Form 10-Q
period 2018-06-30
Arcus Biosciences, Inc.
filed 2018-08-06
CIK 1724521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2018, the registrant had 44,456,659 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2018	2017*
ASSETS
Current assets:
Cash and cash equivalents	$169,998	$98,426
Short-term investments	95,700	77,277
Prepaid expenses and other current assets	1,550	1,141
Amounts owed by a related party	193	25
Total current assets	267,441	176,869
Long-term investments	11,792	—
Property, plant and equipment-net	12,513	11,230
Equity investment in related party	1,711	682
Restricted cash	203	203
Other long-term assets	205	1,502
Total assets	$293,865	$190,486
LIABILITIES
Current liabilities
Accounts payable	$5,388	$3,820
Accrued liabilities	4,342	3,137
Deferred revenue, current	5,000	5,000
Other current liabilities	1,650	769
Total current liabilities	16,380	12,726
Deferred revenue, noncurrent	16,087	18,587
Deferred rent	4,516	4,740
Other long-term liabilities	2,308	565
Total liabilities	39,291	36,618
Convertible preferred stock, $0.0001 par value, no shares and 120,958,867 shares authorized as of June 30, 2018 and December 31, 2017, respectively; no shares and 30,459,574 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively; aggregate liquidation preference of 226,725, as of December 31, 2017	—	226,196
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares and no shares authorized as of June 30, 2018 and December 31, 2017, respectively; no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common stock; $0.0001 par value; 400,000,000 and 153,993,227 shares authorized as of June 30, 2018 and December 31, 2017, respectively; 44,456,659 and 4,090,898 shares issued and outstanding as of June 30, 2018 and December 31, 2017 respectively	4	—
Additional paid-in capital	354,375	948
Accumulated deficit	(99,722)	(73,234)
Accumulated other comprehensive loss	(83)	(42)
Total stockholders’ equity (deficit)	254,574	(72,328)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$293,865	$190,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

*The Condensed Consolidated Balance Sheet as of December 31, 2017 has been derived from the audited financial statements as of that date.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Collaboration and license revenue	$1,250	$—	$2,500	$—
Operation expenses:
Research and development	13,699	7,834	25,352	13,637
General and administrative	3,450	1,830	6,379	3,327
Total operating expenses	17,149	9,664	31,731	16,964
Loss from operations	(15,899)	(9,664)	(29,231)	(16,964)
Interest and other income, net	2,366	114	2,743	214
Net loss	(13,533)	(9,550)	(26,488)	(16,750)
Other comprehensive income (loss)	14	11	(41)	3
Comprehensive loss	$(13,519)	$(9,539)	$(26,529)	$(16,747)
Net loss per share, basic and diluted	$(0.32)	$(5.64)	$(1.01)	$(10.66)
Weighted-average number of shares used to compute basic and diluted net loss per share	42,533,641	1,693,150	26,236,007	1,571,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flow from operating activities
Net loss	$(26,488)	$(16,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,772	203
Depreciation and amortization	1,743	1,114
Share of loss from equity method investee	377	141
Gain on deemed sale from equity method investee	(1,229)	—
Other non-operating income	(177)	(53)
Changes in operating assets and liabilities
Amounts owed by a related party	(168)	384
Prepaid expenses and other current assets	(409)	(366)
Accounts payable	1,347	(1,610)
Accrued liabilities	1,812	821
Other current liabilities	20	20
Deferred revenue	(2,500)	—
Deferred rent	(224)	(316)
Net cash used in operating activities	(24,124)	(16,412)
Cash flow from investing activities
Purchases of short-term and long-term investments	(90,671)	(31,440)
Proceeds from maturities of short-term investments	60,415	16,085
Purchases of property and equipment	(2,358)	(4,381)
Net cash used in investing activities	(32,614)	(19,736)
Cash flow from financing activities
Proceeds from initial public offering, net of issuance costs	125,114	—
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	3,331	608
Payment of preferred stock issuance costs	(135)	—
Net cash provided by financing activities	128,310	608
Net decrease in cash and cash equivalents	71,572	(35,540)
Cash and cash equivalents at beginning of period	98,426	65,160
Cash and cash equivalents at end of period	$169,998	$29,620
Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	1,007	495
Vesting of early exercised stock options and restricted stock	$647	$86

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

Initial Public Offering

On March 21, 2018, the Company completed its initial public offering (IPO) pursuant to which the Company issued 9,200,000 shares of common stock, including the exercise of the underwriters’ overallotment option to purchase 1,200,000 shares of common stock, at an offering price at $15.00 per share. The Company received aggregate net proceeds of approximately $124.7 million after deducting underwriting discounts and other offering related costs. In addition, in connection with the completion of the Company’s IPO, all outstanding shares of convertible preferred stock were converted into 30,459,574 shares of common stock and the Company amended and restated its certificate of incorporation and bylaws, which, among other things, changed the authorized capital stock to 400,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share.

Liquidity and Capital Resources

As of June 30, 2018, the Company had cash and investments of $277.5 million, of which $265.7 million are cash, cash equivalents, and short-term investments which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the filing date of this report.

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

Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any future period. The balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017 included in our Prospectus.

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2018 as compared to the significant accounting policies described in the Company’s audited financial statements for the year ended December 31, 2017 included in the prospectus dated March 14, 2018 filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1993, as amended.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s condensed consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the JOBS Act), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. The Company will remain an emerging growth company until the earliest of (1) the last day of its first fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Restricted Cash

Restricted cash at June 30, 2018 and December 31, 2017, comprises cash balances primarily held as security in connection with the Company’s facility lease agreement and is included in long-term assets in the condensed consolidated balance sheets.

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

The Company recognizes revenue when all four of the following criteria have been met: (i) collectability is reasonably assured; (ii) delivery has occurred or services have been rendered; (iii) persuasive evidence of an arrangement exists; and (iv) the fee is fixed or determinable. Revenue under option and license arrangements is recognized based on evaluation of the performance obligations of the contract. Collectability is assessed based on evaluation of payment criteria as stated in the contract as well as the creditworthiness of the customer. Determination of whether delivery has occurred, or services rendered are based on management’s evaluation of the performance obligations as stated in the contract and progress made against those obligations. Evidence of arrangement is deemed to exist upon execution of the contract. Fees are considered fixed and determinable when the amount payable to the Company is no longer subject to any acceptance, refund rights or other contingencies that would alter the fixed nature of the fees charged for the deliverables.

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

Recently Issued Accounting Standards or Updates Not Yet Effective

In January 2016, the FASB issued ASU No. 2016-01 (Subtopic 825-10), Financial Instruments (ASU 2016-01). ASU 2016-01 requires management to measure equity investments at fair value with changes in fair value recognized in net income or loss. ASU 2016-01 will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 was effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-01 will be effective for the Company for the year ended December 31, 2019, and all interim periods thereafter.  Early adoption is not permitted. We are currently in the process of evaluating the impact of adoption of this standard on our consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07 (Topic 718), Compensation – Stock Compensation (ASU 2018-07). ASU 2018-07 requires an entity to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. For public entities, ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2018-07 is effective for the Company for the year ended December 31, 2020, and all interim periods thereafter. Early adoption is permitted. The Company has not yet determined the potential effects of this ASU on its condensed consolidated financial statements.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy as of June 30, 2018 and December 31, 2017. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$104,286	$104,286	$—	$—
Overnight repurchase agreements	40,000	—	40,000	—
U.S. government agency obligations	46,755	—	46,755	—
Corporate securities and commercial paper	86,449	—	86,449	—
	$277,490	$104,286	$173,204	$—

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$66,478	$66,478	$—	$—
U.S. government agency obligations	57,153	—	57,153	—
Corporate securities and commercial paper	52,072	—	52,072	—
	$175,703	$66,478	$109,225	$—

Classified as (with contractual maturities):

	June 30, 2018	December 31, 2017
Cash and Cash equivalents (due within 90 days)	$169,998	$98,426
Short-term investments (due within one year)	95,700	77,277
Long-term investments (due between one and two years)	11,792	—
	$277,490	$175,703

The investments are classified as available-for-sale marketable securities. At June 30, 2018 and December 31, 2017, the balance in the Company’s accumulated other comprehensive loss comprised activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale marketable securities as of June 30, 2018 and December 31, 2017, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the periods then ended. The Company has a limited number of available-for-sale marketable securities in loss positions as of June 30, 2018, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity (in thousands).

	Fair Value Measurements at June 30, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$104,286	$—	$—	$104,286
Overnight repurchase agreements	40,000		—	40,000
U.S. government agency obligations	46,779		(24)	46,755
Corporate securities and commercial paper	86,509	—	(60)	86,449
	$277,574	$—	$(84)	$277,490

	Fair Value Measurements at December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$66,478	$—	$—	$66,478
U.S. government agency obligations	57,183	—	(30)	57,153
Corporate securities and commercial paper	52,084	—	(12)	52,072
	$175,745	$—	$(42)	$175,703

Note 4: Equity Investment

In September 2016, the Company purchased approximately 3.6 million shares of common stock of PACT Pharma, Inc. (PACT Pharma), a privately funded, early-stage biopharmaceutical company focused on adoptive cell therapy. The Company determined the fair value of such investment to be insignificant to the Company’s 2016 financial statements given the start-up nature of operations of PACT Pharma, and it was recorded at a nominal amount. In December 2016, the Company and PACT Pharma entered into a Master Services Agreement (the PACT Agreement) under which the Company provided PACT Pharma with general administrative support, including finance, human resources, legal, and other operational support. The Company also received certain warrants to purchase PACT Pharma common stock exercisable upon PACT Pharma’s achievement of certain valuation thresholds pursuant to the PACT Agreement. Also, in December 2016, the Company purchased 1.0 million shares of Series A preferred stock of PACT Pharma for $1.0 million. The Company determined PACT Pharma to be a variable interest entity, and that the Company has a variable interest in PACT. However, because the Company is not the primary beneficiary of PACT Pharma, it is not consolidating the results of operations of PACT Pharma in its condensed consolidated financial statements.

The Company’s investment in PACT Pharma is accounted for as an equity method investment, and as a result the Company records its share of PACT Pharma’s operating results in interest and other income, net, in its condensed consolidated statement of operations and comprehensive loss.

For the three and six month periods ended June 30, 2018, the Company recorded $0.2 million and $0.4 million, respectively, and for the three and six month periods ended June 30, 2017, the Company recorded $70,000 and $0.1 million, respectively relating to its share of PACT Pharma’s operating losses. As of June 30, 2018 and December 31, 2017, the Company had a $0.2 million and $25,000 receivable from PACT Pharma, respectively, for expenses the Company paid for on its behalf.

In May 2018, PACT Pharma closed its Series B convertible preferred stock financing. The Company did not participate in this financing and therefore its equity ownership percentage in PACT Pharma decreased. As a result of the dilution in its equity ownership percentage and an increase in PACT Pharma’s estimated fair value per share, the Company recorded a gain of $1.2 million in interest and other income, net, for the three-month period ended June 30, 2018 and an increase in the fair value of the investment balance in the condensed consolidated balance sheet as of June 30, 2018 by the same amount. The PACT Agreement also expired in accordance with its terms at the closing of PACT Pharma’s Series B convertible preferred stock financing.

The Company monitors the investment for events or circumstances indicative of potential other-than-temporary impairment and makes appropriate reductions in carrying values if it is determined that an impairment charge is required. As of June 30, 2018 and 2017, no impairment charge was recorded. As of and for the six-month period ended June 30, 2018 and for the year ended December 31, 2017, the Company also determined the fair value of the warrants to be insignificant to the condensed consolidated financial statements.

Note 5. License and Collaboration Agreements

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

In consideration for the exclusive options and other rights contained in the Taiho Agreement, Taiho will make non-refundable, non-creditable cash payments to the Company totaling $35.0 million, of which the Company received $25.0 million during 2017. An additional $5.0 million is payable by Taiho and expected to be received in both October 2018 and 2019.

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

The Taiho Agreement contains multiple elements, and the deliverables under the Taiho Agreement consist of (1) the research and development services, in which the Company will use commercially reasonable efforts to initiate IND enabling studies for at least five Arcus Programs, as well as further develop such Arcus Programs during the term of the Agreement, and (2) the obligation to participate on the joint steering committee. These deliverables are non-contingent in nature. The Company determined that the obligation to participate in the joint steering committee does not have stand-alone value to Taiho because the committee’s primary purpose is to monitor and govern the research and development activities and, hence, it is inseparable from the research and development services. The Company also concluded that, at the inception of the agreement, Taiho’s exclusive options are contingent deliverables as the exclusive options have significant uncertainty and are outside of the control of the Company, since Taiho has sole discretion to determine whether or not to exercise such options. Further, the Company concluded that the exclusive options do not contain a significant and incremental discount. As of June 30, 2018, Taiho had not exercised any exclusive option. In July 2018, Taiho exercised its first option and is obligated to make an exercise payment of $3.0 million.

The Company determined that the level of effort required for it to meet its obligations under the Taiho Agreement is not expected to vary significantly over the Company’s performance period. Accordingly, the Company combined these deliverables into a single unit of accounting and allocated the entire arrangement consideration to that combined unit of accounting. As a result, the $25.0 million non-refundable, non-creditable cash payments received by the Company are being recognized ratably over the estimated performance period of five years, and the remaining $10.0 million of non-refundable, non-creditable cash payments will be recognized ratably over the estimated remaining performance period as they become due and payable by Taiho. During the three and six month periods ended June 30, 2018, the Company recognized $1.3 million and $2.5 million, respectively, of revenue under the Taiho Agreement. As of June 30, 2018, the Company recorded deferred revenue, current and deferred revenue, noncurrent of $5.0 million and $16.1 million, respectively, in its condensed consolidated balance sheet. As of December 31, 2017, the Company recorded as deferred revenue, current and deferred revenue, noncurrent of $5.0 million and $18.6 million, respectively, in its consolidated balance sheet.

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

WuXi Biologics License Agreement

In August 2017, the Company entered into a license agreement (the WuXi Agreement) with WuXi Biologics (Cayman) Inc. (WuXi Biologics) in which it obtained an exclusive license to develop, use, manufacture, and commercialize products including an anti-PD-1 antibody in North America, Europe, Japan and certain other territories. The Company paid upfront and milestone payments of $18.5 million during the second half of 2017 which were recorded within research and development expenses, as the products have not reached technological feasibility and do not have alternate commercial use. No milestone payments were made during the three and six month periods ended June 30, 2018. The WuXi Agreement also provides for clinical and regulatory milestone payments, commercialization milestone payments of up to $375.0 million, and tiered royalty payments to be made to WuXi Biologics that range from the high single-digits to low teens of net sales by the Company of licensed products.

Abmuno License Agreement

In December 2016, the Company entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) in which it obtained a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody. The Company made milestone payments of zero and $0.8 million for the three and six month periods ended June 30, 2018, respectively, and upfront and milestone payments of zero and $3.8 million for the three and six month periods ended June 30, 2017, respectively, which were recorded within research and development expenses, as the products have not reached technological feasibility and do not have alternate commercial use and are expensed as incurred. In addition, a $2.0 million milestone was reached and recorded within research and development expenses in June 2018 and paid in July 2018. The Abmuno Agreement also provides for additional clinical, regulatory and commercialization milestone payments up to $101.0 million which reflects the payment of $2.0 million in milestone payment made in July 2018.

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

Total stock-based compensation expense was recognized in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June,		Six months ended June 30,
	2018	2017	2018	2017
Research and development	701	$67	1,041	$108
General and administrative	415	64	731	95
Total stock-based compensation	$1,116	$131	$1,772	$203

The Company granted 210,808 and 1,396,989  stock options for the three and six month periods ended June 30, 2018, respectively, and 190,145 and 866,582 for the three and six month periods ended June 30, 2017, respectively. These options had a weighted average grant-date fair value of $11.23 and $7.29 per share for the three and six month periods ended June 30, 2018, respectively, and $1.76 and $1.75 for the three and six month periods ended June 30, 2017, respectively.

As a result of stock issuances under the Company’s stock plans, the Company issued 5,171 and 713,931 shares of our common stock for the three and six month periods ended June 30, 2018, respectively, and 240,407 and 519,059 for the three and six month periods ended June 30, 2017, respectively.

As a result of early exercises under the 2015 Plan, approximately 1,181,717 and 812,769 shares had not vested and were subject to repurchase as of June 30, 2018 and December 31, 2017, respectively. The Company treats cash received from the exercise of unvested options as a refundable deposit and classifies such amounts as a liability in its condensed consolidated balance sheets. As of June 30, 2018 and December 31, 2017, the Company included cash received from the early exercise of unvested options of $3.5 million and $0.9 million, in its other current and long-term liabilities, respectively based on the timing of their expected vesting. Amounts included in liabilities are transferred into common stock and additional paid-in capital as the shares vest, which is generally over a period of 48 months.

Note 7. Condensed Consolidated Balance Sheet Components

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2018	As of December 31, 2017
Scientific equipment	$6,197	$5,053
Furniture and equipment	730	625
Capitalized software	146	131
Leasehold improvements	10,824	9,280
Construction in progress	338	119
Total	18,235	15,208
Less: Accumulated depreciation and amortization	(5,722)	(3,978)
Property and equipment, net	$12,513	$11,230

Depreciation and amortization expense was $0.9 million and $1.7 million for the three and six month periods ended June 30, 2018, respectively, and $0.6 million and $1.1 million for the three and six month periods ended June 30, 2017, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2018	As of December 31, 2017
Accrued personnel expenses	$1,902	$1,026
Accrued research and development expenses	2,082	1,193
Professional fees	100	706
Other	258	212
Total	$4,342	$3,137

Note 8. Net Loss per Share

Effective as of the completion of the IPO, all of the Company’s preferred stock was converted to common stock. For purposes of calculating net loss per share for the three and six month periods ended June 30, 2018, the preferred stock converted to common stock was included in the net loss per common share calculation on a post-conversion basis based on the conversion date.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(13,533)	$(9,550)	$(26,488)	$(16,750)
Denominator:
Weighted-average common shares outstanding	44,450,312	3,900,271	28,248,337	3,725,487
Less: weighted-average common shares subject to repurchase	(1,916,671)	(2,207,121)	(2,012,330)	(2,153,582)
Weighted-average common shares used to compute basic and diluted net loss per share	42,533,641	1,693,150	26,236,007	1,571,905
Net loss per share: basic and diluted	$(0.32)	$(5.64)	$(1.01)	$(10.66)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Six Months Ended June 30,
	2018	2017
Convertible preferred stock	—	21,307,645
Common stock options issued and outstanding	1,221,862	471,891
Unvested restricted common stock	636,574	1,331,018
Unvested early exercised common stock options	1,181,717	867,958
Total	3,040,153	23,978,512

Note 9. Subsequent Event

In July 2018, Taiho exercised its option under the Option and License Agreement entered into in September 2017 to obtain an exclusive development and commercialization license to the Company’s adenosine receptor antagonist program, which includes AB928 and back-up compounds, in Japan and certain other territories in Asia (excluding China).  Taiho is obligated to make the $3.0 million option exercise payment in August 2018.

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

Overview

We are a clinical-stage biopharmaceutical company focused on creating innovative cancer immunotherapies by leveraging underexploited biological opportunities. Specifically, we target well-characterized biological pathways with significant scientific data supporting their importance in regulating the immune response against cancer and for which either there are no molecules in development or those that exist have suboptimal profiles. To exploit these pathways, we have built a robust and highly efficient discovery capability to create and optimize highly differentiated small-molecule immuno-oncology product candidates. Since our inception in 2015, we have built a broad portfolio of small-molecule and antibody product candidates that we plan to develop together as intra-portfolio combinations. Our most advanced small-molecule product candidate, AB928, is in a Phase 1/1b program to evaluate it in combination with chemotherapy and with our anti-PD-1 antibody, AB122.  We expect to report dose-escalation data for these combinations in the first half of 2019.  We have also initiated clinical trials for our two antibody product candidates, AB122 and AB154 (our anti-TIGIT antibody) and expect to advance our fourth product candidate, AB680 (a small molecule CD73 inhibitor) into a clinical trial by the end of 2018. Members of the Arcus team have worked together for more than 10 years discovering innovative small-molecule product candidates while at companies such as Tularik Inc., Amgen, Inc. and Flexus Biosciences, Inc.

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

Interest and Other Income, Net

Interest and other income, net consists primarily of interest earned on our investments including corporate notes and government agency notes, and equity method investment accounting transactions related to our investment in PACT Pharma, Inc. (PACT Pharma), including recognition of our share of losses and any gains and losses related to a dilution of our investment.

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

There have been no significant changes in our critical accounting policies and estimates during the six-month period ended June 30, 2018, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus and more fully described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the periods indicated (in thousands)

	Three Months Ended June 30,		Change
	2018	2017	$	%
Collaboration and license revenue	$1,250	$—	$1,250	100%
Operating expenses:
Research and development	13,699	7,834	5,865	75%
General and administrative	3,450	1,830	1,620	89%
Loss from operations	(15,899)	(9,664)	(6,235)	65%
Interest and other income, net	2,366	114	2,252	*
Net loss	$(13,533)	$(9,550)	$(3,983)	42%
* Not Meaningful

Collaboration and License Revenue

Collaboration and license revenue of $1.3 million for the three months ended June 30, 2018 was entirely due to the revenue we recognized pursuant to the Taiho Agreement we entered into in September 2017. We had no collaboration and license revenue for the three months ended June 30, 2017.

Research and Development Expenses

Research and development expenses increased $5.9 million, or 75%, from $7.8 million for the three months ended June 30, 2017 to $13.7 million for the three months ended June 30, 2018. The increase in research and development expenses was primarily due to an increase of $1.8 million in manufacturing and clinical costs for our ongoing clinical trials on AB928 and AB122 and the manufacturing of AB154 and AB680, an increase of $1.5 million in product license costs resulting from a milestone reached in our Abmuno Agreement, an increase of $1.4 million in employee compensation costs, and an increase of $0.6 million in stock-based compensation.

General and Administrative Expenses

General and administrative expenses increased $1.6 million, or 89%, from $1.8 million for the three months ended June 30, 2017 to $3.5 million for the three months ended June 30, 2018. The increase in general and administrative expenses was primarily due to an increase of $0.5 million in employee compensation costs, an increase of $0.4 million in legal and accounting fees, an increase of $0.3 million in stock-based compensation, and an increase of $0.3 million in facilities and office related expenses.

Interest and Other Income, Net

Interest and other income, net increased $2.3 million from $0.1 million for the three months ended June 30, 2017 to $2.4 million for the three months ended June 30, 2018. The increase was primarily due to a $1.2 million gain related to the dilution of our equity method investment in PACT Pharma and an increase in interest income of $1.0 million resulting from higher cash and investment balances.

Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		Change
	2018	2017	$	%
Collaboration and license revenue	$2,500	$—	$2,500	100%
Operating expenses:
Research and development	25,352	13,637	11,715	86%
General and administrative	6,379	3,327	3,052	92%
Loss from operations	(29,231)	(16,964)	(12,267)	72%
Interest and other income, net	2,743	214	2,529	*
Net loss	$(26,488)	$(16,750)	$(9,738)	58%
* Not Meaningful

Collaboration and License Revenue

Collaboration and license revenue of $2.5 million for the six months ended June 30, 2018 was entirely due to the revenue we recognized pursuant to the Taiho Agreement we entered into in September 2017. We had no collaboration and license revenue for the six months ended June 30, 2017.

Research and Development Expenses

Research and development expenses increased $11.7 million, or 86%, from $13.6 million for the six months ended June 30, 2017 to $25.3 million for the six months ended June 30, 2018. The increase in research and development expenses was primarily due to an increase of $7.0 million in manufacturing and clinical costs for our ongoing clinical trials on AB928 and AB122 and the manufacturing of AB154 and AB680, an increase of $2.3 million in employee compensation costs, an increase of $0.9 million in stock-based compensation, and an increase of $0.4 million in depreciation expense related to increases in lab equipment.

General and Administrative Expenses

General and administrative expenses increased $3.1 million, or 92%, from $3.3 million for the six months ended June 30, 2017 to $6.4 million for the six months ended June 30, 2018. The increase in general and administrative expenses was primarily due to an increase of $0.8 million in legal and accounting fees, an increase of $0.7 million in employee compensation costs, an increase of $0.6 million in stock-based compensation, an increase of $0.4 million in facilities and office costs, and an increase of $0.2 million in depreciation expense.

Interest and Other Income, Net

Interest and other income, net increased $2.5 million from $0.2 million for the six months ended June 30, 2017 to $2.7 million for the six months ended June 30, 2018. The increase was primarily due to a $1.4 million increase in interest income resulting from higher cash and investment balances and a $1.2 million gain related to the dilution of our equity method investment in PACT Pharma.

Liquidity and Capital Resources

To date, we have financed our operations primarily through net proceeds of $226.2 million from private placements of convertible preferred stock, $25.0 million in proceeds from the Taiho Agreement, and net proceeds of $124.7 million from our IPO in March 2018, pursuant to which we issued 9,200,000 shares of our common stock. As of June 30, 2018, we had $277.5 million of cash and investments, of which $265.7 million are cash, cash equivalents, and short-term investments. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, and investments in corporate securities and government agency obligations.

Based on our existing business plan, we believe that our existing cash, cash investments, and short-term investments will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for our product candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the timing and amount of milestone payments we receive under the Taiho Agreement;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the cost, timing and outcome of regulatory review of our product candidates;
•	the cost and timing of establishing sales and marketing capabilities, if any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;
•	the costs associated with being a public company; and
•	the cost associated with commercializing our product candidates, if they receive marketing approval.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended June 30,
Net cash (used in) provided by:	2018	2017
Operating activities	$(24,124)	$(16,412)
Investing activities	(32,614)	(19,736)
Financing activities	128,310	608
Net increase (decrease) in cash and cash equivalents	$71,572	$(35,540)

Cash Used in Operating Activities

Net cash used in operating activities was $24.1 million for the six months ended June 30, 2018 and $16.7 million for the six months ended June 30, 2017.

Cash used in operating activities for the six months ended June 30, 2018 was primarily due to our net loss for the period of $26.5 million, and was also affected by changes in operating assets and liabilities, including a decrease in deferred revenue of $2.5 million, an increase in accounts payable and accrued liabilities of $3.2 million, an increase in prepaid expenses of $0.4 million, a non-cash gain of $0.9 million relating to our equity method investee and non-cash charges relating to depreciation and amortization and stock-based compensation expense of $3.5 million.

Cash used in operating activities for the six months ended June 30, 2017 was primarily due to our net loss for the period of $16.8 million, and was also affected by changes in operating assets and liabilities, including a decrease in accounts payable and accrued liabilities of $0.8 million and non-cash depreciation and amortization and stock-based compensation expense of $1.3 million.

Cash Used in Investing Activities

Cash used in investing activities was $32.6 million for the six months ended June 30, 2018, primarily related to the net purchase of investments of $30.2 million, and purchases of property and equipment of $2.4 million.

Cash used in investing activities was $19.7 million for the six months ended June 30, 2017, primarily related to the net purchase of investments of $15.3 million and purchases of property and equipment of $4.4 million.

Cash Provided by Financing Activities

Cash provided by financing activities was $128.3 million for the six months ended June 30, 2018, which consisted primarily of net proceeds of $125.1 million from our IPO (approximately $0.4 million of IPO costs were paid in 2017) and net proceeds of $3.3 million from the exercise of our common stock options.

Cash provided by financing activities was $0.6 million for the six months ended June 30, 2017, which consisted primarily of net proceeds of $0.6 million from the exercise of our common stock options.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to our contractual obligations during the three and six month periods ended June 30, 2018, as compared to those disclosed in our Prospectus.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six-month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early-stage immuno-oncology company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations have been limited to organizing and staffing our company, business planning, raising capital, identifying potential product candidates, establishing licensing arrangements and/or acquiring any necessary technology, and undertaking research and preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three and six month periods ended June 30, 2018, our net losses were $13.5 million and $26.5 million, respectively, and $9.6 million and $16.7 million for the three and six month periods ended June 30, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $99.7 million. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of June 30, 2018, we had $277.5 million in cash and investments, which included $265.7 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund the clinical development of AB928 and AB122, including cohort expansion studies, into at least the fourth quarter of 2020, but not through regulatory approval. Accordingly, we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for our product candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the timing and amount of milestone payments we receive from Taiho Pharmaceuticals Co., Ltd. (Taiho) under our option and license agreement (the Taiho Agreement);
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the cost, timing and outcome of regulatory review of our product candidates;
•	the cost and timing of establishing sales and marketing capabilities, if any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;
•	the costs associated with being a public company; and
•	the cost associated with commercializing our product candidates, if they receive marketing approval.

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

We are early in our development efforts and our operations to date have been limited to drug discovery, preclinical studies and early-stage clinical trials. Our two lead product candidates entered Phase 1 clinical trials in November 2017 and we expect to have a total of four product candidates in Phase 1 clinical trials by the end of 2018. While our clinical trials to date have been conducted outside the United States, we are initiating several trials in the United States. As a result, we will need to expand our clinical operations, quality and regulatory capabilities to support these activities.

Our interactions with the FDA have been limited to the initiation of our Phase 1/1b program. Because of these limited interactions, we may subsequently learn of certain information or data that the FDA may request, which may necessitate conducting additional preclinical studies or generating such information at significant time and expense, including under a clinical hold imposed on an investigational new drug application (IND). Even if we conducted the additional studies or generated the additional information requested, the FDA could disagree that we have satisfied their requirements, all of which will cause significant delays to our programs.

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

The results of preclinical and early clinical trials of our product candidates and other products with the same mechanism of action may not be predictive of the results of later-stage clinical trials. Clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. In particular, results from uncontrolled trials, meaning there is no control group such as a placebo group, are inherently difficult to interpret. Clinical trials evaluating two or more investigational product candidates that have not yet been approved can compound these difficulties. As a key element of our strategy is the development of intra-portfolio combinations, many of our clinical trials will test more than one investigational product candidates in uncontrolled studies, such as the clinical trials in our Phase 1/1b program for AB928 where we are evaluating AB928 in combination with AB122, and the Phase 1 trial for AB154 which will evaluate AB154 in combination with AB122. Furthermore, as more product candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change.

We currently have three product candidates in clinical development and their risk of failure is high. We are unable to predict if these product candidates or any of our future product candidates that advance into clinical trials will prove safe or effective in humans or will obtain marketing approval. If we are unable to complete preclinical or clinical trials of current or future product candidates, due to safety concerns, or if the results of these trials are not satisfactory to convince regulatory authorities of their safety or efficacy, we will not be able to obtain marketing approval for commercialization. Even if we are able to obtain marketing approvals for any of our product candidates, those approvals may be for indications that are not as broad as desired or may contain other limitations that would adversely affect our ability to generate revenue from sales of those products. Moreover, if we are not able to differentiate our product against other approved products within the same class of drugs, or if any of the other circumstances described above occur, our business would be materially harmed and our ability to generate revenue from that class of drugs would be severely impaired.

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

However, these combinations have not been tested before and may fail to demonstrate synergistic activity against immunological targets, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, may exacerbate adverse events associated with one of the product candidates when used as monotherapy, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy. In addition, it may be difficult to interpret the results of any uncontrolled trials we conduct with our intra-portfolio combinations, such as the clinical trials in our Phase 1/1b program for AB928 where we are evaluating AB928 in combination with AB122, and the Phase 1 trial for AB154 which will evaluate AB154 in combination with AB122.

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

To date, we have only tested AB928 and AB122 in a limited number of oncology subjects. As we continue our development of these product candidates and initiate clinical trials of our additional product candidates, serious adverse events, undesirable side effects or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our product candidates initially show promise in these early clinical trials, the side effects of drugs are frequently only detectable after they are tested in large, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our product candidate, we may be required to develop a Risk Evaluation and Mitigation Strategy (REMS) to mitigate those serious safety risks, which could impose significant distribution and use restrictions on our products.

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

For example, enrollment of oncology subjects in our AB122 clinical trial may be hampered by nivolumab from Bristol-Myers Squibb and pembrolizumab from Merck, both of which are approved and on the market. Subjects may opt to be treated with an approved product with substantially more safety and efficacy data than is currently available for our anti-PD-1 antibody product candidate. Bristol-Myers Squibb and Merck may also be conducting clinical trials of these products in additional indications, and some of those clinical sites may also participate in our clinical trials, which could reduce the number of subjects available for our clinical trials at those sites.

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

The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. In some instances, there can be significant variability in safety or efficacy results between different trials with the same product candidate due to numerous factors, including differences in trial protocols, size and type of the patient populations, variable adherence to the dosing regimen or other protocol requirements and the rate of dropout among clinical trial participants. Furthermore, results from uncontrolled trials, meaning there is no control group such as a placebo group, are inherently difficult to interpret, especially where the clinical trial is evaluating two or more investigational product candidates that have not yet been approved. As a key element of our strategy is the development of intra-portfolio combinations, many of our clinical trials will test more than one investigational product candidates in uncontrolled studies, such as the clinical trials in our Phase 1/1b program for AB928 where we are evaluating AB928 in combination with AB122, and the Phase 1 trial for AB154 which will evaluate AB154 in combination with AB122. We do not know whether any clinical trials we conduct will demonstrate consistent or adequate efficacy and safety to obtain marketing approval to market our product candidates. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether marketing approval will be obtained for any of our product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in future Phase 3 clinical trials or registrational trials. The FDA or comparable foreign regulatory authorities may disagree with our trial designs and our interpretation of data from preclinical studies or clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 or registrational clinical trial that has the potential to result in FDA or other comparable foreign regulatory authorities’ approval. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or comparable foreign regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates, if approved.

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

•	any changes to our manufacturing process or product specifications that may be necessary or desired;
•	any failure or delay in reaching an agreement with contract research organizations (CROs) and clinical trial sites;
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

As product candidates progress through preclinical to late stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as the product candidate’s specifications, manufacturing methods and formulation, are altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates and generate revenue.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we will be unable to successfully commercialize our product candidates if and when they are approved.

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

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenue or the profitability of these product revenue to us are likely to be lower than if we were to market and sell any medicines that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties, and we cannot assure you that such third parties will establish adequate sales and distribution capabilities or devote the necessary resources and attention to sell and market our medicines effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement. For example, the Taiho Agreement provides us with non-dilutive capital to fund our operations and a strategic development and commercialization partner for our product candidates in Japan and certain other territories in Asia (excluding China). If Taiho does not exercise its option to a development program, our capital requirements relating to such development program will significantly increase and we may need to seek a new partner in order to develop and commercialize our product candidates from such program in the territories optioned by Taiho. Failure to realize the benefits of any collaborations or strategic alliances may further cause us to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any planned sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market and generate product sales revenue, which would harm our business prospects, financial condition and results of operations.

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

Some of the other products in the same class as our product candidates have already been approved or are further along in development. With respect to our dual adenosine receptor antagonist, AB928, AdoRx has a program to discover and develop a dual adenosine receptor antagonist, and we are aware of other companies that are developing selective adenosine receptor antagonists, including AstraZeneca/MedImmune, Corvus, iTEOS and Novartis. For our small-molecule CD73 inhibitor, AB680, Peloton Therapeutics has a program to discover and develop a small-molecule against this same target, and Exscientia and Evotec have partnered to discover and develop bispecific small molecules that target both A2aR and CD73, as well as small molecules that only target A2aR or CD73.  We are also aware of several pharmaceutical companies developing antibodies against this target, including AstraZeneca/MedImmune, Bristol-Myers Squibb, Corvus, Innate Pharma, Merck and Surface Oncology. Regarding our anti-PD-1 antibody, AB122, multiple large pharmaceutical companies have already received regulatory approvals for their anti-PD-1/PD-L1 antibodies, including AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck Kgaa, and Roche/Genentech, and there are also many other anti-PD-1 and anti-PD-L1 antibodies in clinical development. With respect to our anti-TIGIT antibody, AB154, we are aware of several pharmaceutical companies developing antibodies against this target, including Bristol-Myers Squibb, Compugen, Genentech, iTEOS, Merck, OncoMed, and Potenza in partnership with Astellas. As more product candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Consequently, the results of our clinical trials for product candidates in those class will likely need to show a risk benefit profile that is competitive with or more favorable than those products and product candidates in order to obtain marketing approval or, if approved, a product label that is favorable for commercialization. If the risk benefit profile is not competitive with those products or product candidates, we may have developed a product that is not commercially viable, that we are not able to sell profitably or that is unable to achieve favorable pricing or reimbursement. In such circumstances, our future product revenue and financial condition would be materially and adversely affected.

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

Unfavorable global economic and trade conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and global trade. To date, our clinical trials have been conducted outside of the United States, and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, proposed tariffs from President Trump have included a 25% tariff on raw ingredients for pharmaceuticals, such as the active pharmaceutical ingredient for our product candidates. Given our exclusive relationship with WuXi Biologics, located in China, for the manufacture of AB122 and AB154 and for biologics CMC development, these additional tariffs, if they were to be imposed, would have an adverse impact on our operating results and financial condition. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We conduct clinical development operations through our Australian wholly-owned subsidiary. If we do not effectively manage our operations in Australia, our business and results of operations may suffer.

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

In December 2017, new legislation significantly revised the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. We do not expect this tax legislation to have a material impact to our current projection of minimal cash taxes for the near future. However, we continue to examine the impact that this tax legislation may have on our business in the longer term. Accordingly, notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax legislation on holders of our common stock is also uncertain and could be adverse. We urge prospective investors to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

In addition, information generated during the clinical trial process is susceptible to varying interpretations that could delay, limit, or prevent marketing approval at any stage of the approval process. For example, results from uncontrolled trials, meaning there is no control group such as a placebo group, are inherently difficult to interpret and may be made more difficult where a clinical trial is evaluating two or more investigational product candidates that have not yet been approved.  As a key element of our strategy is the development of intra-portfolio combinations, many of our clinical trials will test multiple investigational product candidates in uncontrolled studies, such as the clinical trials in our Phase 1/1b program for AB928 where we are evaluating AB928 in combination with AB122, and the Phase 1 trial for AB154 which will evaluate AB154 in combination with AB122.  Moreover, early positive preclinical or clinical trial results may not be replicated in later clinical trials. As more product candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Failure to demonstrate adequately the quality, safety and efficacy of any of our product candidates would delay or prevent marketing approval of the applicable product candidate. We cannot assure you that if clinical trials are completed, either we or our potential collaborators will submit applications for required authorizations to manufacture or market potential products or that any such application will be reviewed and approved by appropriate regulatory authorities in a timely manner, if at all.

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

International data protection laws also apply to health-related and other personal information obtained outside of the United States. Regulation (EU) 2016/679 (General Data Protection Regulation), which began to apply to companies on May 25, 2018 directly in all EU Member States, replacing Directive 95/46/EC (EU Data Protection Directive) and each EU Member State’s implementing legislation, imposes even stricter obligations on the use of health-related and other personal information. These requirements include the obligation to appoint data protection officers in certain circumstances, new rights for individuals to be “forgotten” and rights to data portability, the principal of accountability and the obligation to make public notification of significant data breaches. Under the General Data Protection Regulation, data protection authorities can also impose administrative fines of up to 4% of our total worldwide turnover or up to €20 million (whichever is higher).  In addition, the General Data Protection Regulation only permits exports of personal data to countries outside of the European Economic Area (EEA), like the United States, if there is a suitable data transfer solution in place to safeguard personal data.  Some of the approved current data transfer mechanisms are under review in the EU courts and by the European Commission, which adds to the complexity of transferring personal data outside of the EEA. The General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we will be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

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

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained.

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

•	regulatory, trade or legal developments in the United States and other countries, including changes in tariffs or other trade restrictions;
•	the level of expenses related to future product candidates or clinical development programs;
•	our failure to achieve product development goals in the timeframe we announce;
•	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	recruitment or departure of key personnel;
•	the economy as a whole and market conditions in our industry;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;
•	the expiration of market standoff or contractual lock-up agreements;
•	the size of our market float; and
•	any other factors discussed in this report.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. Of the 44,456,659 shares of our common stock outstanding as of June 30, 2018, a significant majority are currently restricted from resale as a result of market standoff and “lock-up” agreements. These shares will become available to be sold 181 days after the date of our initial public offering, which occurred in March 2018. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (Securities Act), and various vesting agreements. Certain of our stockholders will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders, subject to market standoff and lockup agreements. We have also registered shares of common stock that we have issued and may issue under our employee equity incentive plans. These shares can be sold freely in the public market upon issuance, subject to existing market standoff or lock-up agreements.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. Compliance with new accounting standards may also result in additional expenses. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recently Adopted Accounting Standards” in our registration statement on Form S-1 which was declared effective on March 14, 2018.

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

Based upon shares outstanding as of June 30, 2018, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 57.0% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 14, 2018, our Registration Statements on Form S-1 (File Nos. 333-223086 and 333-223670) were declared effective by the SEC for our initial public offering of common stock, pursuant to which we sold an aggregate of 9,200,000 shares of our common stock at an initial public offering price of $15.00 per share. There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018

3.2	Amended and Restated Bylaws	10-Q	001-38419	3.2	May 9, 2018

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Company Name

Date: August 6, 2018	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2018	By:	/s/ Jennifer Jarrett
Jennifer Jarrett
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)