Form 10-Q
period 2018-09-30
Arcus Biosciences, Inc.
filed 2018-11-08
CIK 1724521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2018, the registrant had 44,453,724 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2018	2017*
ASSETS
Current assets:
Cash and cash equivalents	$74,889	$98,426
Short-term investments	182,948	77,277
Receivable from collaboration partner	5,000	—
Prepaid expenses and other current assets	2,329	1,141
Amounts owed by a related party	114	25
Total current assets	265,280	176,869
Long-term investments	7,746	—
Property and equipment, net	11,762	11,230
Equity investment in related party	1,525	682
Restricted cash	203	203
Other long-term assets	205	1,502
Total assets	$286,721	$190,486
LIABILITIES
Current liabilities
Accounts payable	$2,109	$3,820
Accrued liabilities	6,667	3,137
Deferred revenue, current	6,250	5,000
Other current liabilities	1,585	769
Total current liabilities	16,611	12,726
Deferred revenue, noncurrent	18,546	18,587
Deferred rent	4,396	4,740
Other long-term liabilities	2,047	565
Total liabilities	41,600	36,618
Convertible preferred stock, $0.0001 par value, no shares and 120,958,867 shares authorized as of September 30, 2018 and December 31, 2017, respectively; no shares and 30,459,574 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively; aggregate liquidation preference of 226,725, as of December 31, 2017	—	226,196
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000,000 shares and no shares authorized as of September 30, 2018 and December 31, 2017, respectively; no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value, 400,000,000 and 153,993,227 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 44,453,724 and 4,090,898 shares issued and outstanding as of September 30, 2018 and December 31, 2017 respectively	4	—
Additional paid-in capital	355,758	948
Accumulated deficit	(110,533)	(73,234)
Accumulated other comprehensive loss	(108)	(42)
Total stockholders’ equity (deficit)	245,121	(72,328)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$286,721	$190,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

*The Condensed Consolidated Balance Sheet as of December 31, 2017 has been derived from the audited financial statements as of that date.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Collaboration and license revenue	$4,291	$163	$6,791	$163
Operation expenses:
Research and development	12,859	21,435	38,210	35,072
General and administrative	3,577	1,862	9,956	5,188
Total operating expenses	16,436	23,297	48,166	40,260
Loss from operations	(12,145)	(23,134)	(41,375)	(40,097)
Interest and other income, net	1,333	12	4,076	225
Net loss	(10,812)	(23,122)	(37,299)	(39,872)
Other comprehensive income (loss)	(25)	14	(66)	17
Comprehensive loss	$(10,837)	$(23,108)	$(37,365)	$(39,855)
Net loss per share, basic and diluted	$(0.25)	$(11.86)	$(1.16)	$(23.47)
Weighted-average number of shares used to compute basic and diluted net loss per share	42,838,098	1,949,258	32,056,675	1,699,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flow from operating activities
Net loss	$(37,299)	$(39,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,820	340
Depreciation and amortization	2,717	1,846
Share of loss from equity method investee	563	260
Gain on deemed sale from equity method investee	(1,229)	—
Accretion of discounts (amortization of premiums) on investments	(1,017)	82
Other non-operating income	(177)	(76)
Changes in operating assets and liabilities
Receivable from collaboration partner	(5,000)	(25,000)
Amounts owed by a related party	(89)	370
Prepaid expenses and other current assets	(1,188)	(1,288)
Accounts payable	(1,029)	(2,306)
Accrued liabilities	4,141	611
Other current liabilities	33	28
Deferred revenue	1,209	24,837
Deferred rent	(344)	(478)
Net cash used in operating activities	(35,889)	(40,646)
Cash flow from investing activities
Purchases of short-term and long-term investments	(222,067)	(37,718)
Proceeds from maturities of short-term and long-term investments	109,601	35,933
Purchases of property and equipment	(3,485)	(5,220)
Net cash used in investing activities	(115,951)	(7,005)
Cash flow from financing activities
Proceeds from initial public offering, net of issuance costs	125,111	—
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	3,327	797
Payment of preferred stock issuance costs	(135)	—
Net cash provided by financing activities	128,303	797
Net decrease in cash and cash equivalents	(23,537)	(46,854)
Cash and cash equivalents at beginning of period	98,426	65,160
Cash and cash equivalents at end of period	$74,889	$18,306
Non-cash investing and financing activities:
Unpaid financing cost included in accounts payable and accrued liabilities	$—	$33
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	103	23
Vesting of early exercised stock options and restricted stock	$982	$140

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

Liquidity and Capital Resources

As of September 30, 2018, the Company had cash and investments of $265.6 million, of which $257.8 million are cash, cash equivalents, and short-term investments which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the filing date of this report.

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

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any future period. The balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2017 included in the Company’s prospectus dated March 14, 2018 filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1993, as amended (the Prospectus).

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2018 as compared to the significant accounting policies described in the Company’s audited financial statements for the year ended December 31, 2017 included in the Prospectus.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s condensed consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the JOBS Act), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. The Company will remain an emerging growth company until the earliest of (1) the last day of its first fiscal year (a) following the fifth anniversary of the completion of its initial public offering, (b) in which the Company has a total annual gross revenue of at least $1.07 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the common stock that is held by non-affiliates exceeds $700.0 million of the prior June 30th and (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Restricted Cash

Restricted cash at September 30, 2018 and December 31, 2017 comprises cash balances primarily held as security in connection with the Company’s facility lease agreement and is included in long-term assets in the condensed consolidated balance sheets.

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

Options to acquire development and commercialization licenses of the Company’s products are evaluated to determine if they are substantive.  Fees for substantive options are recognized as revenue when the option is exercised by the collaboration partner and the Company has completed the deliverables that are associated with exercise of such option.

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

Recently Issued Accounting Standards or Updates Not Yet Effective

In January 2016, the FASB issued ASU No. 2016-01 (Subtopic 825-10), Financial Instruments (ASU 2016-01). ASU 2016-01 requires management to measure equity investments at fair value with changes in fair value recognized in net income or loss. ASU 2016-01 will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 was effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-01 will be effective for the Company for the year ended December 31, 2019, and all interim periods thereafter.  Early adoption is not permitted. The Company is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements.

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

The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. generally accepted accounting pronouncements. The Company is still in the process of evaluating the effect that this guidance will have on revenue recognition for its option and license agreement with Taiho Pharmaceutical Co., Ltd. (Taiho), specifically as it pertains to the non-refundable, non-creditable upfront cash payments to the Company totaling $35.0 million, an option exercise payment of $3.0 million and all other future contingent payments the Company may become entitled to. The Company expects its evaluation to be completed during 2018.

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

In August 2018, the FASB issued ASU No.2018-13 (Topic 820), Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurement in Topic 820. For public entities, ASU 2018-013 is effective for fiscal years beginning after December 15, 2019. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2018-13 is effective for the Company for the year ended December 31, 2020, and all interim periods thereafter. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy as of September 30, 2018 and December 31, 2017. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$58,404	$58,404	$—	$—
U.S. government agency obligations	89,461	—	89,461	—
Corporate securities and commercial paper	117,718	—	117,718	—
	$265,583	$58,404	$207,179	$—

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$66,478	$66,478	$—	$—
U.S. government agency obligations	57,153	—	57,153	—
Corporate securities and commercial paper	52,072	—	52,072	—
	$175,703	$66,478	$109,225	$—

Classified as (with contractual maturities):

	September 30, 2018	December 31, 2017
Cash and Cash equivalents	$74,889	$98,426
Short-term investments (due within one year)	182,948	77,277
Long-term investments (due between one and two years)	7,746	—
	$265,583	$175,703

The investments are classified as available-for-sale marketable securities. At September 30, 2018 and December 31, 2017, the balance in the Company’s accumulated other comprehensive loss comprised activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale marketable securities as of September 30, 2018 and December 31, 2017, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the periods then ended. The Company has a limited number of available-for-sale marketable securities in loss positions as of September 30, 2018, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity (in thousands).

	Fair Value Measurements at September 30, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$58,404	$—	$—	$58,404
U.S. government agency obligations	89,505		(43)	89,462
Corporate securities and commercial paper	117,784	—	(67)	117,717
	$265,693	$—	$(110)	$265,583

	Fair Value Measurements at December 31, 2017
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$66,478	$—	$—	$66,478
U.S. government agency obligations	57,183	—	(30)	57,153
Corporate securities and commercial paper	52,084	—	(12)	52,072
	$175,745	$—	$(42)	$175,703

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

For the three and nine months ended September 30, 2018, the Company recorded $0.2 million and $0.6 million, respectively, and for the three and nine months ended September 30, 2017, the Company recorded $70,000 and $0.3 million, respectively relating to its share of PACT Pharma’s operating losses. As of September 30, 2018 and December 31, 2017, the Company had a $0.1 million and $25,000 receivable from PACT Pharma, respectively, for expenses the Company paid for on its behalf.

In May 2018, PACT Pharma closed its Series B convertible preferred stock financing. The Company did not participate in this financing and therefore its equity ownership percentage in PACT Pharma decreased. As a result of the dilution in its equity ownership percentage and an increase in PACT Pharma’s estimated fair value per share, the Company recorded a gain of $1.2 million in interest and other income, net, during the nine months ended September 30, 2018 and an increase in the fair value of the investment balance in the condensed consolidated balance sheet as of September 30, 2018 by the same amount. The PACT Agreement also expired in accordance with its terms at the closing of PACT Pharma’s Series B convertible preferred stock financing.

The Company monitors the investment for events or circumstances indicative of potential other-than-temporary impairment and makes appropriate reductions in carrying values if it is determined that an impairment charge is required. As of September 30, 2018 and 2017, no impairment charge was recorded. As of and for the nine months ended September 30, 2018 and for the year ended December 31, 2017, the Company also determined the fair value of the warrants to be insignificant to the condensed consolidated financial statements.

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

In consideration for the exclusive options and other rights contained in the Taiho Agreement, Taiho will make non-refundable, non-creditable cash payments to the Company totaling $35.0 million, of which the Company received $25.0 million during 2017. An additional $5.0 million was received in October 2018 and the remaining $5.0 million is expected to be received in 2019.

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

The Company determined that the level of effort required for it to meet its obligations under the Taiho Agreement is not expected to vary significantly over the Company’s performance period. Accordingly, the Company combined these deliverables into a single unit of accounting and allocated the entire arrangement consideration to that combined unit of accounting. As a result, the $25.0 million non-refundable, non-creditable cash payments received by the Company in 2017 is being recognized ratably over the estimated performance period of five years, the $5.0 million non-refundable, non-creditable cash payment received by the Company in 2018 is being recognized ratably over the estimated performance period of four years and the remaining $5.0 million of non-refundable, non-creditable cash payments will be recognized ratably over the estimated remaining performance period as it becomes due and payable by Taiho.

The Company also concluded that, at the inception of the agreement, Taiho’s exclusive options are substantive and that they are contingent deliverables as the exclusive options have significant uncertainty and are outside of the control of the Company, since Taiho has sole discretion to determine whether or not to exercise such options. Further, the Company concluded that the exclusive options do not contain a significant and incremental discount. In July 2018, Taiho exercised its option to the Company’s adenosine receptor antagonist program for a fee of $3.0 million, which was recognized by the Company as revenue during the three months ended September 30, 2018.  Upon this option exercise, Taiho now has the sole responsibility for the development and commercialization of licensed products from within the program in the Taiho Territory.

The Company also determined that the clinical and regulatory milestone payments under the Taiho Agreement do not constitute substantive milestones and, therefore, will not be accounted for under the milestone method of revenue recognition. The events leading to these payments do not meet the definition of a substantive milestone because the achievement of these events depends primarily on Taiho’s performance. Accordingly, any revenue from these payments would be recognized over the remaining period of the performance obligations, if any, relating to this arrangement. If there are no remaining performance obligations under the arrangement at the time the milestone payment is triggered, then such milestone payment will be recognized as revenue in full upon the triggering event being achieved. As of September 30, 2018, no clinical and regulatory milestones had been achieved.

During the three and nine months ended September 30, 2018, the Company recognized a total of $4.3 million and $6.8 million, respectively, of revenue under the Taiho Agreement. As of September 30, 2018, the Company recorded a receivable from collaboration partner, deferred revenue, current and deferred revenue, noncurrent of $5.0 million, $6.3 million and $18.5 million, respectively, in its condensed consolidated balance sheet. As of December 31, 2017, the Company recorded as deferred revenue, current and deferred revenue, noncurrent of $5.0 million and $18.6 million, respectively, in its consolidated balance sheet.

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

WuXi Biologics License Agreement

In August 2017, the Company entered into a license agreement (the WuXi Agreement) with WuXi Biologics (Cayman) Inc. (WuXi Biologics) in which it obtained an exclusive license to develop, use, manufacture, and commercialize products including an anti-PD-1 antibody in North America, Europe, Japan and certain other territories. The Company paid upfront and milestone payments of $18.5 million during the second half of 2017 which were recorded within research and development expenses, as the products had not reached technological feasibility and did not have alternate commercial use. No milestone payments were made during the three and nine months ended September 30, 2018. The WuXi Agreement also provides for clinical and regulatory milestone payments, commercialization milestone payments of up to $375.0 million, and tiered royalty payments to be made to WuXi Biologics that range from the high single-digits to low teens of net sales by the Company of licensed products.

Abmuno License Agreement

In December 2016, the Company entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) in which it obtained a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody. The Company made milestone payments of $2.0 million and $2.8 million for the three and nine months ended September 30, 2018, respectively, and upfront and milestone payments of zero and $3.8 million for the three and nine months ended September 30, 2017, respectively, which were recorded within research and development expenses, as the products have not reached technological feasibility and do not have alternate commercial use and are expensed as incurred. The Abmuno Agreement also provides for additional clinical, regulatory and commercialization milestone remaining payments of up to $101.0 million as of September 30, 2018.

Note 6: Stock-Based Compensation

In March 2018, the Company adopted the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan replaced the 2015 Plan and 3,570,000 shares were reserved under the 2018 Plan, along with any shares remaining available for issuance under the Company’s 2015 Plan or outstanding awards under its 2015 Plan that subsequently expire, lapse unexercised or are forfeited to or repurchased by the Company.

Total stock-based compensation expense was recognized in its condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Research and development	638	$73	1,679	$182
General and administrative	410	63	1,141	158
Total stock-based compensation	$1,048	$136	$2,820	$340

The Company granted 130,000 and 1,526,989  stock options for the three and nine months ended September 30, 2018, respectively, and 147,955 and 1,014,537 for the three and nine months ended September 30, 2017, respectively. These options had a weighted average grant-date fair value of $9.10 and $7.45 per share for the three and nine months ended September 30, 2018, respectively, and $1.64 and $1.74 for the three and nine months ended September 30, 2017, respectively.

As a result of stock issuances under the Company’s stock plans, the Company issued zero and 713,931 shares of its common stock for the three and nine months ended September 30, 2018, respectively, and 113,867 and 632,926 for the three and nine months ended September 30, 2017, respectively.

As a result of early exercises under the 2015 Plan, approximately 1,050,103 and 812,769 shares had not vested and were subject to repurchase as of September 30, 2018 and December 31, 2017, respectively. The Company treats cash received from the exercise of unvested options as a refundable deposit and classifies such amounts as a liability in its condensed consolidated balance sheets. As of September 30, 2018 and December 31, 2017, the Company included cash received from the early exercise of unvested options of $3.1 million and $0.9 million, in its other current and long-term liabilities, respectively based on the timing of their expected vesting. Amounts included in liabilities are transferred into common stock and additional paid-in capital as the shares vest, which is generally over a period of 48 months.

Note 7. Condensed Consolidated Balance Sheet Components

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Scientific equipment	$6,459	$5,053
Furniture and equipment	771	625
Capitalized software	146	131
Leasehold improvements	10,828	9,280
Construction in progress	254	119
Total	18,458	15,208
Less: Accumulated depreciation and amortization	(6,696)	(3,978)
Property and equipment, net	$11,762	$11,230

Depreciation and amortization expense was $0.9 million and $2.7 million for the three and nine months ended September 30, 2018, respectively, and $0.7 million and $1.8 million for the three and nine months ended September 30, 2017, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Accrued personnel expenses	$2,761	$1,026
Accrued research and development expenses	3,604	1,193
Professional fees	116	706
Other	186	212
Total	$6,667	$3,137

Note 8. Net Loss per Share

Effective as of the completion of the IPO, all of the Company’s preferred stock was converted to common stock. For purposes of calculating net loss per share for the three and nine months ended September 30, 2018, the preferred stock converted to common stock was included in the net loss per common share calculation on a post-conversion basis based on the conversion date.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September,
	2018	2017	2018	2017
Numerator:
Net loss	$(10,812)	$(23,122)	$(37,299)	$(39,872)
Denominator:
Weighted-average common shares outstanding	44,452,184	3,994,915	33,937,800	3,816,784
Less: weighted-average common shares subject to repurchase	(1,614,086)	(2,045,657)	(1,881,125)	(2,117,739)
Weighted-average common shares used to compute basic and diluted net loss per share	42,838,098	1,949,258	32,056,675	1,699,045
Net loss per share: basic and diluted	$(0.25)	$(11.86)	$(1.16)	$(23.47)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Nine Months Ended September 30,
	2018	2017
Convertible preferred stock	—	21,307,645
Common stock options issued and outstanding	1,348,955	505,974
Unvested restricted common stock	462,963	1,157,407
Unvested early exercised common stock options	1,050,103	888,756
Total	2,862,021	23,859,782

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

Overview

We are a clinical-stage biopharmaceutical company focused on creating innovative cancer immunotherapies by leveraging underexploited biological opportunities. Specifically, we target well-characterized biological pathways with significant scientific data supporting their importance in regulating the immune response against cancer and for which either there are no molecules in development or those that exist have suboptimal profiles. To exploit these pathways, we have built a robust and highly efficient discovery capability to create and optimize highly differentiated small-molecule immuno-oncology product candidates. Since our inception in 2015, we have built a broad portfolio of small-molecule and antibody product candidates that we plan to develop together as intra-portfolio combinations. Our most advanced small-molecule product candidate, AB928, is in a Phase 1/1b program to evaluate it in combination with chemotherapy and with our anti-PD-1 antibody, AB122.  We expect to report initial dose-escalation data for these combinations in the first half of 2019.  We have also initiated clinical trials for our two antibody product candidates, AB122 and AB154 (our anti-TIGIT antibody), as well as a healthy volunteer trial for our fourth product candidate, AB680 (a small molecule CD73 inhibitor).

Components of Operating Results

Collaboration and License Revenue

We recognize revenue from our option and license agreement (Taiho Agreement) with Taiho Pharmaceutical Co., Ltd. (Taiho) for research and development services provided pursuant to our collaboration with Taiho on the development of certain product candidates.

Operating Expenses

Research and Development Expenses

Our research and development expenses consist of expenses incurred in connection with the research and development of our research programs. These expenses include payroll and personnel expenses, including stock-based compensation for our research and product development employees, laboratory supplies, product licenses, consulting costs, contract research, pre-clinical and clinical expenses, and depreciation. We expense both internal and external research and development costs as they are incurred. Non-refundable advance payments for services that will be used or rendered for future research and development activities are recorded as prepaid expenses and recognized as an expense as the related services are performed.

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

We expect our research and development expenses to increase substantially during the next few years as we seek to complete existing and initiate additional clinical trials, pursue regulatory approval for our product candidates, and advance other programs into the clinic. Over the next few years, we expect our preclinical, clinical, and contract manufacturing expenses to increase significantly relative to what we have incurred to date. In addition, under our license agreements with WuXi Biologics (Cayman) Inc. (WuXi Biologics) and Abmuno Therapeutics LLC (Abmuno), we may be required to pay additional clinical and regulatory milestone payments based on the development progress of AB122 and AB154, respectively. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in “Risk Factors.”

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2018, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus and more fully described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the periods indicated (in thousands)

	Three Months Ended September 30,		Change
	2018	2017	$	%
Collaboration and license revenue	$4,291	$163	$4,128	*
Operating expenses:
Research and development	12,859	21,435	(8,576)	-40%
General and administrative	3,577	1,862	1,715	92%
Loss from operations	(12,145)	(23,134)	10,989	-48%
Interest and other income, net	1,333	12	1,321	*
Net loss	$(10,812)	$(23,122)	$12,310	-53%
* Not Meaningful

Collaboration and License Revenue

Collaboration and license revenue increased $4.1 million from $0.2 million for the three months ended September 30, 2017 to $4.3 million for the three months ended September 30, 2018. The increase in collaboration and license revenue was due to the Taiho Agreement we entered into in September 2017, consisting of $3.0 million recognized from Taiho’s exercise of its option to our adenosine receptor antagonist program and $1.3 million recognized from the ongoing research funded in part through the non-creditable, non-refundable upfront payments.

Research and Development Expenses

Research and development expenses decreased $8.6 million, or 40%, from $21.4 million for the three months ended September 30, 2017 to $12.9 million for the three months ended September 30, 2018. The decrease in research and development expenses was primarily due to a decrease of $15.0 million in product license expense which consisted of an upfront payment made during the three months ended September 30, 2017 pursuant to our WuXi Agreement. This decrease was offset by an increase of $3.5 million in manufacturing and clinical costs for our ongoing clinical trials on AB928 and AB122 and manufacturing costs for AB154 and AB680, an increase of $1.3 million in employee compensation costs due to additional headcount, an increase of $0.6 million in stock-based compensation, an increase of $0.5 million in lab supplies, an increase of $0.5 million in new clinical trial data and safety data services and related expense and an increase of $0.3 million in depreciation expense related to additional lab equipment put into service in 2018.

General and Administrative Expenses

General and administrative expenses increased $1.7 million, or 92%, from $1.9 million for the three months ended September 30, 2017 to $3.6 million for the three months ended September 30, 2018. The increase in general and administrative expenses was primarily due to an increase of $0.4 million in employee compensation costs, an increase of $0.4 million in legal and accounting fees, an increase of $0.4 million in facilities and office related expenses, and an increase of $0.3 million in stock-based compensation.

Interest and Other Income, Net

Interest and other income, net increased $1.4 million from $12,000 for the three months ended September 30, 2017 to $1.4 million for the three months ended September 30, 2018. The increase was primarily due to increase in interest income resulting from higher cash and investment balances.

Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,		Change
	2018	2017	$	%
Collaboration and license revenue	$6,791	$163	$6,628	*
Operating expenses:
Research and development	38,210	35,072	3,138	9%
General and administrative	9,956	5,188	4,768	92%
Loss from operations	(41,375)	(40,097)	(1,278)	3%
Interest and other income, net	4,076	225	3,851	*
Net loss	$(37,299)	$(39,872)	$2,573	-6%
* Not Meaningful

Collaboration and License Revenue

Collaboration and license revenue increased $6.6 million from $0.2 million for the nine months ended September 30, 2017 to $6.8 million for the nine months ended September 30, 2018. The increase in collaboration and license revenue was due to the Taiho Agreement we entered into in September 2017, consisting of $3.8 million recognized from the ongoing research funded in part through the non-refundable, non-creditable upfront payments and $3.0 million recognized from Taiho’s exercise of its option to our adenosine receptor antagonist program.

Research and Development Expenses

Research and development expenses increased $3.1 million, or 9%, from $35.1 million for the nine months ended September 30, 2017 to $38.2 million for the nine months ended September 30, 2018. The increase in research and development expenses was primarily due to an increase of $9.8 million in manufacturing and clinical costs for our ongoing clinical trials on AB928 and AB122 and manufacturing costs for AB154 and AB680, an increase of $3.6 million in employee compensation costs due to additional headcount, an increase of $1.5 million in stock-based compensation, and increase of $0.8 million in lab supplies, an increase of $0.7 million in depreciation expense related to increases in lab equipment, an increase of $0.6 million in facility related expenses, and an increase of $0.5 million in new clinical trial data and safety data services and related expenses. Those increases were partially offset by a decrease of $14.5 million in product license expense, which primarily consisted of an upfront payment made during the nine months ended September 30, 2017 pursuant to our WuXi Agreement.

General and Administrative Expenses

General and administrative expenses increased $4.8 million, or 92%, from $5.2 million for the nine months ended September 30, 2017 to $10.0 million for the nine months ended September 30, 2018. The increase in general and administrative expenses was primarily due to an increase of $1.3 million in legal and accounting fees, an increase of $1.2 million in employee compensation costs due to additional headcount, an increase of $1.0 million in stock-based compensation and an increase of $0.8 million in facilities and office costs.

Interest and Other Income, Net

Interest and other income, net increased $3.9 million from $0.2 million for the nine months ended September 30, 2017 to $4.1 million for the nine months ended September 30, 2018. The increase was primarily due to a $2.7 million increase in interest income resulting from higher cash and investment balances and a $1.2 million gain related to the dilution of our equity method investment in PACT Pharma.

Liquidity and Capital Resources

To date, we have financed our operations primarily through net proceeds of $226.2 million from private placements of convertible preferred stock, $30.0 million in proceeds from the Taiho Agreement, and net proceeds of $124.7 million from our IPO in March 2018, pursuant to which we issued 9,200,000 shares of our common stock. As of September 30, 2018, we had $265.6 million of cash and investments, of which $257.8 million are cash, cash equivalents, and short-term investments. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, and investments in corporate securities and government agency obligations.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
Net cash (used in) provided by:	2018	2017
Operating activities	$(35,889)	$(40,646)
Investing activities	(115,951)	(7,005)
Financing activities	128,303	797
Net increase (decrease) in cash and cash equivalents	$(23,537)	$(46,854)

Cash Used in Operating Activities

Net cash used in operating activities was $35.9 million for the nine months ended September 30, 2018 and $40.6 million for the nine months ended September 30, 2017.

Cash used in operating activities for the nine months ended September 30, 2018 was primarily due to our net loss for the period of $37.3 million, and was also affected by changes in operating assets and liabilities, including an increase in deferred revenue of $1.2 million, an increase in accounts payable and accrued liabilities of $3.1 million, an increase in receivables from collaboration partner of $5.0 million, an increase in prepaid expenses of $1.2 million, a non-cash gain of $1.2 million relating to our equity method investee, a non-cash gain of $1.0 million relating to accretion of discount in our investments and non-cash charges relating to depreciation and amortization and stock-based compensation expense of $5.5 million.

Cash used in operating activities for the nine months ended September 30, 2017 was primarily due to our net loss for the period of $39.9 million, and was also affected by changes in operating assets and liabilities, including an increase in deferred revenue of $24.8 million, a decrease in accounts payable and accrued liabilities of $1.7 million, an increase in prepaid expenses and other current assets of $1.3 million, an increase in receivables from collaboration partner of $25.0 million and non-cash depreciation and amortization and stock-based compensation expense of $2.2 million.

Cash Used in Investing Activities

Cash used in investing activities was $116.0 million for the nine months ended September 30, 2018, primarily related to the net purchase of investments of $112.5 million, and purchases of property and equipment of $3.5 million.

Cash used in investing activities was $7.0 million for the nine months ended September 30, 2017, primarily related to the net purchase of investments of $1.8 million and purchases of property and equipment of $5.2 million.

Cash Provided by Financing Activities

Cash provided by financing activities was $128.3 million for the nine months ended September 30, 2018, which consisted primarily of net proceeds of $125.1 million from our IPO (approximately $0.4 million of IPO costs were paid in 2017) and net proceeds of $3.3 million from the exercise of our common stock options.

Cash provided by financing activities was $0.8 million for the nine months ended September 30, 2017, which consisted of net proceeds of $0.8 million from the exercise of our common stock options.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to our contractual obligations during the three and nine months ended September 30, 2018, as compared to those disclosed in our Prospectus.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early-stage immuno-oncology company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations have been limited to organizing and staffing our company, business planning, raising capital, identifying potential product candidates, establishing licensing arrangements and/or acquiring any necessary technology, and undertaking research and preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three and nine months ended September 30, 2018, our net losses were $10.8 million and $37.3 million, respectively, and $23.1 million and $39.9 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $110.5 million. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of September 30, 2018, we had $265.6 million in cash and investments, which included $257.8 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund the clinical development of AB928 and AB122, including cohort expansion studies, into 2021, but not through regulatory approval. Accordingly, we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

We are early in our development efforts and our operations to date have been limited to drug discovery, preclinical studies and early-stage clinical trials. Our two lead product candidates entered Phase 1 clinical trials in November 2017 and we expect to have a total of four product candidates in Phase 1 clinical trials by the end of 2018. While most of our clinical trial activity to date has been outside the United States, we have initiated several trials in the United States. As a result, we will need to expand our clinical operations, quality and regulatory capabilities to support these activities.

Our interactions with the FDA have been limited to the initiation of our Phase 1 trials. Because of these limited interactions, we may subsequently learn of certain information or data that the FDA may request, which may necessitate conducting additional preclinical studies or generating such information at significant time and expense, including under a clinical hold imposed on an investigational new drug application (IND). Even if we conducted the additional studies or generated the additional information requested, the FDA could disagree that we have satisfied their requirements, all of which will cause significant delays to our programs.

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

To date, we have only tested our clinical-stage product candidates in a limited number of oncology subjects. As we continue our development of these product candidates and initiate clinical trials of our additional product candidates, serious adverse events, undesirable side effects or unexpected characteristics may emerge causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our product candidates initially show promise in these early clinical trials, the side effects of drugs are frequently only detectable after they are tested in large, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the product candidate or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our product candidate, we may be required to develop a Risk Evaluation and Mitigation Strategy (REMS) to mitigate those serious safety risks, which could impose significant distribution and use restrictions on our products.

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

To date, most of our clinical trial activity has been outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

To date, most of our clinical trial activity has been outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical trials conducted outside the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. We cannot assure you that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from such clinical trials, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

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

Outside the United States, many countries require approval of the sale price of a product before it can be marketed and the pricing review period only begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some of these countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if such product candidates obtain marketing approval.

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

Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such products outside the United States, which would limit our ability to realize their full market potential.

In order to market any products outside the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

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

Drs. Rosen and Jaen were defendants in a litigation with Incyte Corporation related to their previous company, Flexus Biosciences, Inc., alleging that Flexus and Drs. Rosen and Jaen misappropriated details of the optimization of Incyte’s human whole blood assay for IDO-1 inhibition and the actual half-life of its epacadostat compound.  After a jury trial, the jury found for the defendants on the whole blood assay claim and for Incyte on the half-life claim, but did not award any damages to Incyte.  This litigation did not involve any claims against our company.

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

•	identify, recruit, integrate, maintain and motivate additional qualified personnel;
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

Some of the other products in the same class as our product candidates have already been approved or are further along in development. With respect to our dual adenosine receptor antagonist, AB928, AdoRx has a program to discover and develop a dual adenosine receptor antagonist, and we are aware of other companies that are developing selective adenosine receptor antagonists, including AstraZeneca/MedImmune, Corvus, iTEOS and Novartis. For our small-molecule CD73 inhibitor, AB680, Calithera and Peloton Therapeutics have small-molecule programs against this same target, and Exscientia and Evotec have partnered to discover and develop bispecific small molecules that target both A2aR and CD73, as well as small molecules that only target A2aR or CD73.  We are also aware of several pharmaceutical companies developing antibodies against this target, including AstraZeneca/MedImmune, Bristol-Myers Squibb, Corvus, Innate Pharma and Surface Oncology. Regarding our anti-PD-1 antibody, AB122, multiple large pharmaceutical companies have already received regulatory approvals for their anti-PD-1/PD-L1 antibodies, including AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck Kgaa, and Roche/Genentech, and there are also many other anti-PD-1 and anti-PD-L1 antibodies in clinical development. With respect to our anti-TIGIT antibody, AB154, we are aware of several pharmaceutical companies developing antibodies against this target, including Bristol-Myers Squibb, Compugen, Genentech, iTEOS, Merck, OncoMed, and Potenza in partnership with Astellas. As more product candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Consequently, the results of our clinical trials for product candidates in those class will likely need to show a risk benefit profile that is competitive with or more favorable than those products and product candidates in order to obtain marketing approval or, if approved, a product label that is favorable for commercialization. If the risk benefit profile is not competitive with those products or product candidates, we may have developed a product that is not commercially viable, that we are not able to sell profitably or that is unable to achieve favorable pricing or reimbursement. In such circumstances, our future product revenue and financial condition would be materially and adversely affected.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and global trade. To date, most of our clinical trial activity has been outside of the United States, and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, proposed tariffs from President Trump have included a 25% tariff on raw ingredients for pharmaceuticals, such as the active pharmaceutical ingredients for our product candidates. Given our exclusive relationship with WuXi Biologics, located in China, for the manufacture of AB122 and AB154 and for biologics CMC development, these additional tariffs, if they were to be imposed, would have an adverse impact on our operating results and financial condition. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

International data protection laws also apply to health-related and other personal information obtained outside the United States. Regulation (EU) 2016/679 (General Data Protection Regulation), which began to apply to companies in May 2018 directly in all EU Member States, replacing Directive 95/46/EC (EU Data Protection Directive) and each EU Member State’s implementing legislation, imposes even stricter obligations on the use of health-related and other personal information. These requirements include the obligation to appoint data protection officers in certain circumstances, new rights for individuals to be “forgotten” and rights to data portability, the principal of accountability and the obligation to make public notification of significant data breaches. Under the General Data Protection Regulation, data protection authorities can also impose administrative fines of up to 4% of our total worldwide turnover or up to €20 million (whichever is higher).  In addition, the General Data Protection Regulation only permits exports of personal data to countries outside the European Economic Area (EEA), like the United States, if there is a suitable data transfer solution in place to safeguard personal data.  Some of the approved current data transfer mechanisms are under review in the EU courts and by the European Commission, which adds to the complexity of transferring personal data outside the EEA. The General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we will be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues that may affect our business.  In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data security in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018 that will become effective beginning January 1, 2020 and mirrors a number of the key provisions in the General Data Protection Regulation.

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

Sales of substantial amounts of our outstanding shares may cause the price of our common stock to decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders, subject to market standoff and lockup agreements. We have also registered shares of common stock that we have issued and may issue under our employee equity incentive plans. These shares can be sold freely in the public market upon issuance, subject to vesting conditions and Rule 144 under the Securities Act of 1933, as amended.

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

Future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our reported financial position or results of operations. Financial accounting standards in the United States are constantly under review and new pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future. As a result we may be required to make changes in our accounting policies. Those changes could affect our financial condition and results of operations or the way in which such financial condition and results of operations are reported. Compliance with new accounting standards may also result in additional expenses. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from business activities to compliance activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recently Adopted Accounting Standards” in our Prospectus.

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

Based upon shares outstanding as of September 30, 2018, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 60% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction. For information regarding these and other provisions, see “Description of Capital Stock” in our Prospectus.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018

3.2	Amended and Restated Bylaws	10-Q	001-38419	3.2	May 9, 2018

10.1*A	Amendment No. 1 to Option and License Agreement, dated September 19, 2017, between Arcus Biosciences, Inc. and Taiho Pharmaceutical Co, Ltd.

10.2*B	Form of Severance and Change in Control Agreement (for use from September 24, 2018)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
A

The Company has requested confidential treatment for certain portions of this exhibit.  This exhibit omits the information subject to the confidentiality request. Omitted portions have been filed separately with the Securities and Exchange Commission.

B	Indicates management contract or compensatory plan or arrangement.

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

ARCUS BIOSCIENCES, INC.

Date: November 8, 2018	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Jennifer Jarrett
Jennifer Jarrett
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)