Form 10-Q
period 2019-03-31
Arcus Biosciences, Inc.
filed 2019-05-02
CIK 1724521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Titles of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, Par Value $0.0001 Per Share	RCUS	The New York Stock Exchange

As of April 29, 2019, the registrant had 44,535,035 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2019	2018*
ASSETS
Current assets:
Cash and cash equivalents	$68,499	$71,064
Short-term investments	173,436	185,480
Prepaid expenses and other current assets	3,080	2,321
Amounts owed by a related party	—	83
Total current assets	245,015	258,948
Long-term investments	1,201	3,181
Property and equipment, net	11,026	11,107
Equity investment in related party	770	1,202
Restricted cash	203	203
Other long-term assets	315	284
Total assets	$258,530	$274,925
LIABILITIES
Current liabilities
Accounts payable	$2,829	$3,102
Accrued liabilities	7,629	6,023
Deferred revenue, current	7,000	6,250
Other current liabilities	1,545	1,560
Total current liabilities	19,003	16,935
Deferred revenue, noncurrent	12,272	16,984
Deferred rent	4,145	4,272
Other long-term liabilities	1,543	1,792
Total liabilities	36,963	39,983
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2019 and December 31, 2018; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized as of March 31, 2019 and December 31, 2018, respectively; 44,534,594 and 44,537,946 shares issued and outstanding as of March 31, 2019 and December 31, 2018 respectively	4	4
Additional paid-in capital	359,820	357,873
Accumulated deficit	(138,286)	(122,828)
Accumulated other comprehensive income (loss)	29	(107)
Total stockholders’ equity	221,567	234,942
Total liabilities, convertible preferred stock and stockholders’ equity	$258,530	$274,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

*The Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited financial statements as of that date.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Collaboration and license revenue	$1,750	$1,250
Operation expenses:
Research and development	15,554	11,652
General and administrative	4,969	2,929
Total operating expenses	20,523	14,581
Loss from operations	(18,773)	(13,331)
Non-operating income (expense):
Interest and other income, net	1,534	603
Share of loss from equity method investee	(431)	(226)
Total non-operating income, net	1,103	377
Net loss	(17,670)	(12,954)
Other comprehensive income (loss)	136	(55)
Comprehensive loss	$(17,534)	$(13,009)
Net loss per share, basic and diluted	$(0.41)	$(1.37)
Weighted-average number of shares used to compute basic and diluted net loss per share	43,508,592	9,488,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Common stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2017	30,459,574	$226,196	3,278,129	—	$948	$(73,234)	$(42)	$(72,328)
Conversion of preferred stock to common stock	(30,459,574)	(226,196)	30,459,574	3	226,195	—	—	226,198
Issuance of common stock upon IPO	—	—	9,200,000	1	124,715	—	—	124,716
Issuance of common stock upon exercise of stock options, net of amounts related to unvested shares	—	—	60,524	—	80	—	—	80
Vesting of early exercised stock options and restricted stock	—	—	129,152	—	278	—	—	278
Stock-based compensation	—	—			656	—	—	656
Other comprehensive loss	—	—				—	(55)	(55)
Net loss	—	—				(12,954)		(12,954)
Balance at March 31, 2018	—	$—	43,127,379	$4	$352,872	$(86,188)	$(97)	$266,591

Balance at December 31, 2018	—	—	43,610,823	4	357,873	(122,828)	(107)	234,942
Cumulative effect adjustment upon adoption of ASC 606						2,212		2,212
Issuance of common stock upon exercise of stock options	—	—	69	—	—	—	—	—
Vesting of early exercised stock options and restricted stock	—	—	114,934	—	273	—	—	273
Stock-based compensation	—	—	—	—	1,674	—	—	1,674
Other comprehensive income	—	—	—	—	—	—	136	136
Net loss	—	—	—	—	—	(17,670)	—	(17,670)
Balance at March 31, 2019	—	$—	43,725,826	$4	$359,820	$(138,286)	$29	$221,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flow from operating activities
Net loss	$(17,670)	$(12,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,674	656
Depreciation and amortization	953	828
Share of loss from equity method investee	431	226
Amortization of premiums on investments	(747)	—
Other non-operating income	—	(59)
Changes in operating assets and liabilities
Amounts owed by a related party	83	(29)
Other long-term assets	(30)	—
Prepaid expenses and other current assets	(759)	(693)
Accounts payable	(517)	(306)
Accrued liabilities	1,606	410
Other current liabilities	14	9
Deferred revenue	(1,750)	(1,250)
Deferred rent	(127)	(85)
Net cash used in operating activities	(16,839)	(13,247)
Cash flow from investing activities
Purchases of short-term and long-term investments	(72,407)	(41,084)
Proceeds from maturities of short-term and long-term investments	87,314	25,647
Purchases of property and equipment	(628)	(1,054)
Net cash provided by (used in) investing activities	14,279	(16,491)
Cash flow from financing activities
Repurchase of unvested shares of stock	(5)	—
Proceeds from initial public offering, net of issuance costs	—	126,259
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	—	3,304
Payment of preferred stock issuance costs	—	(135)
Net cash provided by financing activities	(5)	129,428
Net decrease (increase) in cash and cash equivalents	(2,565)	99,690
Cash, cash equivalents and restricted cash at beginning of period	71,267	98,629
Cash, cash equivalents and restricted cash at end of period	$68,702	$198,319
Non-cash investing and financing activities:
Unpaid financing cost included in accounts payable and accrued liabilities	$—	$1,170
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	380	695
Vesting of early exercised stock options and restricted stock	$273	$278

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

Liquidity and Capital Resources

As of March 31, 2019, the Company had cash and investments of $243.1 million, of which $241.9 million are cash, cash equivalents, and short-term investments which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the filing date of this report.

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

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future period. The balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2019.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s condensed consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the JOBS Act), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. The Company will remain an emerging growth company until the earliest of (1) the last day of its first fiscal year (a) following the fifth anniversary of the completion of its initial public offering, (b) in which the Company has a total annual gross revenue of at least $1.07 billion, or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the common stock that is held by non-affiliates exceeds $700.0 million of the prior June 30th or (2) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Principles of Consolidation

During 2017, the Company established a wholly-owned subsidiary in Australia. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiary. All intercompany accounts, transactions and balances have been eliminated.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Estimates were used to determine stock-based awards and other issuances, accruals for research and development costs, useful lives of long-lived assets, and uncertain tax positions. Actual results could differ materially from the Company’s estimates.

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

Restricted Cash

Restricted cash at March 31, 2019 and December 31, 2018 comprises cash balances primarily held as security in connection with the Company’s facility lease agreement and is included in long-term assets in the condensed consolidated balance sheets.

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

Adopted Accounting Pronouncements – Revenue Recognition

Effective January 1, 2019, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective transition method.  This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments.  Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.  To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation.  The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company enters into collaborative arrangements with partners that fall under the scope of both ASC 606 and Accounting Standards Codification, Topic 808, Collaborative Arrangements (ASC 808), as applicable. The terms of these arrangements typically include one or more of the following: non-refundable upfront research and development fees, option fees to obtain development and commercialization licenses for the Company’s products, milestone payments based on achievement of defined development, regulatory and sales targets, and royalties on sales of commercialized products and are further described below.

As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price may include such estimates as forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. The Company evaluates each performance obligation to determine if they can be satisfied at a point in time or over time, and the Company measures the services delivered to the customer, which are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration (e.g. milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

Upfront Research and Development Fees: The Company identifies the performance obligations associated with the upfront research and development fees and determines if any of the promised services are distinct from each other.  If a promised service is determined to be distinct, then the Company allocates the transaction price amongst the promised services based on its best judgment of their estimated stand-alone selling prices.  If the promised services are not distinct, then all of the services are bundled together, and the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the performance obligation is considered to be satisfied over time, the Company selects the revenue recognition method that it believes most faithfully depicts the Company’s performance in transferring control of the services.

ASC 606 allows entities to choose between two methods to measure progress toward complete satisfaction of a performance obligation over time: input methods or output methods.  Input methods recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation.  Output methods recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract (e.g. surveys of performance completed to date, appraisals of results achieved, milestones reached, time elapsed, and units produced or units delivered).  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Option Fees:  At the inception of each arrangement that includes option exercise fees to obtain development and commercialization licenses for the Company’s products, the Company determines whether or not such option fee is considered a material right.  If the option is considered a material right, then that option is considered a separate performance obligation in the contract and the transaction price includes the option fee in the allocation amongst the performance obligations.  If the option is not considered a material right, then the option is accounted for as a separate contract.

Milestone Payments: For arrangements that include development milestone payments, the Company consider the milestone payments to be variable consideration under ASC 606 at the inception of the arrangement, evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or the licensee’s control, such as regulatory approvals, are not considered probable of being earned until the uncertainty associated with the approvals has been resolved. The transaction price is then allocated to each performance obligation, on a relative standalone selling price basis, which the Company recognizes as revenue when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of earning such development milestones and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and earnings in the period of adjustment.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Upfront payments and fees are recorded as deferred revenue when due and payable, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Impact of Adoption – ASC 606

The Company entered into a license and collaboration agreement (the Taiho Agreement) in September 2017, an agreement that is within the scope of ASC 606, under which it has provided Taiho Pharmaceutical Co., Ltd (Taiho) exclusive options, over a five-year period (the Option Period) to obtain an exclusive development and commercialization license to clinical stage product candidates from the Company’s programs.  The terms of the arrangement include non-refundable upfront research and development fees, option fees to obtain development and commercialization licenses for the Company’s products, milestone payments based on achievement of defined development, regulatory and sales targets, and royalties on sales of commercialized product.

The Company has applied the five-step model of the new standard to the Taiho Agreement, the only contract that will be impacted by the adoption of the new revenue standards. The Company has implemented the new revenue standards using the modified retrospective transition method so results for the three months ended March 31, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under previous revenue recognition guidance, Accounting Standards Codification Topic 605: Revenue Recognition (Topic 605).

The Company recorded a net reduction of $2.2 million to opening accumulated deficit as of January 1, 2019, due to the cumulative impact of adopting Topic 606, with the impact primarily relating to an increase in the transaction price recognized for the non-refundable upfront research and development fees over the five-year term.

The impact of the adoption of Topic 606 on contract liabilities and accumulated deficit balances as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustment Due to the Adoption of Topic 606	January 1, 2019
Current portion of deferred revenue	$6,250	$750	$7,000
Long-term portion of deferred revenue	16,984	(2,962)	14,022
Accumulated deficit	$(122,828)	$2,212	$(120,616)

The adjustments due to the adoption of Topic 606 primarily related to an increase in the transaction price recognized for the non-refundable upfront research and development fees over the five-year term.  Under Topic 606, the Company recognized as the transaction price the total amount that the Company expects to receive related to the non-refundable upfront fees.  As of December 31, 2018 the Company had received $30.0 million of the $35.0 million in upfront fees, which consisted of payments of $25.0 million in 2017 at the inception of the contract and an anniversary payment of $5.0 million in 2018.  Given both this history of successful collection of all payments due and payable to-date and the exercise of an option by Taiho in 2018 on one of Company’s products, the Company believes the remaining $5.0 million due in October 2019 will also be received.  Under Topic 605, the Company recognized as the initial transaction price only the $25.0 million payment received in 2017.  The additional $2.2 million recorded in the adoption adjustment and attributable as revenue  through December 31, 2018 under Topic 606 resulted in both a lower accumulated deficit and a lower total amount of deferred revenue as of January 1, 2019.

The impact of the adoption of Topic 606 on the Company’s Condensed Consolidated Balance Sheet and Statement of Operations as of and for the period ended March 31, 2019 was as follows (in thousands):

	As of March 31, 2019
	As Reported	Balances without the Adoption of Topic 606	Effect of Adoption Higher/ (Lower)
Current portion of deferred revenue	$7,000	$6,250	$750
Long-term portion of deferred revenue	12,272	15,421	(3,149)
Accumulated deficit	$—	$—	$(2,399)

	Three Months Ended March 31, 2019
	As Reported	Balances without the Adoption of Topic 606	Effect of Adoption Higher/ (Lower)
Collaboration revenues	$1,750	$1,563	$187
Net loss	(17,670)	(17,857)	$187
Net loss per share, basic and diluted	$(0.41)	$(0.41)	$—

Adopted Accounting Pronouncements – Others

In November 2016, the FASB issued ASU No. 2016-18 (Topic 230), Restricted Cash, Statement of Cash Flows (ASU 2016-18). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash and, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statement of cash flows. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The adoption of this standard will change the presentation in the accompanying consolidated statement of cash flows. The adoption had no effect on the Company’s financial position, results of operations or liquidity.

Impact of Adoption – ASU 2016-18

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount shown on the condensed consolidated statements of cash flows (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$68,499	$71,064	$198,116	$98,426
Restricted cash	203	203	203	203
Cash, cash equivalents and restricted cash	$68,702	$71,267	$198,319	$98,629

In June 2018, the FASB issued ASU No. 2018-07 (Topic 718), Compensation – Stock Compensation (ASU 2018-07). ASU 2018-07 requires an entity to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The Company adopted ASU No.2018-07 as of January 1, 2019, to simplify the calculation of nonemployee share-based payment transactions. The Company measured the estimated fair value of the unvested portion of the non-employee awards as of January 1, 2019. The fair value of options granted to non-employees was estimated using the Black-Scholes method. The adoption had an no material impact on the Company’s financial position, results of operations or liquidity.

Recently Issued Accounting Standards or Updates Not Yet Effective

In January 2016, the FASB issued ASU No. 2016-01 (Subtopic 825-10), Financial Instruments (ASU 2016-01). ASU 2016-01 requires management to measure equity investments at fair value with changes in fair value recognized in net income or loss. ASU 2016-01 will impact the disclosure and presentation of financial assets and liabilities. The Company evaluated the pronouncement and determined it is not applicable to the Company.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy as of March 31, 2019 and December 31, 2018. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$39,971	$39,971	$—	$—
Corporate securities and commercial paper	91,910	—	91,910	—
U.S. government treasury and agency securities	111,255	—	111,255	—
	$243,136	$39,971	$203,165	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$45,017	$45,017	$—	$—
U.S. government agency obligations	103,940	—	103,940	—
Corporate securities and commercial paper	110,768	—	110,768	—
	$259,725	$45,017	$214,708	$—

Classified as (with contractual maturities):

	March 31, 2019	December 31, 2018
Cash and Cash equivalents	$68,499	$71,064
Short-term investments (due within one year)	173,436	185,480
Long-term investments (due between one and two years)	1,201	3,181
	$243,136	$259,725

The investments are classified as available-for-sale marketable securities. At March 31, 2019 and December 31, 2018, the balance in the Company’s accumulated other comprehensive loss comprised activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale marketable securities as of March 31, 2019 and December 31, 2018, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the periods then ended. The Company has a limited number of available-for-sale marketable securities in loss positions as of March 31, 2019, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity (in thousands).

	Fair Value Measurements at March 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$39,971	$—	$—	$39,971
Corporate securities and commercial paper	91,913	—	(3)	91,910
U.S. government treasury and agency securities	111,223	32	—	111,255
	$243,107	$32	$(3)	$243,136

	Fair Value Measurements at December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$45,017	$—	$—	$45,017
U.S. government agency obligations	103,957	—	(17)	103,940
Corporate securities and commercial paper	110,859	—	(91)	110,768
	$259,833	$—	$(108)	$259,725

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

For the three months ended March 31, 2019 and 2018, the Company recorded $0.4 million and $0.2 million, respectively, relating to its share of PACT Pharma’s operating losses. As of March 31, 2019 and December 31, 2018, the Company had a zero and $0.1 million receivable from PACT Pharma, respectively, for expenses the Company paid for on its behalf. As of March 31, 2019 and December 31, 2018, the Company recorded $0.1 million and zero payable to PACT Pharma, respectively, for expenses PACT Pharma paid on the Company’s behalf.

In May 2018, PACT Pharma closed its Series B convertible preferred stock financing. The Company did not participate in this financing and therefore its equity ownership percentage in PACT Pharma decreased. As a result of the dilution in its equity ownership percentage and an increase in PACT Pharma’s estimated fair value per share, the Company recorded a gain of $1.2 million in interest and other income, net, in 2018 and an increase in the fair value of the investment balance in the condensed consolidated balance sheet by the same amount. The PACT Agreement also expired in accordance with its terms at the closing of PACT Pharma’s Series B convertible preferred stock financing.

The Company monitors the investment for events or circumstances indicative of potential other-than-temporary impairment and makes appropriate reductions in carrying values if it is determined that an impairment charge is required. As of March 31, 2019 and 2018, no impairment charge was recorded. For the three months ended March 31, 2019 and for the year ended December 31, 2018, the Company determined the fair value of the warrants to be insignificant to the condensed consolidated financial statements.

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

The Company evaluated the Taiho Agreement under ASC 606 and determined that the current performance obligations consist of (1) the research and development services, in which the Company will use commercially reasonable efforts to initiate IND enabling studies for at least five Arcus Programs, as well as further develop such Arcus Programs during the term of the Agreement, and (2) the obligation to participate on the joint steering committee. These deliverables are non-contingent in nature. The Company determined that the obligation to participate in the joint steering committee does not have stand-alone value to Taiho because the committee’s primary purpose is to monitor and govern the research and development activities and, hence, it is inseparable from the research and development services.

The Company’s assessment of the transaction price included an analysis of amounts it expected to receive, which at contract inception consisted of the upfront cash payment of $20.0 million due upon contract execution in September 2017, a $5.0 million payment due within 30 days of contract execution, an anniversary payment of $5.0 million due in 2018, and a final anniversary payment of $5.0 million due in 2019.  All payments were made by Taiho as they became due and payable so given this successful collection history, the Company considers that the entire $35.0 million in non-refundable fees to be the initial transaction price.

The Company determined that the combined performance obligation of the research and development services and the obligation to participate on the joint steering committee are satisfied over time. The Company uses a time-elapsed input method to measure progress toward satisfying its performance obligation, which is the method the Company believes most faithfully depicts the Company’s performance in transferring the promised services during the time period in which Taiho has access to the Company’s research and development activities.  Accordingly, the transaction price of $35.0 million will be recognized using this input method over the estimated performance period of five years.

The Company also concluded that, at the inception of the agreement, Taiho’s exclusive options are not considered material rights as the options do not contain a significant and incremental discount. The Company will therefore exclude the exclusive options from the initial transaction price and account for them as separate contracts.  In 2018, Taiho exercised its option to the Company’s adenosine receptor antagonist program for a fee of $3.0 million, which was recognized by the Company as revenue during the year ended December 31, 2018 under both Topic 606 and Topic 605.  Upon this option exercise, Taiho now has the sole responsibility for the development and commercialization of licensed products from within the program in the Taiho Territory.  No options were exercised by Taiho during the period ended March 31, 2019.

The Company also determined that the clinical and regulatory milestone payments under the Taiho Agreement are variable consideration under Topic 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur.  Based on the nature of the clinical and regulatory milestones, such as the regulatory approvals which are not within the Company’s control, the Company will not consider achievement of such milestones to be probable until the uncertainty associated with the approvals has been resolved. When it is probable that a significant reversal of revenue will not occur, the milestone payment is added to the transaction price, which is then allocated to each performance obligation, on a relative standalone selling price basis, for which the Company recognizes revenue. As of March 31, 2019, no clinical and regulatory milestones had been achieved.

The Company also considers the contingent payments due from Taiho upon the achievement of specified sales volumes to be similar to royalty payments. The Company considers the license to be the predominant item to which the royalties relate, so the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).  As of March 31, 2019, no sales milestone or royalty revenue has been recognized.

The Taiho Agreement shall remain in effect until (a) expiration of the last exercise period if Taiho has not exercised any of its exclusive options prior to such expiration or (b) if Taiho has exercised any of its exclusive options prior to the expiration of the applicable exercise period, expiry of all Royalty Terms for the licensed products, in each case subject to certain exceptions.

During the three months ended March 31, 2019, the Company recognized a total of $1.8 million of revenue under the Taiho Agreement in accordance with Topic 606, consisting of revenue recognized for the non-refundable upfront research and development fees. As of March 31, 2019, the Company recorded deferred revenue, current and deferred revenue, noncurrent of $7.0 million and $12.3 million, respectively, in its condensed consolidated balance sheet.

Changes in Deferred Revenue Balances

The Company recognized the following revenue as a result of changes in the deferred revenue balance during the period below (in thousands):

Three months ended March 31,
Revenue recognized in the period from:	2019
Amounts included in deferred revenue at the beginning of the period	$1,750
Performance obligations satisfied in previous period	$—

WuXi Biologics License Agreement

In August 2017, the Company entered into a license agreement (the WuXi Agreement) with WuXi Biologics (Cayman) Inc. (WuXi Biologics) in which it obtained an exclusive license to develop, use, manufacture, and commercialize products including an anti-PD-1 antibody in North America, Europe, Japan and certain other territories. The Company paid upfront and milestone payments of $18.5 million during the second half of 2017 which were recorded within research and development expenses, as the products had not reached technological feasibility and did not have alternative future use. No milestone payments were made during the three months ended March 31, 2019 and 2018. The next milestone payable to WuXi Biologics under the WuXi Agreement is $7.5 million upon achievement of a clinical development milestone for a licensed product. The WuXi Agreement also provides for clinical and regulatory milestone payments, commercialization milestone payments of up to $375.0 million, and tiered royalty payments to be made to WuXi Biologics that range from the high single-digits to low teens of net sales by the Company of licensed products.

Abmuno License Agreement

In December 2016, the Company entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) in which it obtained a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody. The Company made upfront and milestone payments of zero and $0.8 million for the three months ended March 31, 2019 and 2018, respectively, which were recorded within research and development expenses, as the products have not reached technological feasibility and do not have alternative future use and were expensed as incurred. The Abmuno Agreement also provides for additional clinical, regulatory and commercialization milestone remaining payments of up to $101.0 million as of March 31, 2019.

Note 6: Stock-Based Compensation

In March 2018, the Company adopted the 2018 Equity Incentive Plan (2018 Plan). The 2018 Plan replaced the Company’s 2015 Stock Plan (2015 Plan) and 3,570,000 shares were reserved under the 2018 Plan, along with any shares remaining available for issuance under the Company’s 2015 Plan or outstanding awards under its 2015 Plan that subsequently expire, lapse unexercised or are forfeited to or repurchased by the Company.

Total stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2019	2018
Research and development	847	$340
General and administrative	827	316
Total stock-based compensation	$1,674	$656

The Company granted 1,775,900 and 1,186,181 stock options during the three months ended March 31, 2019 and 2018, respectively. These options had a weighted average grant-date fair value of $10.36 and $6.66 per share for the three months ended March 31, 2019 and 2018, respectively.

Under the Company’s stock plans 69 and 708,760 stock options were exercised during the three months ended March 31, 2019 and 2018, respectively.

As a result of early exercises under the 2015 Plan, approximately 811,300 and 927,123 shares had not vested and were subject to repurchase as of March 31, 2019 and December 31, 2018, respectively. The Company treats cash received from the exercise of unvested options as a refundable deposit and classifies such amounts as a liability in its condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the Company included cash received from the early exercise of unvested options of $2.6 million and $2.8 million, in its other current and long-term liabilities, respectively based on the timing of their expected vesting. Amounts included in liabilities are transferred into common stock and additional paid-in capital as the shares vest, which is generally over a period of 48 months.

Note 7. Condensed Consolidated Balance Sheet Components

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Scientific equipment	$7,400	$6,628
Furniture and equipment	862	813
Capitalized software	146	146
Leasehold improvements	10,828	10,828
Construction in progress	386	335
Total	19,622	18,750
Less: Accumulated depreciation and amortization	(8,596)	(7,643)
Property and equipment, net	$11,026	$11,107

Depreciation and amortization expense was $1.0 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2019	As of December 31, 2018
Accrued personnel expenses	$1,963	$2,833
Accrued research and development expenses	4,954	2,816
Professional fees	519	211
Other	193	163
Total	$7,629	$6,023

Note 8. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(17,670)	$(12,954)
Denominator:
Weighted-average common shares outstanding	44,532,073	11,598,421
Less: weighted-average common shares subject to repurchase	(1,023,481)	(2,110,069)
Weighted-average common shares used to compute basic and diluted net loss per share	43,508,592	9,488,352
Net loss per share: basic and diluted	$(0.41)	$(1.37)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2019	2018
Convertible preferred stock	—	—
Common stock options issued and outstanding	3,222,103	1,009,216
Unvested restricted common stock	115,741	810,185
Unvested early exercised common stock options	811,300	1,329,165
Total	4,149,144	3,148,566

Note 9. Subsequent Event

On April 30, 2019, the Company and Strata Oncology, Inc. (Strata) entered into a Co-Development and Collaboration Agreement (the Co-Development and Collaboration Agreement) to pursue a clinical development collaboration utilizing Strata’s precision drug development platform and proprietary biomarkers to evaluate AB122, the Company’s clinical-stage anti-PD-1 antibody, in patients in a tumor-agnostic fashion.

Under the terms of the Co-Development and Collaboration Agreement, the parties will share development costs for the clinical collaboration. Strata is eligible to receive $2.5 million upon the achievement of a development milestone, as well as regulatory and commercial milestones and royalties on U.S. net sales of AB122 in the biomarker-identified indication. As further consideration in connection with the Co-Development and Collaboration Agreement, the Company issued to Strata 1,257,651 restricted shares of its common stock, which are subject to vesting based upon the achievement of regulatory milestones within certain timelines.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2019. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.”

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

We expect our research and development expenses to increase substantially during the next few years as we seek to complete existing and initiate additional clinical trials, pursue regulatory approval for our product candidates, and advance other programs into the clinic. Over the next few years, we expect our preclinical, clinical, and contract manufacturing expenses to increase significantly relative to what we have incurred to date. In addition, under our license agreements with WuXi Biologics (Cayman) Inc. (WuXi Biologics) and Abmuno Therapeutics LLC (Abmuno), we may be required to pay additional clinical and regulatory milestone payments based on the development progress of AB122 and AB154, respectively, which could cause significant quarterly fluctuations in our research and development expenses. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in “Risk Factors.”

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

Share of Loss from Equity Method Investee

Share of loss from equity method investee consists of our share of loss recorded in conjunction with our equity method investment in PACT Pharma, Inc. (PACT Pharma).

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

Other than changes in our revenue recognition policy upon adoption of ASC No. 2014-09, Revenue from Contracts with Customer, (Topic 606), there have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2019, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018 and more fully described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands)

	Three Months Ended March 31,		Change
	2019	2018	$	%
Collaboration and license revenue	$1,750	$1,250	$500	40%
Operating expenses:
Research and development	15,554	11,652	3,902	33%
General and administrative	4,969	2,929	2,040	70%
Loss from operations	(18,773)	(13,331)	(5,442)	41%
Non-operating income (expense):
Interest and other income, net	1,534	603	931	*
Share of loss from equity method investee	(431)	(226)	(205)	91%
Total non-operating income, net	1,103	377	726	*
Net loss	$(17,670)	$(12,954)	$(4,716)	36%
* Not Meaningful

As described in Note 2 of the accompanying condensed consolidated financial statements, in January 1, 2019, we adopted Topic 606. ASC 606 supersedes the guidance in ASC 605, Revenue Recognition. We adopted ASC 606 on a modified retrospective basis under which we recognized the $2.2 million cumulative effect of adoption as a reduction to opening accumulated deficit. Revenue for the three months ended March 31, 2018 was recorded under ASC 605, while revenue for the three months ended March 31, 2019 was recorded under ASC 606. If we had continued to use ASC 605 during 2019, revenue would have been $1.6 million in the three months ended March 31, 2019 as compared to the $1.8 million actually recorded.

Collaboration and License Revenue

Collaboration and license revenue increased $0.5 million, or 40% from $1.3 million for the three months ended March 31, 2018 to $1.8 million for the three months ended March 31, 2019. The increase in collaboration and license revenue was due to the additional revenue recognized from a higher initial transaction price we recognized under ASC 606 from the ongoing research funded in part through the non-creditable, non-refundable upfront payments from the Taiho Agreement we entered into in September 2017.

Research and Development Expenses

Research and development expenses increased $3.9 million, or 33%, from $11.7 million for the three months ended March 31, 2018 to $15.6 million for the three months ended March 31, 2019. The increase in research and development expenses was primarily due to an increase of $2.7 million in clinical costs for our ongoing clinical trials for all four of our programs, an increase of $1.4 million in employee compensation costs due to additional headcount, an increase of $0.5 million in stock-based compensation and an increase of $0.6 million in clinical lab supplies. Those increases were partially offset by a decrease of $1.5 million in manufacturing costs primarily due to the completion of our manufacturing activities for AB154 in 2018 for our current needs.

General and Administrative Expenses

General and administrative expenses increased $2.0 million, or 70%, from $2.9 million for the three months ended March 31, 2018 to $5.0 million for the three months ended March 31, 2019. The increase in general and administrative expenses was primarily due to an increase of $0.6 million in employee compensation costs due to additional headcount, an increase of $0.5 million in stock-based compensation, an increase of $0.4 million in legal and accounting fees and an increase of $0.4 million in facilities and office related expenses.

Interest and Other Income, Net

Interest and other income, net increased $0.9 million from $0.6 million for the three months ended March 31, 2018 to $1.5 million for the three months ended March 31, 2019. The increase was primarily due to increase of $1.0 million in interest income resulting from higher cash and investment balances and higher yields.

Share of Loss from Equity Method Investee

Share of loss from equity method investee increased $0.2 million, or 96%, from $0.2 million for the three months ended March 31, 2018 to $0.4 million for the three months ended March 31, 2019. The increase was primarily due to larger operating losses at PACT Pharma.

Liquidity and Capital Resources

To date, we have financed our operations primarily through net proceeds of $226.2 million from private placements of convertible preferred stock, $30.0 million in proceeds from the Taiho Agreement, and net proceeds of $124.7 million from our IPO in March 2018, pursuant to which we issued 9,200,000 shares of our common stock. As of March 31, 2019, we had $243.1 million of cash and investments, of which $241.9 million are cash, cash equivalents, and short-term investments. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, and investments in corporate securities and government agency obligations.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended March 31,
Net cash (used in) provided by:	2019	2018
Operating activities	$(16,839)	$(13,247)
Investing activities	14,279	(16,491)
Financing activities	(5)	129,428
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2,565)	$99,690

Cash Used in Operating Activities

Net cash used in operating activities was $16.8 million and $ 13.5 million for the three months ended March 31, 2019 and 2018, respectively.

Cash used in operating activities for the three months ended March 31, 2019 was primarily due to our net loss for the period of $17.7 million, and was also affected by changes in operating assets and liabilities, including a decrease in deferred revenue of $1.8 million, an increase in accounts payable and accrued liabilities of $1.1 million, an increase in prepaid expenses of $0.8 million, a non-cash gain of $0.7 million relating to accretion of discount in our investments and non-cash charges relating to depreciation and amortization and stock-based compensation expense of $2.6 million.

Cash used in operating activities for the three months ended March 31, 2018 was primarily due to our net loss for the period of $13.0 million, and was also affected by changes in operating assets and liabilities, including a decrease in deferred revenue of $1.3 million, an increase in prepaid expenses of $0.7 million, and non-cash charges relating to depreciation and amortization and stock-based compensation expense of $1.5 million.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $14.3 million for the three months ended March 31, 2019, primarily related to the net sale of investments of $14.9 million, and purchases of property and equipment of $0.6 million.

Cash used in investing activities was $16.3 million for the three months ended March 31, 2018, primarily related to the net purchase of investments of $15.2 million, and purchases of property and equipment of $1.1 million.

Cash Provided by Financing Activities

Cash used in financing activity for the three months ended March 31, 2019 was $5,000, due to the repurchase of unvested shares of our common stock.

Cash provided by financing activities was $129.4 million for the three months ended March 31, 2018, which consisted primarily of net proceeds of $126.3 million from our IPO (approximately $0.4 million of IPO costs were paid in 2017 and an estimated $1.2 million of accrued IPO costs was paid in the period ending June 30, 2018) and net proceeds of $3.3 million from the exercise of our common stock options.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to our contractual obligations during the three months ended March 31, 2019, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We will remain an emerging growth company until the earliest of (1) the last day of our first fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. Our market risks have not changed materially from those discussed in our Annual Report on Form 10-K filed with the SEC on March 5, 2019. We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should consider carefully the following risk factors, together with all the other information in this report, including our condensed consolidated financial statements and notes thereto, and in our other public filings with the SEC, including our Annual Report on Form 10-K filed with the SEC on March 5, 2019.  The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

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

We are an early-stage immuno-oncology company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations have been limited to organizing and staffing our company, business planning, raising capital, identifying potential product candidates, establishing licensing arrangements and/or acquiring any necessary technology, and undertaking research and preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three months ended March 31, 2019 and 2018, our net losses were $17.7 million and $13.0 million, respectively. As of March 31, 2019, we had an accumulated deficit of $138.3 million. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.

To become and remain profitable, we must develop and eventually commercialize a product with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we succeed in commercializing one or more of our product candidates, we may never generate revenues that are significant or large enough to achieve profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

As of March 31, 2019, we had $243.1 million in cash and investments, which included $241.9 million in cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund the clinical development of AB928 and AB122, including cohort expansion studies, into 2021, but not through regulatory approval. Accordingly, we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

Lack of efficacy, adverse events or undesirable side effects may emerge in clinical trials conducted by third parties investigating the same product candidates as us in different territories. For example, we and Guangzhou Gloria Biosciences, Co. (Gloria Biosciences, formerly known as Harbin Gloria Pharmaceuticals Co. Ltd.) each licensed our rights to the same anti-PD-1 antibody (which we refer to as AB122) from WuXi Biologics (Cayman) Inc. (WuXi Biologics). Gloria Biosciences refers to this antibody as GLS-010 and is conducting clinical trials with GLS-010 in China. We have no control over their clinical trials or development program, and lack of efficacy, adverse events or undesirable side effects experienced by subjects in their clinical trials could adversely affect our development of AB122 or even the viability of AB122 as a product candidate. We may be required to report Gloria Biosciences’ adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of AB122. We may face similar risks if Taiho exercises its option to license development rights to any of our programs under the Taiho Agreement.

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

Some of the other products in the same class as our product candidates have already been approved or are further along in development. With respect to our dual adenosine receptor antagonist, AB928, we are aware of several other clinical-stage selective adenosine A2aR antagonists being developed by AstraZeneca/MedImmune, Corvus, iTeos Therapeutics and Novartis and a clinical-stage selective adenosine A2bR antagonist being developed by Palobiofarma. For our small-molecule CD73 inhibitor, AB680, we are aware of several pharmaceutical companies developing antibodies against this target, including AstraZeneca/MedImmune, Bristol-Myers Squibb, Corvus and Novartis in collaboration with Surface Oncology, all of whom have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies, such as Calithera and Peloton Therapeutics, have small-molecule programs against this target.  To our knowledge, AB680 is the only small molecule CD73 inhibitor in clinical development. Regarding our anti-PD-1 antibody, AB122, multiple large pharmaceutical companies have already received regulatory approvals for their anti-PD-1/PD-L1 antibodies, including AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, and there are also many other anti-PD-1 and anti-PD-L1 antibodies in clinical development. With respect to our anti-TIGIT antibody, AB154, we are aware of several pharmaceutical companies developing antibodies against this target, including Astellas, Bristol-Myers Squibb, Compugen, Genentech, iTEOS, Merck and OncoMed. As more product candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Consequently, the results of our clinical trials for product candidates in those class will likely need to show a risk benefit profile that is competitive with or more favorable than those products and product candidates in order to obtain marketing approval or, if approved, a product label that is favorable for commercialization. If the risk benefit profile is not competitive with those products or product candidates, we may have developed a product that is not commercially viable, that we are not able to sell profitably or that is unable to achieve favorable pricing or reimbursement. In such circumstances, our future product revenue and financial condition would be materially and adversely affected.

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

Based upon shares outstanding as of March 31, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 57.3% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On April 30, 2019, we issued to Strata Oncology, Inc. 1,257,651 restricted shares of our common stock, subject to vesting based on achievement of regulatory milestones, as consideration in connection with the Co-Development and Collaboration Agreement entered into by the parties.  The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as they were issued to one sophisticated entity.

IPO Proceeds

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

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the first quarter of fiscal 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
January 1, 2019, to January 31, 2019	3,421	$1.90	—	$—
February 1, 2019 to February 28, 2019	—	—	—	—
March 1, 2019 to March 31, 2019	—	—	—	—
Total	3,421	$1.90	—	$—

All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our common stock that had been issued upon early exercise of stock options.  Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018

3.2	Amended and Restated Bylaws	10-Q	001-38419	3.2	May 9, 2018

10.1*	Offer Letter, dated February 22, 2019, between the Company and Rekha Hemrajani

10.2	Separation and Consulting Agreement by and between the Company and Jennifer Jarrett dated January 3, 2019	10-K	001-38419	10.17	March 5, 2019

10.3	Separation and Consulting Agreement by and between the Company and Steven Chan dated March 1, 2019	10-K	001-38419	10.18	March 5, 2019

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

ARCUS BIOSCIENCES, INC.

Date:	May 2, 2019	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2019	By:	/s/ Rekha Hemrajani
Rekha Hemrajani
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)