Form 10-Q
period 2019-06-30
Arcus Biosciences, Inc.
filed 2019-08-06
CIK 1724521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 30, 2019, the registrant had 45,849,189 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2019	2018*
ASSETS
Current assets:
Cash and cash equivalents	$76,068	$71,064
Short-term investments	148,330	185,480
Prepaid expenses and other current assets	3,273	2,321
Amounts owed by a related party	62	83
Total current assets	227,733	258,948
Long-term investments	—	3,181
Property and equipment, net	10,362	11,107
Equity investment in related party	357	1,202
Restricted cash	203	203
Other long-term assets	319	284
Total assets	$238,974	$274,925
LIABILITIES
Current liabilities
Accounts payable	$2,448	$3,102
Accrued liabilities	15,552	6,023
Deferred revenue, current	7,000	6,250
Other current liabilities	1,513	1,560
Total current liabilities	26,513	16,935
Deferred revenue, noncurrent	10,522	16,984
Deferred rent	4,010	4,272
Other long-term liabilities	1,283	1,792
Total liabilities	42,328	39,983
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2019 and December 31, 2018; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized as of June 30, 2019 and December 31, 2018, respectively; 45,854,213 and 44,537,946 shares issued and outstanding as of June 30, 2019 and December 31, 2018 respectively	4	4
Additional paid-in capital	362,905	357,873
Accumulated deficit	(166,376)	(122,828)
Accumulated other comprehensive income (loss)	113	(107)
Total stockholders’ equity	196,646	234,942
Total liabilities, convertible preferred stock and stockholders’ equity	$238,974	$274,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	The Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited financial statements as of that date.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Collaboration and license revenue	$1,750	$1,250	$3,500	$2,500
Operation expenses:
Research and development	24,999	13,699	40,553	25,352
General and administrative	5,911	3,450	10,879	6,379
Total operating expenses	30,910	17,149	51,432	31,731
Loss from operations	(29,160)	(15,899)	(47,932)	(29,231)
Non-operating income (expense):
Interest and other income, net	1,482	1,288	3,016	1,891
Gain on deemed sale from equity method investee	—	1,229	—	1,229
Share of loss from equity method investee	(412)	(151)	(844)	(377)
Total non-operating income, net	1,070	2,366	2,172	2,743
Net loss	(28,090)	(13,533)	(45,760)	(26,488)
Other comprehensive income (loss)	84	14	220	(41)
Comprehensive loss	$(28,006)	$(13,519)	$(45,540)	$(26,529)
Net loss per share, basic and diluted	$(0.64)	$(0.32)	$(1.05)	$(1.01)
Weighted-average number of shares used to compute basic and diluted net loss per share	43,797,718	42,533,641	43,653,325	26,236,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share and per share amounts)

(unaudited)

	Convertible Preferred Stock		Common stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2018	—	$—	43,610,823	$4	$357,873	$(122,828)	$(107)	$234,942
Cumulative effect adjustment upon adoption of ASC 606	—	—	—	—	—	2,212	—	2,212
Issuance of common stock upon exercise of stock options	—	—	69	—		—	—	—
Vesting of early exercised stock options and restricted stock	—	—	114,934	—	273	—	—	273
Stock-based compensation	—	—	—	—	1,674	—	—	1,674
Other comprehensive loss	—	—	—	—	—	—	136	136
Net loss	—	—	—	—	—	(17,670)		(17,670)
Balance at March 31, 2019	—	—	43,725,826	4	359,820	(138,286)	29	221,567
Issuance of common stock upon exercise of stock options	—	—	17,649	—	99	—	—	99
Vesting of early exercised stock options and restricted stock	—	—	107,952	—	260	—	—	260
Issuance of common stock under Employee Stock Purchase Plan	—	—	82,681	—	596	—	—	596
Stock-based compensation	—	—	—	—	2,130	—	—	2,130
Other comprehensive income	—	—	—	—	—	—	84	84
Net loss	—	—	—	—	—	(28,090)	—	(28,090)
Balance at June 30, 2019	—	$—	43,934,108	$4	$362,905	$(166,376)	$113	$196,646

	Convertible Preferred Stock		Common stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2017	30,459,574	$226,196	3,278,129	$—	$948	$(73,234)	$(42)	$(72,328)
Conversion of preferred stock to common stock	(30,459,574)	(226,196)	30,459,574	3	226,195	—	—	226,198
Issuance of common stock upon IPO	—	—	9,200,000	1	124,715	—	—	124,716
Issuance of common stock upon exercise of stock options, net of amounts related to unvested shares	—	—	60,524	—	80	—	—	80
Vesting of early exercised stock options and restricted stock	—	—	129,152	—	278	—	—	278
Stock-based compensation	—	—	—	—	656	—	—	656
Other comprehensive loss	—	—	—	—	—	—	(55)	(55)
Net loss	—	—	—	—	—	(12,955)	—	(12,955)
Balance at March 31, 2018	—	—	43,127,379	4	352,872	(86,189)	(97)	266,590
Vesting of early exercised stock options and restricted stock	—	—	149,338	—	387	—	—	387
Stock-based compensation	—	—	—	—	1,116	—	—	1,116
Other comprehensive income	—	—	—	—	—	—	14	14
Net loss	—	—	—	—	—	(13,533)	—	(13,533)
Balance at June 30, 2018	—	$—	43,276,717	$4	$354,375	$(99,722)	$(83)	$254,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flow from operating activities
Net loss	$(45,760)	$(26,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,804	1,772
Depreciation and amortization	1,836	1,743
Share of loss from equity method investee	844	377
Gain on deemed sale from equity method investee	—	(1,229)
Amortization of premiums on investments	(1,580)	—
Other non-operating income	—	(177)
Changes in operating assets and liabilities:
Amounts owed by a related party	21	(168)
Other long-term assets	(35)	—
Prepaid expenses and other current assets	(952)	(409)
Accounts payable	(566)	1,347
Accrued liabilities	9,529	1,812
Other current liabilities	29	20
Deferred revenue	(3,500)	(2,500)
Deferred rent	(262)	(224)
Net cash used in operating activities	(36,592)	(24,124)
Cash flow from investing activities
Purchases of short-term and long-term investments	(123,837)	(90,671)
Proceeds from maturities of short-term and long-term investments	165,968	60,415
Purchases of property and equipment	(1,179)	(2,358)
Net cash provided by (used in) investing activities	40,952	(32,614)
Cash flow from financing activities
Repurchase of unvested shares of stock	(51)	—
Proceeds from initial public offering, net of issuance costs	—	125,114
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	695	3,331
Payment of preferred stock issuance costs	—	(135)
Net cash provided by financing activities	644	128,310
Net decrease (increase) in cash and cash equivalents	5,004	71,572
Cash, cash equivalents and restricted cash at beginning of period	71,267	98,629
Cash, cash equivalents and restricted cash at end of period	$76,271	$170,201
Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	$48	$1,007
Vesting of early exercised stock options and restricted stock	$533	$647

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization

Description of Business

Arcus Biosciences, Inc. (Company or the Company) is a clinical-stage biopharmaceutical company focused on creating innovative cancer immunotherapies by leveraging underexploited biological opportunities. Specifically, the Company targets well-characterized biological pathways with significant scientific data supporting their importance in regulating the immune response against cancer and for which either there are no molecules in development or those that exist have suboptimal profiles. To exploit these pathways, the Company has built a robust and highly efficient discovery and clinical development capability to create and optimize highly differentiated small-molecule immuno-oncology product candidates. Since its inception in 2015, the Company has built a broad portfolio of small molecule and antibody product candidates that it plans to develop together as intra-portfolio combinations.

Liquidity and Capital Resources

As of June 30, 2019, the Company had cash and investments of $224.4 million, which are cash, cash equivalents, and short-term investments that the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the filing date of this report.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included.

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future period. The balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Cash Equivalents, Short-Term and Long-Term Investments

Cash equivalents include marketable securities having an original maturity of three months or less at the time of purchase. Short-term investments have maturities of greater than three months and up to twelve months at the time of purchase. Long-term investments have maturities greater than twelve months at the time of purchase. Collectively, cash equivalents, short-term and long-term investments are considered available-for-sale and are recorded at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss. Realized gains and losses are included in interest and other income, net in the condensed consolidated statements of operations and comprehensive income or loss. The basis on which the cost of a security sold or amount reclassified out of accumulated other comprehensive income or loss into earnings is determined using the specific identification method.

Restricted Cash

Restricted cash at June 30, 2019 and December 31, 2018 comprises cash balances primarily held as security in connection with the Company’s facility lease agreement and is included in long-term assets in the condensed consolidated balance sheets.

Concentration of Credit Risk

Cash equivalents, short-term and long-term investments are financial instruments that potentially subject the Company to concentrations of credit risk.  The Company invests in money market funds, treasury bills and notes, government bonds, commercial paper and corporate notes.  The Company limits its credit risk associated with cash equivalents, short-term and long-term investments by placing them with banks and institutions it believes are credit worthy and in highly rated investments.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of personnel costs for the Company’s research and development activities, non-personnel costs such as costs payable to third parties for preclinical and clinical studies and research services, laboratory supplies and equipment maintenance, product licenses, and other consulting costs. The Company estimates preclinical and clinical study and research expenses based on its knowledge of the services performed, pursuant to contracts with research institutions and other service providers that conduct and manage preclinical and clinical studies and research services on its behalf. The Company estimates these expenses based on discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternative future use are expensed as incurred. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

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

The Company has applied the five-step model of the new standard to the Taiho Agreement, the only Company contract that has been impacted by the adoption of the new revenue standards. The Company implemented the new revenue standard using the modified retrospective transition method. Results for the three and six months ended June 30, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under previous revenue recognition guidance, Accounting Standards Codification Topic 605: Revenue Recognition (Topic 605).

Upon the adoption, the Company recorded a net reduction of $2.2 million to its opening accumulated deficit as of January 1, 2019, due to the cumulative impact of adopting Topic 606, with the impact primarily relating to an increase in the transaction price recognized for the non-refundable upfront research and development fees over the five-year term.

The impact of the adoption of Topic 606 on contract liabilities and accumulated deficit balances as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustment Due to the Adoption of Topic 606	January 1, 2019
Current portion of deferred revenue	$6,250	$750	$7,000
Long-term portion of deferred revenue	16,984	(2,962)	14,022
Accumulated deficit	$(122,828)	$2,212	$(120,616)

The adjustments due to the adoption of Topic 606 primarily relate to an increase in the transaction price recognized for the non-refundable upfront research and development fees over the five-year term.  Under Topic 606, the Company recognized as the transaction price the total amount that the Company expects to receive related to the non-refundable upfront fees.  As of December 31, 2018, the Company had received $30.0 million of the $35.0 million in upfront fees, which consisted of payments of $25.0 million in 2017 at the inception of the contract and an anniversary payment of $5.0 million in 2018.  Given both the history of successful collection of all payments due and payable to-date and the exercise of an option by Taiho in 2018 on one of the Company’s programs, the Company believes the remaining $5.0 million due in October 2019 will also be received.  Under Topic 605, the Company recognized as the initial transaction price only the $25.0 million payment received in 2017.  The additional $2.2 million recorded in the adoption adjustment and attributable as revenue  through December 31, 2018 under Topic 606 resulted in both a lower accumulated deficit and a lower total amount of deferred revenue as of January 1, 2019.

The impact of the adoption of Topic 606 on the Company’s Condensed Consolidated Balance Sheet and Statement of Operations as of and for the period ended June 30, 2019 was as follows (in thousands):

	As of June 30, 2019
	As Reported	Balances without the Adoption of Topic 606	Effect of Adoption Higher/ (Lower)
Current portion of deferred revenue	$7,000	$6,250	$750
Long-term portion of deferred revenue	10,522	13,859	(3,337)
Accumulated deficit	$—	$—	$(2,399)

	Three Months Ended June 30, 2019
	As Reported	Without the Adoption of Topic 606	Effect of Adoption Higher/ (Lower)
Collaboration revenues	$1,750	$1,563	$187
Net loss	(28,090)	(28,277)	$187
Net loss per share, basic and diluted	$(0.64)	$(0.65)	$—

	Six Months Ended June 30, 2019
	As Reported	Without the Adoption of Topic 606	Effect of Adoption Higher/ (Lower)
Collaboration revenues	$3,500	$3,126	$374
Net loss	(45,760)	(46,134)	$374
Net loss per share, basic and diluted	$(1.05)	$(1.06)	$—

Adopted Accounting Pronouncements – Others

In November 2016, the FASB issued ASU No. 2016-18 (Topic 230), Restricted Cash, Statement of Cash Flows (ASU 2016-18). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash and, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statement of cash flows. The amendments in this ASU should be applied using a retrospective transition method to each period presented. The adoption of this standard changes the presentation in the accompanying consolidated statement of cash flows. The adoption had no material impact on the Company’s condensed consolidated financial statements.

Impact of Adoption – ASU 2016-18

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount shown on the condensed consolidated statements of cash flows (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$76,068	$71,064	$169,998	$98,426
Restricted cash	203	203	203	203
Cash, cash equivalents and restricted cash	$76,271	$71,267	$170,201	$98,629

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

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases (ASU 2016-02). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-02 is effective for the Company for the year ended December 31, 2020, and all interim periods thereafter. Early adoption is permitted. The Company is assessing the impact of Topic 842 and believes it will likely have a material impact on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No.2018-13 (Topic 820), Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurement in Topic 820. For public entities, ASU 2018-013 is effective for fiscal years beginning after December 15, 2019. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2018-13 is effective for the Company for the year ended December 31, 2021, and all interim periods within that fiscal year. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18 (Topic 808), Collaborative Arrangements. ASU 2018-18 clarifies certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. For public entities, ASU 2018-18 is effective for fiscal years beginning after December 15, 2019. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2018-18 is effective for the Company for the year ended December 31, 2021, and all interim periods within that fiscal year. Early adoption is permitted. The Company has not yet determined the potential effects of this ASU on its condensed consolidated financial statements.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy as of June 30, 2019 and December 31, 2018. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$64,578	$64,578	$—	$—
Corporate securities and commercial paper	60,268	—	60,268	—
U.S. government treasury and agency securities	99,552	—	99,552	—
	$224,398	$64,578	$159,820	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$45,017	$45,017	$—	$—
U.S. government treasury and agency securities	103,940	—	103,940	—
Corporate securities and commercial paper	110,768	—	110,768	—
	$259,725	$45,017	$214,708	$—

Classified as (with contractual maturities):

	June 30, 2019	December 31, 2018
Cash and Cash equivalents	$76,068	$71,064
Short-term investments (due within one year)	148,330	185,480
Long-term investments (due between one and two years)	—	3,181
	$224,398	$259,725

The investments are classified as available-for-sale marketable securities. At June 30, 2019 and December 31, 2018, the balance in the Company’s accumulated other comprehensive loss comprised activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale marketable securities as of June 30, 2019 and December 31, 2018, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the periods then ended. The Company has a limited number of available-for-sale marketable securities in loss positions as of June 30, 2019, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity (in thousands).

	Fair Value Measurements at June 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$64,578	$—	$—	$64,578
Corporate securities and commercial paper	60,241	27	—	60,268
U.S. government treasury and agency securities	99,468	84	—	99,552
	$224,287	$111	$—	$224,398

	Fair Value Measurements at December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$45,017	$—	$—	$45,017
U.S. government treasury and agency securities	103,957	—	(17)	103,940
Corporate securities and commercial paper	110,859	—	(91)	110,768
	$259,833	$—	$(108)	$259,725

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

For the three and six months ended June 30, 2019, the Company recorded $0.4 million and $0.8 million and for the three and six months ended June 30, 2018, the Company recorded $0.2 million and $0.4 million, respectively, relating to its share of PACT Pharma’s operating losses. As of June 30, 2019 and December 31, 2018, the Company had a zero and $0.1 million receivable from PACT Pharma, respectively, for expenses the Company paid on PACT Pharma’s behalf. As of June 30, 2019 and December 31, 2018, the Company recorded $0.1 million and zero payable to PACT Pharma, respectively, for expenses incurred from PACT Pharma.

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

The Company monitors the investment in PACT Pharma for events or circumstances indicative of potential other-than-temporary impairment and will make appropriate reductions in carrying values if it is determined that an impairment charge is required. As of June 30, 2019 and 2018, no impairment charge was recorded. For the three and six months ended June 30, 2019 and for the year ended December 31, 2018, the Company determined the fair value of the warrants to be insignificant to the condensed consolidated financial statements.

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

In the event that the Company has not initiated IND enabling studies for at least five Arcus Programs prior to the expiration of the Option Period, Taiho may elect to extend the Option Period, up to a maximum of seven years for the Option Period, subject to an extension fee. If Taiho elects to exercise an option it will be obligated to make an exercise option payment for each option exercise of between $3.0 million to $15.0 million, dependent on the development stage of the applicable Arcus Program for which the option is exercised. In addition, the Taiho Agreement provides that the Company is eligible to receive additional clinical and regulatory milestones totaling up to $130.0 million per Arcus Program, and it will be eligible to receive contingent payments of up to $145.0 million per Arcus Program associated with the achievement of specified levels of Taiho net sales in the Taiho Territory.

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

The Company also concluded that, at the inception of the agreement, Taiho’s exclusive options are not considered material rights as the options do not contain a significant and incremental discount. The Company will therefore exclude the exclusive options from the initial transaction price and account for them as separate contracts.  In 2018, Taiho exercised its option to the Company’s adenosine receptor antagonist program for a fee of $3.0 million, which was recognized by the Company as revenue during the year ended December 31, 2018 under both Topic 606 and Topic 605.  Upon this option exercise, Taiho now has the sole responsibility for the development and commercialization of licensed products from within the program in the Taiho Territory.  No options were exercised by Taiho during the six months ended June 30, 2019.

The Company also determined that the clinical and regulatory milestone payments under the Taiho Agreement are variable consideration under Topic 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur.  Based on the nature of the clinical and regulatory milestones, such as the regulatory approvals which are not within the Company’s control, the Company will not consider achievement of such milestones to be probable until the uncertainty associated with the approvals has been resolved. When it is probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price, which will then be allocated to each performance obligation, on a relative standalone selling price basis, for which the Company recognizes revenue. As of June 30, 2019, no clinical and regulatory milestones had been achieved under the Taiho Agreement.

The Company also considers the contingent payments due from Taiho upon the achievement of specified sales volumes to be similar to royalty payments. The Company considers the license to be the predominant item to which the royalties relate. The Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).  As of June 30, 2019, no sales milestone or royalty revenue has been recognized.

The Taiho Agreement shall remain in effect until (a) expiration of the last exercise period if Taiho has not exercised any of its exclusive options prior to such expiration or (b) if Taiho has exercised any of its exclusive options prior to the expiration of the applicable exercise period, expiry of all Royalty Terms for the licensed products, in each case subject to certain exceptions.

During the three and six months ended June 30, 2019, the Company recognized a total of $1.8 million and $3.5 million, respectively, of revenue under the Taiho Agreement in accordance with Topic 606, consisting of revenue recognized for the non-refundable upfront research and development fees. As of June 30, 2019, the Company recorded deferred revenue, current and deferred revenue, noncurrent of $7.0 million and $10.5 million, respectively, in its condensed consolidated balance sheet.

Changes in Deferred Revenue Balances

The Company recognized the following revenue as a result of changes in the deferred revenue balance during the period below (in thousands):

	Three months ended June 30,	Six months ended June 30,
Revenue recognized in the period from:	2019	2019
Amounts included in deferred revenue at the beginning of the period	$1,750	$3,500
Performance obligations satisfied in previous period	$—	$—

WuXi Biologics License Agreement

The Company entered into a license agreement (the WuXi Agreement) with WuXi Biologics (Cayman) Inc. (WuXi Biologics) in August 2017, as subsequently amended in June 2019, in which it obtained an exclusive license to develop, use, manufacture, and commercialize products including an anti-PD-1 antibody worldwide except for Greater China and Thailand. The Company paid upfront and milestone payments of $18.5 million during the second half of 2017 which were recorded within research and development expenses, as the products had not reached technological feasibility and did not have alternative future use. A $7.5 million development milestone was reached and recorded within research and development expenses during June 2019 and was paid in July 2019. No milestones payments were made during the three and six months ended June 30, 2019 and 2018. The WuXi Agreement also provides for clinical and regulatory milestone payments, commercialization milestone payments of up to $375.0 million, and tiered royalty payments to be made to WuXi Biologics that range from the high single-digits to low teens of net sales by the Company of licensed products.

Abmuno License Agreement

In December 2016, the Company entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) in which it obtained a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody. No milestone payments were made during the three and six months ended June 30, 2019. The Company made upfront and milestone payments of zero and $0.8 million for the three and six months ended June 30, 2018, respectively, which were recorded within research and development expenses, as the products have not reached technological feasibility and do not have alternative future use and therefore were expensed as incurred. In June 2018, a $2.0 million milestone was reached and recorded within research and development expenses in June 2018 and paid in July 2018. The Abmuno Agreement also provides for additional clinical, regulatory and commercialization milestone remaining payments of up to $101.0 million as of June 30, 2019.

Strata Collaboration Agreement

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

Under the terms of the Co-Development and Collaboration Agreement, the parties will share a portion of development costs for the clinical collaboration. Strata is eligible to receive $2.5 million upon the achievement of a development milestone, as well as regulatory and commercial milestones of up to $125.0 million and up to double-digit royalties on U.S. net sales of AB122 in the biomarker-identified indication. As of June 30, 2019, the Company incurred expenses of $0.3 million net of development cost sharing that was recorded within research and development expenses. As further consideration in connection with the Co-Development and Collaboration Agreement, the Company issued to Strata 1,257,651 restricted shares of its common stock with an initial measured fair value of $15.0 million, which are subject to vesting based upon the achievement of specified regulatory milestones within certain timelines, unless such vesting is modified pursuant to a change of control at the acquiror’s option. Expense relating to the restricted shares subject to these milestones is recognized if it is considered probable that the associated shares will vest. The probability of achievement is assessed at the end of each quarterly period. As of June 30, 2019, the Company determined that none of the restricted shares were probable of vesting and, as a result, no compensation expense related to the restricted shares has been recognized to date.

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

Total stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Research and development	868	$701	1,715	$1,041
General and administrative	1,262	415	2,089	731
Total stock-based compensation	$2,130	$1,116	$3,804	$1,772

The Company granted 1,311,750 and 3,087,650 stock options during the three and six months ended June 30, 2019, respectively and 210,808 and 1,396,989 for the three and six months ended June 30, 2018, respectively. These options had a weighted average grant-date fair value of $6.28 and $6.63 per share for the three and six months ended June 30, 2019, respectively, and $11.23 and $7.29 for the three and six months ended June 30,2018, respectively.

Under the Company’s stock plans, 18,701 and 18,770 stock options were exercised during the three and six months ended June 30, 2019, respectively, and 5,171 and 713,931 for the three and six months ended June 30, 2018, respectively.

As a result of early exercises under the 2015 Plan, approximately 665,301 and 927,123 shares had not vested and were subject to repurchase as of June 30, 2019 and December 31, 2018, respectively. The Company treats cash received from the exercise of unvested options as a refundable deposit and classifies such amounts as a liability in its condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the Company included cash received from the early exercise of unvested options of $2.3 million and $2.8 million, in its other current and long-term liabilities, respectively based on the timing of their expected vesting. Amounts included in liabilities are transferred into common stock and additional paid-in capital as the shares vest, which is generally over a period of 48 months.

Note 7. Condensed Consolidated Balance Sheet Components

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Scientific equipment	$7,536	$6,628
Furniture and equipment	1,040	813
Capitalized software	146	146
Leasehold improvements	10,834	10,828
Construction in progress	285	335
Total	19,841	18,750
Less: Accumulated depreciation and amortization	(9,479)	(7,643)
Property and equipment, net	$10,362	$11,107

Depreciation and amortization expense was $0.8 million and $1.8 million for the three and six months ended June 30, 2019, respectively and $0.9 million and $1.7 million for the three and six months ended June 30, 2018, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Accrued personnel expenses	$2,301	$2,833
Accrued research and development expenses	12,910	2,816
Professional fees	268	211
Other	73	163
Total	$15,552	$6,023

Note 8. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(28,090)	$(13,533)	$(45,760)	$(26,488)
Denominator:
Weighted-average common shares outstanding	45,409,588	44,450,312	44,970,831	28,248,337
Less: weighted-average common shares subject to vesting	(1,611,870)	(1,916,671)	(1,317,506)	(2,012,330)
Weighted-average common shares used to compute basic and diluted net loss per share	43,797,718	42,533,641	43,653,325	26,236,007
Net loss per share: basic and diluted	$(0.64)	$(0.32)	$(1.05)	$(1.01)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Six Months Ended June 30,
	2019	2018
Common stock options issued and outstanding	4,449,690	1,221,862
Unvested restricted common stock	1,257,651	636,574
Unvested early exercised common stock options	665,301	1,181,717
Total	6,372,642	3,040,153

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

Overview

We are a clinical-stage biopharmaceutical company focused on creating innovative cancer immunotherapies by leveraging underexploited biological opportunities. Specifically, we target well-characterized biological pathways with significant scientific data supporting their importance in regulating the immune response against cancer and for which either there are no molecules in development or those that exist have suboptimal profiles. To exploit these pathways, we have built a robust and highly efficient discovery and clinical development capability to create and optimize highly differentiated small-molecule immuno-oncology product candidates. Since our inception in 2015, we have built a broad portfolio of small-molecule and antibody product candidates that we plan to develop together as intra-portfolio combinations. Our most advanced small-molecule product candidate, AB928, is in a Phase 1/1b program to evaluate it in combination with chemotherapy and with our anti-PD-1 antibody, AB122. We have also initiated clinical trials for our two antibody product candidates, AB122 and AB154 (our anti-TIGIT antibody), as well as a healthy volunteer trial for our fourth product candidate, AB680 (a small molecule CD73 inhibitor).

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

We expect our research and development expenses to increase substantially during the next few years as we seek to complete existing and initiate additional clinical trials, pursue regulatory approval for our product candidates, and advance other programs into the clinic. Over the next few years, we expect our preclinical, clinical, and contract manufacturing expenses to increase significantly relative to what we have incurred to date. In addition, under our license agreements with WuXi Biologics (Cayman) Inc. (WuXi Biologics) and, Abmuno Therapeutics LLC (Abmuno) and our co-development and collaboration agreement with Strata Oncology, Inc. (Strata), we may be required to pay additional clinical and regulatory milestone payments based on the development progress of AB122 and AB154, which could cause significant quarterly fluctuations in our research and development expenses. Predicting the timing or the final cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur due to numerous factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in “Risk Factors.”

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

Interest and Other Income, Net

Interest and other income, net consists primarily of interest earned on our investments including marketable fixed income securities, corporate notes and government agency notes.

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

Other than changes in our revenue recognition policy upon adoption of ASC No. 2014-09, Revenue from Contracts with Customer, (Topic 606), there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2019, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018 and more fully described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands)

	Three Months Ended June 30,		Change
	2019	2018	$	%
Collaboration and license revenue	$1,750	$1,250	$500	40%
Operating expenses:
Research and development	24,999	13,699	11,300	82%
General and administrative	5,911	3,450	2,461	71%
Loss from operations	(29,160)	(15,899)	(13,261)	83%
Non-operating income (expense):
Interest and other income, net	1,482	1,288	194	15%
Gain on deemed sale from equity method investee	—	1,229	(1,229)	*
Share of loss from equity method investee	(412)	(151)	(261)	*
Total non-operating income, net	1,070	2,366	(1,296)	*
Net loss	$(28,090)	$(13,533)	$(14,557)	108%
* Not Meaningful

As described in Note 2 of the accompanying condensed consolidated financial statements, in January 1, 2019, we adopted ASC 606. ASC 606 supersedes the guidance in ASC 605, Revenue Recognition. We adopted ASC 606 on a modified retrospective basis under which we recognized the $2.2 million cumulative effect of adoption as a reduction to opening accumulated deficit. Revenue for the three and six months ended June 30, 2018 was recorded under ASC 605, while revenue for the three and six months ended June 30, 2019 was recorded under ASC 606. If we had continued to use ASC 605 during 2019, revenue would have been $1.6 million and $3.1 million in the three and six months ended June 30, 2019, respectively as compared to the $1.8 million and $3.5 million recorded for the three and six months ended, respectively.

Collaboration and License Revenue

Collaboration and license revenue increased $0.5 million, or 40% from $1.3 million for the three months ended June 30, 2018 to $1.8 million for the three months ended June 30, 2019. The increase in collaboration and license revenue was due to adoption of ASC 606 resulting in the additional revenue as a result of a higher initial transaction price from the ongoing research funded in part through the non-creditable, non-refundable upfront payments from the Taiho Agreement that we entered into in September 2017.

Research and Development Expenses

Research and development expenses increased $11.3 million, or 82%, from $13.7 million for the three months ended June 30, 2018 to $25.0 million for the three months ended June 30, 2019. The increase in research and development expenses was primarily due to the achievement of a development milestone which resulted in a $7.5 million product licensing expense pursuant to the terms of our WuXi Agreement compared to a $2.0 million product licensing expense pursuant our Abmuno Agreement that was recorded in the same period of the prior year, an increase of $4.2 million in clinical costs for our ongoing clinical trials for all four of our clinical stage programs, an increase of $1.0 million in employee compensation costs due to additional headcount, an increase of $0.9 million in clinical lab supplies, an increase of $0.3 million in consulting expenses and an increase of $0.2 million in stock-based compensation expense. Those increases were partially offset by a decrease of $1.0 million in manufacturing costs primarily due to the completion of certain manufacturing activities for AB154 in 2018.

General and Administrative Expenses

General and administrative expenses increased $2.5 million, or 71%, from $3.4 million for the three months ended June 30, 2018 to $5.9 million for the three months ended June 30, 2019. The increase in general and administrative expenses was primarily due to an increase of $0.8 million in employee compensation costs due to additional headcount, an increase of $0.8 million in stock-based compensation, an increase of $0.3 million in legal and accounting fees and an increase of $0.3 million in facilities and office related expenses.

Interest and Other Income, Net

Interest and other income, net increased $0.2 million or 15%, from $1.3 million for the three months ended June 30, 2018 to $1.5 million for the three months ended June 30, 2019. The increase was primarily due to increase of $0.2 million in interest income resulting from higher investments yields on our portfolio of marketable fixed-income securities.

Gain on Deemed Sale from Equity Method Investee

Gain on deemed sale from equity method investee was $1.2 million for the three months ended June 30, 2018 due to a gain recorded in conjunction with PACT Pharma’s Series B convertible preferred financing in May 2018 in which we did not participate.

Share of Loss from Equity Method Investee

Share of loss from equity method investee increased $0.3 million, from $0.1 million for the three months ended June 30, 2018 to $0.4 million for the three months ended June 30, 2019. The increase was primarily due to increasing operating losses at PACT Pharma.

Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,		Change
	2019	2018	$	%
Collaboration and license revenue	$3,500	$2,500	$1,000	40%
Operating expenses:
Research and development	40,553	25,352	15,201	60%
General and administrative	10,879	6,379	4,500	71%
Loss from operations	(47,932)	(29,231)	(18,701)	64%
Non-operating income (expense):
Interest and other income, net	3,016	1,891	1,125	59%
Gain on deemed sale from equity method investee	—	1,229	(1,229)	*
Share of loss from equity method investee	(844)	(377)	(467)	124%
Total non-operating income, net	2,172	2,743	(571)	*
Net loss	$(45,760)	$(26,488)	$(19,272)	73%

Collaboration and License Revenue

Collaboration and license revenue increased $1.0 million, or 40% from $2.5 million for the six months ended June 30, 2018 to $3.5 million for the six months ended June 30, 2019. The increase in collaboration and license revenue was due to adoption of ASC 606 resulting in the additional revenue as a result of a higher initial transaction price from the ongoing research funded in part through the non-creditable, non-refundable upfront payments from the Taiho Agreement that we entered into in September 2017.

Research and Development Expenses

Research and development expenses increased $15.2 million, or 60%, from $25.4 million for the six months ended June 30, 2018 to $40.6 million for the six months ended June 30, 2019. The increase in research and development expenses was primarily due to the achievement of a development milestone which resulted in a $7.5 million product licensing expense pursuant to the terms of our WuXi Agreement compared to a $2.0 million product licensing expense pursuant our Abmuno Agreement that was recorded in the same period of the prior year, an increase of $7.3 million in clinical costs for our ongoing clinical trials for all four of our clinical stage programs, an increase of $2.3 million in employee compensation costs due to additional headcount, an increase of $1.5 million in clinical lab supplies, and an increase of $0.7 million in stock-based compensation expense. Those increases were partially offset by a decrease of $2.9 million in manufacturing costs primarily due to the completion of certain manufacturing activities for AB154 in 2018.

General and Administrative Expenses

General and administrative expenses increased $4.5 million, or 71%, from $6.4 million for the six months ended June 30, 2018 to $10.9 million for the six months ended June 30, 2019. The increase in general and administrative expenses was primarily due to an increase of $1.4 million in employee compensation costs due to additional headcount, an increase of $1.4 million in stock-based compensation expense, an increase of $0.7 million in facilities and office related expenses, an increase of $0.4 million in legal and accounting fees and an increase of $0.3 million in consulting expenses.

Interest and Other Income, Net

Interest and other income, net increased $1.1 million, or 59%, from $1.9 million for the six months ended June 30, 2018 to $3.0 million for the six months ended June 30, 2019. The increase was primarily due to increase of $1.1 million in interest income resulting from higher average cash and investment balances and higher yields on our portfolio of marketable fixed-income securities.

Gain on Deemed Sale from Equity Method Investee

Gain on deemed sale from equity method investee was $1.2 million for the three months ended June 30, 2018 due to a gain recorded in conjunction with PACT Pharma’s Series B convertible preferred financing in May 2018 in which we did not participate.

Share of Loss from Equity Method Investee

Share of loss from equity method investee increased $0.4 million, from $0.4 million for the six months ended June 30, 2018 to $0.8 million for the six months ended June 30, 2019. The increase was primarily due to increasing operating losses at PACT Pharma.

Liquidity and Capital Resources

To date, we have financed our operations primarily through net proceeds of $226.2 million from private placements of convertible preferred stock, $30.0 million in proceeds from the Taiho Agreement, and net proceeds of $124.7 million from our IPO in March 2018, pursuant to which we issued 9,200,000 shares of our common stock. As of June 30, 2019, we had $224.4 million of cash and investments, which are cash, cash equivalents, and short-term investments. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, and investments in corporate securities and government agency obligations.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended June 30,
Net cash (used in) provided by:	2019	2018
Operating activities	$(36,592)	$(24,124)
Investing activities	40,952	(32,614)
Financing activities	644	128,310
Net increase in cash, cash equivalents and restricted cash	$5,004	$71,572

Cash Used in Operating Activities

Net cash used in operating activities was $36.6 million and $ 24.1 million for the six months ended June 30, 2019 and 2018, respectively.

Cash used in operating activities for the six months ended June 30, 2019 was primarily due to our net loss for the period of $45.8 million, and a non-cash gain of $1.6 million relating to accretion of discount in our investments, offset in part by a non-cash charge of $0.9 million relating to shares of loss from our equity investment and non-cash charges relating to depreciation and amortization and stock-based compensation expense of $5.6 million. Cash used in operating activities was also affected by changes in operating assets and liabilities, including a decrease in deferred revenue of $3.5 million, an increase in accounts payable and accrued liabilities of $8.9 million, and an increase in prepaid expenses of $0.9 million.

Cash used in operating activities for the six months ended June 30, 2018 was primarily due to our net loss for the period of $26.5 million, and  non-cash gain of $0.9 million relating to our equity method investee, offset in part by a non-cash charges relating to depreciation and amortization and stock-based compensation expense of $3.5 million. Cash used in operating activities was also affected by changes in operating assets and liabilities, including a decrease in deferred revenue of $2.5 million, an increase in accounts payable and accrued liabilities of $3.2 million, and an increase in prepaid expenses of $0.4 million.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $40.9 million for the six months ended June 30, 2019, primarily related to the net sale of investments of $42.1 million, and purchases of property and equipment of $1.2 million.

Cash used in investing activities was $32.6 million for the six months ended June 30, 2018, primarily related to the net purchase of investments of $30.2 million, and purchases of property and equipment of $2.4 million.

Cash Provided by Financing Activities

Cash provided by financing activities was $0.6 million for the six months ended June 30, 2019 primarily related to net proceeds of $0.7 million from issuance of common stock under our Employee Stock Purchase Plan and partially offset by $0.1 million from the repurchase of unvested shares of our common stock.

Cash provided by financing activities was $128.3 million for the six months ended June 30, 2018, which consisted primarily of net proceeds of $125.1 million from our IPO (approximately $0.4 million of IPO costs were paid in 2017) and net proceeds of $3.3 million from the exercise of our common stock options.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to our contractual obligations during the six months ended June 30, 2019, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early-stage immuno-oncology company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations have been limited to organizing and staffing our company, business planning, raising capital, identifying potential product candidates, establishing licensing arrangements and/or acquiring any necessary technology, and undertaking research and preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the six months ended June 30, 2019 and year ended December 31, 2018, our net losses were $45.8 million and $49.6 million, respectively. As of June 30, 2019, we had an accumulated deficit of $166.1 million. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.

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

As of June 30, 2019, we had $224.4 million in cash and investments, which are cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund the clinical development of AB928 and AB122, including cohort expansion studies, into 2021, but not through regulatory approval. Accordingly, we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

We expect that our anti-PD-1 antibody, AB122, will form the backbone of many of our intra-portfolio combinations. In the event that AB122, which is currently in a Phase 1 trial, were to fail to demonstrate sufficient safety and efficacy, we would need to identify alternatives for accessing an anti-PD-1 antibody. In the event we are unable to do so or are unable to do so on commercially reasonable terms, our business and prospects would be materially harmed. All of our product candidates are targeting mechanisms that other companies are pursuing as either monotherapy or combination products. As such, even if we are successful in developing combination therapies, competition from other product candidates in the same class which are either already approved or further along in development than ours may prevent us from realizing the commercial potential of our combination therapies and prevent us from achieving our strategic objectives.

Our intra-portfolio combination strategy relies on discovering, developing and commercializing highly differentiated small molecules. If we are not able to differentiate our small molecules from other products which are approved or in development, our business prospects would be materially adversely affected.

Our combination therapy strategy relies on discovering and developing differentiated small molecules with ideal pharmacologic properties for the targeted pathway to complement our antibody product candidates, which we believe will form the backbone of our combination therapies. We conduct in our laboratories those activities that we consider to be critical for creating a development candidate with optimal properties. These activities include medicinal chemistry, assay development, assessment of compound potency and selectivity, in vitro and in vivo pharmacokinetic profile evaluation, in vivo pharmacology and exploratory safety evaluation, among others. As such, we have invested heavily in these internal capabilities and over 75% of our current workforce is dedicated to research and development. If the small molecules that we discover and design do not have ideal pharmacologic properties, or are not differentiated from other product candidates in development, either through their efficacy or toxicity profile, our product development activities, business and prospects would be materially harmed.

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

Some of the other products in the same class as our product candidates have already been approved or are further along in development. With respect to our dual adenosine receptor antagonist, AB928, we are aware of several other clinical-stage selective adenosine A2aR antagonists being developed by AstraZeneca, Corvus, iTeos Therapeutics and Novartis and a clinical-stage selective adenosine A2bR antagonist being developed by Palobiofarma. For our small-molecule CD73 inhibitor, AB680, we are aware of several pharmaceutical companies developing antibodies against this target, including AstraZeneca, Bristol-Myers Squibb, Corvus and Novartis, all of whom have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies, such as Calithera and Peloton Therapeutics, have small-molecule programs against this target.  To our knowledge, AB680 is the only small molecule CD73 inhibitor in clinical development. Regarding our anti-PD-1 antibody, AB122, multiple large pharmaceutical companies have already received regulatory approvals for their anti-PD-1/PD-L1 antibodies, including AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, and there are also many other anti-PD-1 and anti-PD-L1 antibodies in clinical development. With respect to our anti-TIGIT antibody, AB154, we are aware of several pharmaceutical companies developing antibodies against this target, including Astellas, Bristol-Myers Squibb, Compugen, Genentech, Merck and Mereo/OncoMed. As more product candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Consequently, the results of our clinical trials for product candidates in those class will likely need to show a risk benefit profile that is competitive with or more favorable than those products and product candidates in order to obtain marketing approval or, if approved, a product label that is favorable for commercialization. If the risk benefit profile is not competitive with those products or product candidates, we may have developed a product that is not commercially viable, that we are not able to sell profitably or that is unable to achieve favorable pricing or reimbursement. In such circumstances, our future product revenue and financial condition would be materially and adversely affected.

Many of our competitors, such as large pharmaceutical and biotechnology companies like AstraZeneca, Bristol-Myers Squibb, Merck, Novartis and Roche/Genentech, have longer operating histories and significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and subject enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

In December 2017, legislation significantly revised the Internal Revenue Code of 1986, as amended. This legislation, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. We do not expect this tax legislation to have a material impact to our current projection of minimal cash taxes for the near future. However, we continue to examine the impact that this tax legislation may have on our business in the longer term. Accordingly, notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax legislation on holders of our common stock is also uncertain and could be adverse. We urge prospective investors to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. The Trump administration also discontinued the payment of cost-sharing reduction (CSR) payments to insurance companies, as Congress has not approved the appropriation of funds for the CSR payments. In addition, CMS issued a final rule, effective for plan year 2020 that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Affordable Care Act for plans sold through such marketplaces.  While Congress has not passed repeal legislation, the newly enacted federal income tax law includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Certain other changes to the Affordable Care Act, such as the delay in the implementation of certain Affordable Care Act-mandated fees, and changes to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, were recently enacted or implemented, and the effect of these changes is unknown. Congress may consider other legislation to repeal and replace elements of the Affordable Care Act. Further, on December 14, 2018, a U.S. District Court Judge in Texas ruled that Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the recent federal income tax law. While such U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace Affordable Care Act will impact Affordable Care Act and our business.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2027 unless additional Congressional action is taken. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) which will first affect physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed bills, as well as state efforts, designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. Although a number of these measures and other potential proposals, may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. For example, in 2017, the California State Assembly approved SB17, which requires pharmaceutical companies to notify health insurers and government health plans at least 60 days before any scheduled increases in the prices of their products if they exceed 16% over a two-year period, and further requiring pharmaceutical companies to explain the reasons for such increase. Effective in 2016, Vermont passed a law requiring certain manufacturer identified by the state to justify their price increases.

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

•

federal civil and criminal false claims laws, such as the False Claims Act (FCA) which imposes significant penalties and can be enforced by private citizens through civil qui tam actions,  and civil monetary penalty laws, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. For example, pharmaceutical companies have been prosecuted under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Criminal prosecution is also possible for making or presenting a false, fictitious or fraudulent claim to the federal government. Government enforcement agencies and private whistleblowers have investigated pharmaceutical companies for or asserted liability under the FCA for a variety of alleged promotional and marketing activities, such as providing free product to customers with the expectation that the customers would bill federal programs for the product, providing consulting fees and other benefits to physicians to induce them to prescribe products, engaging in promotion for “off-label” uses, and submitting inflated best price information to the Medicaid Rebate Program;

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
•

the federal transparency requirements under the Physician Payments Sunshine Act, created under the Affordable Care Act, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to the Department of Health and Human Services information related to payments and other transfers of value provided to physicians and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members;

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers; and

•

state and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other health care providers, marketing expenditures or drug pricing, some state and local laws also require the registration of pharmaceutical sales representatives, and other federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

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

Based upon shares outstanding as of June 30, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 56.0% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the second quarter of fiscal 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
April 1, 2019, to April 30, 2019	2,062	$0.59	—	$—
May 1, 2019 to May 31, 2019	—	—	—	—
June 1, 2019 to June 30, 2019	36,300	1.23	—	—
Total	38,362		—	$—

All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our common stock that had been issued upon early exercise of stock options.  Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018

3.2	Amended and Restated Bylaws	10-Q	001-38419	3.2	May 9, 2018

10.1*	Offer Letter, dated March 16, 2019, between the Company and William Grossman

10.2*,A	Amendment No. 1 dated June 27, 2019 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
A	This exhibit omits information subject to confidential treatment.

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

ARCUS BIOSCIENCES, INC.

Date:	August 6, 2019	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2019	By:	/s/ Rekha Hemrajani
Rekha Hemrajani
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)