Form 10-Q
period 2019-09-30
Arcus Biosciences, Inc.
filed 2019-11-05
CIK 1724521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 30, 2019, the registrant had 45,858,976 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2019	2018*
ASSETS
Current assets:
Cash and cash equivalents	$78,992	$71,064
Short-term investments	111,997	185,480
Receivable from collaboration partners	5,276	—
Prepaid expenses and other current assets	4,223	2,321
Amounts owed by a related party	—	83
Total current assets	200,488	258,948
Long-term investments	5,992	3,181
Property and equipment, net	10,011	11,107
Equity investment in related party	—	1,202
Restricted cash	203	203
Other long-term assets	263	284
Total assets	$216,957	$274,925
LIABILITIES
Current liabilities
Accounts payable	$2,905	$3,102
Accrued liabilities	9,662	6,023
Deferred revenue, current	7,000	6,250
Other current liabilities	1,490	1,560
Total current liabilities	21,057	16,935
Deferred revenue, noncurrent	13,772	16,984
Deferred rent	3,875	4,272
Other long-term liabilities	1,026	1,792
Total liabilities	39,730	39,983
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2019 and December 31, 2018; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 400,000,000 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 45,842,966 and 44,537,946 shares issued and outstanding as of September 30, 2019 and December 31, 2018 respectively	4	4
Additional paid-in capital	365,898	357,873
Accumulated deficit	(188,728)	(122,828)
Accumulated other comprehensive income (loss)	53	(107)
Total stockholders’ equity	177,227	234,942
Total liabilities, convertible preferred stock and stockholders’ equity	$216,957	$274,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	The Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited financial statements as of that date.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Collaboration and license revenue	$1,750	$4,291	$5,250	$6,791
Operation expenses:
Research and development	17,241	12,859	57,795	38,210
General and administrative	7,758	3,577	18,637	9,956
Total operating expenses	24,999	16,436	76,432	48,166
Loss from operations	(23,249)	(12,145)	(71,182)	(41,375)
Non-operating income (expense):
Interest and other income, net	1,254	1,519	4,272	3,410
Gain on deemed sale from equity method investee	—	—	—	1,229
Share of loss from equity method investee	(357)	(186)	(1,202)	(563)
Total non-operating income, net	897	1,333	3,070	4,076
Net loss	(22,352)	(10,812)	(68,112)	(37,299)
Other comprehensive income (loss)	(59)	(25)	160	(66)
Comprehensive loss	$(22,411)	$(10,837)	$(67,952)	$(37,365)
Net loss per share, basic and diluted	$(0.51)	$(0.25)	$(1.56)	$(1.16)
Weighted-average number of shares used to compute basic and diluted net loss per share	43,939,281	42,838,098	43,750,154	32,056,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share and per share amounts)

(unaudited)

	Convertible Preferred Stock		Common stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2018 *	—	$—	43,610,823	$4	$357,873	$(122,828)	$(107)	$234,942
Cumulative effect adjustment upon adoption of ASC 606	—	—	—	—	—	2,212	—	2,212
Issuance of common stock upon exercise of stock options	—	—	69	—		—	—	—
Vesting of early exercised stock options and restricted stock	—	—	114,934	—	273	—	—	273
Stock-based compensation	—	—	—	—	1,674	—	—	1,674
Other comprehensive loss	—	—	—	—	—	—	136	136
Net loss	—	—	—	—	—	(17,670)		(17,670)
Balance at March 31, 2019	—	—	43,725,826	4	359,820	(138,286)	29	221,567
Issuance of common stock upon exercise of stock options	—	—	17,649	—	99	—	—	99
Vesting of early exercised stock options and restricted stock	—	—	107,952	—	260	—	—	260
Issuance of common stock under Employee Stock Purchase Plan	—	—	82,681	—	596	—	—	596
Stock-based compensation	—	—	—	—	2,130	—	—	2,130
Other comprehensive income	—	—	—	—	—	—	84	84
Net loss	—	—	—	—	—	(28,090)	—	(28,090)
Balance at June 30, 2019	—	—	43,934,108	4	362,905	(166,376)	113	196,646
Issuance of common stock upon exercise of stock options	—	—	1,052	—	1	—	—	1
Vesting of early exercised stock options and restricted stock	—	—	100,397	—	252	—	—	252
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,740	—	—	2,740
Other comprehensive income	—	—	—	—	—	—	(60)	(60)
Net loss	—	—	—	—	—	(22,352)	—	(22,352)
Balance at September 30, 2019	—	$—	44,035,557	$4	$365,898	$(188,728)	$53	$177,227

	Convertible Preferred Stock		Common stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2017 *	30,459,574	$226,196	3,278,129	$—	$948	$(73,234)	$(42)	$(72,328)
Conversion of preferred stock to common stock		(226,196)	30,459,574	3	226,195	—	—	226,198
Issuance of common stock upon IPO	—	—	9,200,000	1	124,715	—	—	124,716
Issuance of common stock upon exercise of stock options, net of amounts related to unvested shares	—	—	60,524	—	80	—	—	80
Vesting of early exercised stock options and restricted stock	—	—	129,152	—	278	—	—	278
Stock-based compensation	—	—	—	—	656	—	—	656
Other comprehensive loss	—	—	—	—	—	—	(55)	(55)
Net loss	—	—	—	—	—	(12,955)	—	(12,955)
Balance at March 31, 2018	30,459,574	—	43,127,379	4	352,872	(86,189)	(97)	266,590
Vesting of early exercised stock options and restricted stock	—	—	149,338	—	387	—	—	387
Stock-based compensation	—	—	—	—	1,116	—	—	1,116
Other comprehensive income	—	—	—	—	—	—	14	14
Net loss	—	—	—	—	—	(13,533)	—	(13,533)
Balance at June 30, 2018	—	—	43,276,717	4	354,375	(99,722)	(83)	254,574
Vesting of early exercised stock options and restricted stock	—	—	128,956	—	335	—	—	335
Stock-based compensation	—	—	—	—	1,048	—	—	1,048
Other comprehensive income	—	—	—	—	—	—	(25)	(25)
Net loss	—	—	—	—	—	(10,812)	—	(10,812)
Balance at September 30, 2018	—	$—	43,405,673	$4	$355,758	$(110,534)	$(108)	$245,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	The balances of December 31, 2018 and 2017 have been derived from the audited financial statements as of that date.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flow from operating activities
Net loss	$(68,112)	$(37,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,544	2,820
Depreciation and amortization	2,722	2,717
Share of loss from equity method investee	1,202	563
Gain on deemed sale from equity method investee	—	(1,229)
Amortization of premiums on investments	(2,213)	(1,017)
Other non-operating income	—	(177)
Changes in operating assets and liabilities:
Receivable from collaboration partners	(5,276)	(5,000)
Amounts owed by a related party	83	(89)
Other long-term assets	21	—
Prepaid expenses and other current assets	(1,902)	(1,188)
Accounts payable	(94)	(1,029)
Accrued liabilities	3,639	4,141
Other current liabilities	42	33
Deferred revenue	(250)	1,209
Deferred rent	(397)	(344)
Net cash used in operating activities	(63,991)	(35,889)
Cash flow from investing activities
Purchases of short-term and long-term investments	(180,245)	(222,067)
Proceeds from maturities of short-term and long-term investments	253,290	109,601
Purchases of property and equipment	(1,729)	(3,485)
Net cash provided by (used in) investing activities	71,316	(115,951)
Cash flow from financing activities
Repurchase of unvested shares of stock	(94)	—
Proceeds from initial public offering, net of issuance costs	—	125,111
Proceeds from issuance of common stock upon exercise of stock options, net of repurchases	697	3,327
Payment of preferred stock issuance costs	—	(135)
Net cash provided by financing activities	603	128,303
Net increase (decrease) in cash and cash equivalents	7,928	(23,537)
Cash, cash equivalents and restricted cash at beginning of period	71,267	98,629
Cash, cash equivalents and restricted cash at end of period	$79,195	$75,092
Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	$33	$103
Vesting of early exercised stock options and restricted stock	$784	$982

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

Liquidity and Capital Resources

As of September 30, 2019, the Company had cash and investments of $197.0 million, which are cash, cash equivalents, and investments in marketable securities that the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the filing date of this report.

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

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future period. The balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Restricted Cash

Restricted cash at September 30, 2019 and December 31, 2018 comprises cash balances primarily held as security in connection with the Company’s facility lease agreements and is included in long-term assets in the condensed consolidated balance sheets.

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

The Company has applied the five-step model of the new standard to the Taiho Agreement, the only Company contract that has been impacted by the adoption of the new revenue standards. The Company implemented the new revenue standard using the modified retrospective transition method. Results for the three and nine months ended September 30, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under previous revenue recognition guidance, Accounting Standards Codification Topic 605: Revenue Recognition (Topic 605).

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

The impact of the adoption of Topic 606 on the Company’s Condensed Consolidated Balance Sheet and Statement of Operations as of and for the period ended September 30, 2019 was as follows (in thousands):

	As of September 30, 2019
	As Reported	Balances without the Adoption of Topic 606	Effect of Adoption Higher/ (Lower)
Current portion of deferred revenue	$7,000	$7,917	$(917)
Long-term portion of deferred revenue	13,772	15,574	(1,802)
Accumulated deficit	$—	$—	$(2,399)

	Three Months Ended September 30, 2019
	As Reported	Without the Adoption of Topic 606	Effect of Adoption Higher/ (Lower)
Collaboration revenues	$1,750	$1,618	$132
Net loss	(22,352)	(22,484)	$132
Net loss per share, basic and diluted	$(0.51)	$(0.51)	$—

	Nine Months Ended September 30, 2019
	As Reported	Without the Adoption of Topic 606	Effect of Adoption Higher/ (Lower)
Collaboration revenues	$5,250	$4,743	$507
Net loss	(68,112)	(68,619)	$507
Net loss per share, basic and diluted	$(1.56)	$(1.57)	$—

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

Impact of Adoption – ASU 2016-18

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount shown on the condensed consolidated statements of cash flows (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$78,992	$71,064	$74,889	$98,426
Restricted cash	203	203	203	203
Cash, cash equivalents and restricted cash	$79,195	$71,267	$75,092	$98,629

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

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases (ASU 2016-02). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-02 is effective for the Company for the year ended December 31, 2020, and all interim periods thereafter. Early adoption is permitted. The Company is assessing the impact of Topic 842 and believes it will likely have a material impact on its condensed consolidated financial statements when adopted.

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

In August 2018, the FASB issued ASU No.2018-15 (Subtopic 350-40), Intangible – Goodwill and Other – Internal-Use Software. ASU 2018-15 requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to internal-use software. For public entities, ASU 2018-15 is effective for fiscal years beginning after December 15, 2019. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2018-15 is effective for the Company for the year ended December 31, 2021, and all interim periods within that fiscal year. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy as of September 30, 2019 and December 31, 2018. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$64,611	$64,611	$—	$—
Corporate securities and commercial paper	51,630	—	51,630	—
U.S. government treasury and agency securities	80,740	—	80,740	—
	$196,981	$64,611	$132,370	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Money market funds	$45,017	$45,017	$—	$—
U.S. government treasury and agency securities	103,940	—	103,940	—
Corporate securities and commercial paper	110,768	—	110,768	—
	$259,725	$45,017	$214,708	$—

Classified as (with contractual maturities):

	September 30, 2019	December 31, 2018
Cash and Cash equivalents	$78,992	$71,064
Short-term investments (due within one year)	111,997	185,480
Long-term investments (due between one and two years)	5,992	3,181
	$196,981	$259,725

The investments are classified as available-for-sale marketable securities. At September 30, 2019 and December 31, 2018, the balance in the Company’s accumulated other comprehensive loss comprised activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale marketable securities as of September 30, 2019 and December 31, 2018, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the periods then ended. The Company has a limited number of available-for-sale marketable securities in loss positions as of September 30, 2019, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity (in thousands).

	Fair Value Measurements at September 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$64,611	$—	$—	$64,611
Corporate securities and commercial paper	51,618	12	—	51,630
U.S. government treasury and agency securities	80,698	42	—	80,740
	$196,927	$54	$—	$196,981

	Fair Value Measurements at December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$45,017	$—	$—	$45,017
U.S. government treasury and agency securities	103,957	—	(17)	103,940
Corporate securities and commercial paper	110,859	—	(91)	110,768
	$259,833	$—	$(108)	$259,725

Note 4: Equity Investment

In 2016, the Company purchased approximately 3.6 million shares of common stock of PACT Pharma, Inc. (PACT Pharma), a privately funded, early-stage biopharmaceutical company focused on adoptive cell therapy and 1.0  million shares of Series A preferred stock. The Company determined the fair value of such investment to be insignificant to the Company’s 2016 financial statements given the start-up nature of operations of PACT Pharma, and it was recorded at a nominal amount. The Company also received certain warrants to purchase PACT Pharma common stock exercisable upon PACT Pharma’s achievement of certain valuation thresholds pursuant to a Master Services Agreement between the Company and PACT Pharma (the PACT Agreement), which agreement has since expired. The Company determined PACT Pharma to be a variable interest entity, and that the Company has a variable interest in PACT. However, because the Company is not the primary beneficiary of PACT Pharma, it is not consolidating the results of operations of PACT Pharma in its condensed consolidated financial statements.

The Company’s investment in PACT Pharma is accounted for as an equity method investment, and as a result the Company records its share of PACT Pharma’s operating results in interest and other income, net, in its condensed consolidated statement of operations and comprehensive loss.

During the three months ended September 30, 2019, the Company’s share of PACT Pharma’s losses exceeded the carrying amount of the equity investment. The Company has no obligation to provide cash financing to PACT Pharma and accordingly, no additional losses are being recorded beyond the carrying investment amount. For the three and nine months ended September 30, 2019 the Company recorded $0.4 million and $1.2 million, respectively, for its share of PACT Pharma’s operating losses. The unrecognized equity method losses in excess of the Company’s investment was $0.1 million as of September 30, 2019. For the three and nine months ended September 30, 2018, the Company recorded $0.2 million and $0.6 million, respectively, relating to its share of PACT Pharma’s operating losses.

For the three and nine months ended September 30, 2019 and for the year ended December 31, 2018, the Company determined the fair value of the warrants to be insignificant to the condensed consolidated financial statements.

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

In consideration for the exclusive options and other rights contained in the Taiho Agreement, Taiho agreed to make non-refundable, non-creditable cash payments to the Company totaling $35.0 million, of which the Company received $25.0 million during 2017. An additional $5.0 million was received in October 2018 and the remaining $5.0 million was received in October 2019.

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

The Company also concluded that, at the inception of the agreement, Taiho’s exclusive options are not considered material rights as the options do not contain a significant and incremental discount. The Company will therefore exclude the exclusive options from the initial transaction price and account for them as separate contracts.  In 2018, Taiho exercised its option to the Company’s adenosine receptor antagonist program for a fee of $3.0 million, which was recognized by the Company as revenue during the year ended December 31, 2018 under both Topic 606 and Topic 605.  Upon this option exercise, Taiho now has the sole responsibility for the development and commercialization of licensed products from within the program in the Taiho Territory. No options were exercised by Taiho during the nine months ended September 30, 2019.

The Company also determined that the clinical and regulatory milestone payments under the Taiho Agreement are variable consideration under Topic 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur.  Based on the nature of the clinical and regulatory milestones, such as the regulatory approvals which are not within the Company’s control, the Company will not consider achievement of such milestones to be probable until the uncertainty associated with the approvals has been resolved. When it is probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price, which will then be allocated to each performance obligation, on a relative standalone selling price basis, for which the Company recognizes revenue. As of September 30, 2019, no clinical and regulatory milestones had been achieved under the Taiho Agreement.

The Company also considers the contingent payments due from Taiho upon the achievement of specified sales volumes to be similar to royalty payments. The Company considers the license to be the predominant item to which the royalties relate. The Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).  As of September 30, 2019, no sales milestone or royalty revenue has been recognized.

The Taiho Agreement shall remain in effect until (a) expiration of the last exercise period if Taiho has not exercised any of its exclusive options prior to such expiration or (b) if Taiho has exercised any of its exclusive options prior to the expiration of the applicable exercise period, expiry of all Royalty Terms for the licensed products, in each case subject to certain exceptions.

During the three and nine months ended September 30, 2019, the Company recognized a total of $1.8 million and $5.3 million, respectively, of revenue under the Taiho Agreement in accordance with Topic 606, consisting of revenue recognized for the non-refundable upfront research and development fees. As of September 30, 2019, the Company recorded deferred revenue, current and deferred revenue, noncurrent of $7.0 million and $13.7 million, respectively, in its condensed consolidated balance sheet.

Changes in Deferred Revenue Balances

The Company recognized the following revenue as a result of changes in the deferred revenue balance during the period below (in thousands):

	Three months ended September 30,	Nine months ended September 30,
Revenue recognized in the period from:	2019	2019
Amounts included in deferred revenue at the beginning of the period	$1,750	$5,250
Performance obligations satisfied in previous period	$—	$—

WuXi Biologics License Agreement

The Company entered into a license agreement (the WuXi Agreement) with WuXi Biologics (Cayman) Inc. (WuXi Biologics) in August 2017, as subsequently amended in June 2019, in which it obtained an exclusive license to develop, use, manufacture, and commercialize products including an anti-PD-1 antibody worldwide except for Greater China and Thailand. The Company paid upfront and milestone payments of $18.5 million during the second half of 2017 which were recorded within research and development expenses, as the products had not reached technological feasibility and did not have alternative future use. The Company made a milestone payment of  $7.5 million in the three and nine months ended September 30, 2019 which was recorded within research and development expenses. No milestones payments were made during the three and nine months ended September 30, 2018. The WuXi Agreement also provides for clinical and regulatory milestone payments, commercialization milestone payments of up to $375.0 million, and tiered royalty payments to be made to WuXi Biologics that range from the high single-digits to low teens of net sales by the Company of licensed products.

Abmuno License Agreement

In December 2016, the Company entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) in which it obtained a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody. No milestone payments were made during the three and nine months ended September 30, 2019. The Company made upfront and milestone payments of $2.0 million and $2.8 million for the three and nine months ended September 30, 2018, respectively, which were recorded within research and development expenses, as the products have not reached technological feasibility and do not have alternative future use and therefore were expensed as incurred. The Abmuno Agreement also provides for additional clinical, regulatory and commercialization milestone remaining payments of up to $101.0 million as of September 30, 2019.

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

Under the terms of the Co-Development and Collaboration Agreement, the parties will share a portion of development costs for the clinical collaboration. Strata is eligible to receive $2.5 million upon the achievement of a development milestone, as well as regulatory and commercial milestones of up to $125.0 million and up to double-digit royalties on U.S. net sales of AB122 in the biomarker-identified indication. As of September 30, 2019, the Company incurred expenses of $0.3 million net of development cost sharing that was recorded within research and development expenses. As further consideration in connection with the Co-Development and Collaboration Agreement, the Company issued to Strata 1,257,651 restricted shares of its common stock with an initial measured fair value of $15.0 million, which are subject to vesting based upon the achievement of specified regulatory milestones within certain timelines, unless such vesting is modified at the acquiror’s option pursuant to a change of control of the Company. Expense relating to the restricted shares subject to these milestones is recognized if it is considered probable that the associated shares will vest. The probability of achievement is assessed at the end of each quarterly period. As of September 30, 2019, the Company determined that none of the restricted shares were probable of vesting and, as a result, no compensation expense related to the restricted shares has been recognized to date.

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

Total stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Research and development	978	$638	2,693	$1,679
General and administrative	1,762	410	3,851	1,141
Total stock-based compensation	$2,740	$1,048	$6,544	$2,820

The Company granted 300,846 and 3,388,496 stock options during the three and nine months ended September 30, 2019, respectively and 130,000 and 1,526,989 for the three and nine months ended September 30, 2018, respectively. These options had a weighted average grant-date fair value of $5.49 and $6.53 per share for the three and nine months ended September 30, 2019, respectively, and $9.10 and $7.45 for the three and nine months ended September 30,2018, respectively.

Under the Company’s stock plans, 1,052 and 18,770 stock options were exercised during the three and nine months ended September 30, 2019, respectively, and zero and 713,931 for the three and nine months ended September 30, 2018, respectively.

As a result of early exercises under the 2015 Plan, approximately 552,364 and 927,123 shares had not vested and were subject to repurchase as of September 30, 2019 and December 31, 2018, respectively. The Company treats cash received from the exercise of unvested options as a refundable deposit and classifies such amounts as a liability in its condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, the Company included cash received from the early exercise of unvested options of $2.0 million and $2.8 million, in its other current and long-term liabilities, respectively based on the timing of their expected vesting. Amounts included in liabilities are transferred into common stock and additional paid-in capital as the shares vest, which is generally over a period of 48 months.

Note 7. Condensed Consolidated Balance Sheet Components

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Scientific equipment	$8,036	$6,628
Furniture and equipment	1,120	813
Capitalized software	146	146
Leasehold improvements	10,834	10,828
Construction in progress	240	335
Total	20,376	18,750
Less: Accumulated depreciation and amortization	(10,365)	(7,643)
Property and equipment, net	$10,011	$11,107

Depreciation and amortization expense was $0.8 million and $2.7 million for the three and nine months ended September 30, 2019, respectively and $0.9 million and $2.7 million for the three and nine months ended September 30, 2018, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Accrued personnel expenses	$3,455	$2,833
Accrued research and development expenses	5,805	2,816
Professional fees	281	211
Other	121	163
Total	$9,662	$6,023

Note 8. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(22,352)	$(10,812)	$(68,112)	$(37,299)
Denominator:
Weighted-average common shares outstanding	45,787,137	44,452,184	45,253,176	33,937,800
Less: weighted-average common shares subject to vesting	(1,847,856)	(1,614,086)	(1,503,022)	(1,881,125)
Weighted-average common shares used to compute basic and diluted net loss per share	43,939,281	42,838,098	43,750,154	32,056,675
Net loss per share: basic and diluted	$(0.51)	$(0.25)	$(1.56)	$(1.16)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Nine Months Ended September 30,
	2019	2018
Common stock options issued and outstanding	4,274,163	1,348,955
Unvested restricted common stock	1,257,651	462,963
Unvested early exercised common stock options	552,364	1,050,103
Total	6,084,178	2,862,021

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

Overview

We are a clinical-stage biopharmaceutical company focused on creating innovative cancer immunotherapies by leveraging underexploited biological opportunities. Specifically, we target well-characterized biological pathways with significant scientific data supporting their importance in regulating the immune response against cancer and for which either there are no molecules in development or those that exist have suboptimal profiles. To exploit these pathways, we have built a robust and highly efficient discovery and clinical development capability to create and optimize highly differentiated small-molecule immuno-oncology product candidates. Since our inception in 2015, we have built a broad portfolio of small-molecule and antibody product candidates that we plan to develop together as intra-portfolio combinations. Our most advanced small-molecule product candidate, AB928, is in several Phase 1b clinical trials in combination with our anti-PD-1 antibody, AB122 and other standard of care chemotherapy combinations. We have also initiated clinical trials for our two antibody product candidates, AB122 and AB154 (our anti-TIGIT antibody), as well as a Phase 1/1b trial with our small molecule CD73 inhibitor, AB680, bringing us to four product candidates currently in clinical trials.

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

Other than changes in our revenue recognition policy upon adoption of ASC No. 2014-09, Revenue from Contracts with Customer, (Topic 606), there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2019, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018 and more fully described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands)

	Three Months Ended September 30,		Change
	2019	2018	$	%
Collaboration and license revenue	$1,750	$4,291	$(2,541)	(59)%
Operating expenses:
Research and development	17,241	12,859	4,382	34%
General and administrative	7,758	3,577	4,181	117%
Loss from operations	(23,249)	(12,145)	(11,104)	91%
Non-operating income (expense):
Interest and other income, net	1,254	1,519	(265)	(17)%
Share of loss from equity method investee	(357)	(186)	(171)	92%
Total non-operating income, net	897	1,333	(436)	(33)%
Net loss	$(22,352)	$(10,812)	$(11,540)	107%

As described in Note 2 of the accompanying condensed consolidated financial statements, in January 1, 2019, we adopted ASC 606. ASC 606 supersedes the guidance in ASC 605, Revenue Recognition. We adopted ASC 606 on a modified retrospective basis under which we recognized the $2.2 million cumulative effect of adoption as a reduction to opening accumulated deficit. Revenue for the three and nine months ended September 30, 2018 was recorded under ASC 605, while revenue for the three and nine months ended September 30, 2019 was recorded under ASC 606. If we had continued to use ASC 605 during 2019, revenue would have been $1.6 million and $4.7 million in the three and nine months ended September 30, 2019, respectively as compared to the $1.8 million and $5.3 million recorded for the three and nine months ended, respectively.

Collaboration and License Revenue

Collaboration and license revenue decreased $2.5 million, or 59%, from $4.3 million for the three months ended September 30, 2018 to $1.8 million for the three months ended September 30, 2019. The decrease in collaboration and license revenue was due to $3.0 million recognized from Taiho’s exercise of its option to our adenosine receptor antagonist program in 2018, partially offset by an increase of $0.5 million recognized from the adoption of ASC 606 during 2019.

Research and Development Expenses

Research and development expenses increased $4.4 million, or 34%, from $12.9 million for the three months ended September 30, 2018 to $17.2 million for the three months ended September 30, 2019. The increase in research and development expenses was due to an increase of $2.5 million in clinical costs for our ongoing clinical trials, an increase of $1.3 million in employee compensation costs due to additional headcount, an increase of $0.7 million in consulting expenses and an increase of $0.3 million in stock-based compensation expense. Those increases were partially offset by a decrease of $0.5 million in manufacturing costs primarily due to the completion of certain manufacturing activities for AB154 in 2018.

General and Administrative Expenses

General and administrative expenses increased $4.2 million, from $3.6 million for the three months ended September 30, 2018 to $7.8 million for the three months ended September 30, 2019. The increase in general and administrative expenses was primarily due to an increase of $1.4 million in stock-based compensation, an increase of $1.3 million in employee compensation costs due to additional headcount, an increase of $0.8 million in facilities and office related expenses and an increase of $0.2 million in legal fees.

Interest and Other Income, Net

Interest and other income, net decreased $0.3 million or 17%, from $1.5 million for the three months ended September 30, 2018 to $1.3 million for the three months ended September 30, 2019. The decrease was primarily due to a decrease of $0.2 million in interest income resulting from lower investment yields on our portfolio of marketable fixed-income securities and lower average cash and investment balances.

Share of Loss from Equity Method Investee

Share of loss from equity method investee increased $0.2 million, from $0.2 million for the three months ended September 30, 2018 to $0.4 million for the three months ended September 30, 2019. The increase was primarily due to increasing operating losses at PACT Pharma.

Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Collaboration and license revenue	$5,250	$6,791	$(1,541)	(23)%
Operating expenses:
Research and development	57,795	38,210	19,585	51%
General and administrative	18,637	9,956	8,681	87%
Loss from operations	(71,182)	(41,375)	(29,807)	72%
Non-operating income (expense):
Interest and other income, net	4,272	3,410	862	25%
Gain on deemed sale from equity method investee	—	1,229	(1,229)	*
Share of loss from equity method investee	(1,202)	(563)	(639)	*
Total non-operating income, net	3,070	4,076	(1,006)	(25)%
Net loss	$(68,112)	$(37,299)	$(30,813)	83%
* Not Meaningful

Collaboration and License Revenue

Collaboration and license revenue decreased $1.5 million, or 23%, from $6.8 million for the nine months ended September 30, 2018 to $5.3 million for the nine months ended September 30, 2019. The decrease in collaboration and license revenue was due to $3.0 million recognized from Taiho’s exercise of its option to our adenosine receptor antagonist program in 2018 partially offset by an increase of $1.5 million recognized from the adoption of ASC 606 resulting in 2019.

Research and Development Expenses

Research and development expenses increased $19.6 million, or 51%, from $38.2 million for the nine months ended September 30, 2018 to $57.8 million for the nine months ended September 30, 2019. The increase in research and development expenses was primarily due an increase of $9.8 million in clinical costs for our ongoing clinical trials, the achievement of a development milestone which resulted in a $7.5 million product licensing expense pursuant to the terms of our WuXi Agreement compared to a $2.0 million product licensing expense pursuant our Abmuno Agreement that was recorded in the same period of the prior year, an increase of $3.6 million in employee compensation costs due to additional headcount, an increase of $1.6 million in clinical lab supplies, and an increase of $1.0 million in stock-based compensation expense. Those increases were partially offset by a decrease of $3.4 million in manufacturing costs primarily due to the completion of certain manufacturing activities for AB154 in 2018.

General and Administrative Expenses

General and administrative expenses increased $8.7 million, or 87%, from $10.0 million for the nine months ended September 30, 2018 to $18.6 million for the nine months ended September 30, 2019. The increase in general and administrative expenses was primarily due to an increase of $2.8 million in employee compensation costs due to additional headcount, an increase of $2.7 million in stock-based compensation expense, an increase of $1.5 million in facilities and office related expenses, an increase of $0.7 million in legal and accounting fees and an increase of $0.7 million in consulting expenses. Overall, the increase in our general and administrative expenses is due to support for expansion of our research and development activities and on-going regulatory compliance costs related to operating as a public company.

Interest and Other Income, Net

Interest and other income, net increased $0.9 million, or 25%, from $3.4 million for the months ended September 30, 2018 to $4.3 million for the nine months ended September 30, 2019. The increase was primarily due to an increase of $0.9 million in interest income resulting from higher average cash and investment balances and higher yields on our portfolio of marketable fixed-income securities.

Gain on Deemed Sale from Equity Method Investee

Gain on deemed sale from equity method investee was $1.2 million for the nine months ended September 30, 2018 due to a gain recorded in conjunction with PACT Pharma’s Series B convertible preferred financing in May 2018 in which we did not participate.

Share of Loss from Equity Method Investee

Share of loss from equity method investee increased $0.6 million, from $0.6 million for the nine months ended September 30, 2018 to $1.2 million for the nine months ended September 30, 2019. The increase was primarily due to increasing operating losses at PACT Pharma.

Liquidity and Capital Resources

To date, we have financed our operations primarily through net proceeds of $226.2 million from private placements of convertible preferred stock, $30.0 million in proceeds from the Taiho Agreement, and net proceeds of $124.7 million from our IPO in March 2018, pursuant to which we issued 9,200,000 shares of our common stock. As of September 30, 2019, we had $197.0 million of cash and investments, which are cash, cash equivalents, short-term and long-term investments. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, and investments in corporate securities and government agency obligations.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
Net cash (used in) provided by:	2019	2018
Operating activities	$(63,991)	$(35,889)
Investing activities	71,316	(115,951)
Financing activities	603	128,303
Net increase in cash, cash equivalents and restricted cash	$7,928	$(23,537)

Cash Used in Operating Activities

Net cash used in operating activities was $64.0 million and $ 35.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Cash used in operating activities for the nine months ended September 30, 2019 was primarily due to our net loss for the period of $68.1 million, and a non-cash gain of $2.2 million relating to accretion of discount in our investments, offset in part by a non-cash charge of $1.2 million relating to our share in loss from our equity investment and non-cash charges relating to depreciation and amortization and stock-based compensation expense of $9.3 million. Cash used in operating activities was also affected by changes in operating assets and liabilities, including an increase in receivables from collaboration partners of $5.2 million, accounts payable and accrued liabilities of $3.5 million, and an increase in prepaid expenses of $1.9 million.

Cash used in operating activities for the nine months ended September 30, 2018 was primarily due to our net loss for the period of $37.3 million, a non-cash gain of $1.2 million relating to our equity method investee, and a non-cash gain of $1.0 million relating to accretion of discount in our investments, offset in part by a non-cash charges relating to depreciation and amortization and stock-based compensation expense of $5.5 million. Cash used in operating activities was also affected by changes in operating assets and liabilities, including an increase in receivables from collaboration partners of $5.0 million, an increase in accounts payable and accrued liabilities of $3.1 million, an increase in deferred revenue of $1.2 million, and an increase in prepaid expenses of $1.2 million.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $71.3 million for the nine months ended September 30, 2019, primarily related to the net sale of investments of $73.0 million and purchases of property and equipment of $1.7 million.

Cash used in investing activities was $116.0 million for the nine months ended September 30, 2018, primarily related to the net purchase of investments of $112.5 million and purchases of property and equipment of $3.5 million.

Cash Provided by Financing Activities

Cash provided by financing activities was $0.6 million for the nine months ended September 30, 2019 primarily related to net proceeds of $0.7 million from issuance of common stock under our Employee Stock Purchase Plan, partially offset by $0.1 million from the repurchase of unvested shares of our common stock.

Cash provided by financing activities was $128.3 million for the nine months ended September 30, 2018, which consisted primarily of net proceeds of $125.1 million from our IPO (approximately $0.4 million of IPO costs were paid in 2017) and net proceeds of $3.3 million from the exercise of common stock options.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to our contractual obligations during the nine months ended September 30, 2019, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an early-stage immuno-oncology company with a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. Our operations have been limited to organizing and staffing our company, business planning, raising capital, identifying potential product candidates, establishing licensing arrangements and/or acquiring any necessary technology, and undertaking research and preclinical studies and clinical trials of our product candidates. All of our product candidates are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the nine months ended September 30, 2019 and year ended December 31, 2018, our net losses were $68.1 million and $49.6 million, respectively. As of September 30, 2019, we had an accumulated deficit of $188.7 million. We expect that it will be several years, if ever, before we have a product candidate ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our product candidates. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.

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

As of September 30, 2019, we had $197.0 million in cash and investments, which are cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund the clinical development of AB928 and AB122, including cohort expansion studies, into 2021, but not through regulatory approval. Accordingly, we will need to raise substantial additional capital to complete the development and commercialization of our product candidates.

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

We are early in our development efforts and our operations to date have been limited to drug discovery, preclinical studies and Phase 1 clinical trials. While most of our initial clinical trial activity has been outside the United States, we have initiated several trials in the United States. As a result, we will need to expand our clinical operations, quality and regulatory capabilities to support these activities.

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

Preliminary and interim data from our clinical studies that we announce or publish from time to time are subject to audit and verification procedures that could result in material changes in the final data and may change as more patient data become available.

From time to time, we publish preliminary or interim data from our clinical studies. Preliminary data remain subject to audit confirmation and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Interim data are also subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, preliminary and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data could significantly harm our business prospects.

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

The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. In some instances, there can be significant variability in safety or efficacy results between different trials with the same product candidate due to numerous factors, including differences in trial protocols, size and type of the patient populations, variable adherence to the dosing regimen or other protocol requirements and the rate of dropout among clinical trial participants. Furthermore, while we have significant efforts directed to identifying changes in various cells and proteins to understand their relationship, if any, to the clinical activity observed in our clinical trials and to assess if such cells and/or proteins could be used as predictive biomarkers to select for patients more likely to respond to our product candidates, we cannot be certain that we will be able to identify or validate any such biomarkers, or that such biomarkers will result in us identifying the appropriate patients for our product candidates. We do not know whether any clinical trials we conduct will demonstrate consistent or adequate efficacy and safety to obtain marketing approval to market our product candidates.

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

To date, most of our initial clinical trial activity has been outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

To date, most of our initial clinical trial activity has been outside the United States and we expect to continue to conduct portions of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical trials conducted outside the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. We cannot assure you that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from such clinical trials, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

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

We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immunotherapies for the treatment of cancer, which is highly competitive with rapidly changing standards of care. As such, our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non-competitive. Our competitors also may obtain marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Some of the other products in the same class as our product candidates have already been approved or are further along in development. With respect to our dual adenosine receptor antagonist, AB928, we are aware of several other clinical-stage selective adenosine A2aR antagonists being developed by AstraZeneca, Corvus, iTeos Therapeutics and Novartis and a clinical-stage selective adenosine A2bR antagonist being developed by Palobiofarma. For our small-molecule CD73 inhibitor, AB680, we are aware of several pharmaceutical companies developing antibodies against this target, including AstraZeneca, Bristol-Myers Squibb, Corvus, Novartis and Tracon, all of whom have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies, such as Boehringer Ingelheim, Calithera and Peloton Therapeutics, have small-molecule programs against this target.  To our knowledge, AB680 is the only small molecule CD73 inhibitor in clinical development. Regarding our anti-PD-1 antibody, AB122, multiple large pharmaceutical companies have already received regulatory approvals for their anti-PD-1/PD-L1 antibodies, including AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, and there are also many other anti-PD-1 and anti-PD-L1 antibodies in clinical development. With respect to our anti-TIGIT antibody, AB154, we are aware of several pharmaceutical companies developing antibodies against this target, including Astellas, Beigene, Bristol-Myers Squibb, Compugen, Genentech, Merck and Mereo/OncoMed.

As more product candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Consequently, the results of our clinical trials for product candidates in those class will likely need to show a risk benefit profile that is competitive with or more favorable than those products and product candidates in order to obtain marketing approval or, if approved, a product label that is favorable for commercialization. If the risk benefit profile is not competitive with those products or product candidates, or if the approval of other agents for an indication or patient population significantly alters the standard of care with which we tested our product candidates, we may have developed a product that is not commercially viable, that we are not able to sell profitably or that is unable to achieve favorable pricing or reimbursement. In such circumstances, our future product revenue and financial condition would be materially and adversely affected.

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

Our internal information technology systems, or those of our third-party CROs or other contractors or consultants, are subject to failure, security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of our product candidates’ development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to notification obligations, liability or reputational damage and otherwise adversely affecting our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information, including but not limited to intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third party contractors who have access to our confidential information.

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs and other contractors and consultants are vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. We have experienced at least one intrusion into our computer systems, and, although our investigation indicates that it did not have a material adverse effect on our operations, there can be no assurance of a similar result in the future.  We cannot assure you that our data protection efforts and our investment in information technology will prevent other breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our drug candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. In particular, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and global trade. To date, most of our initial clinical trial activity has been outside the United States and we expect to continue to conduct portions of our clinical trials outside the United States, and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, proposed tariffs by the Trump administration have included a 25% tariff on raw ingredients for pharmaceuticals, such as the active pharmaceutical ingredients for our product candidates. Given our exclusive relationship with WuXi Biologics, located in China, for the manufacture of AB122 and AB154 and for biologics CMC development, these additional tariffs, if they were to be imposed, would have an adverse impact on our operating results and financial condition. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (i) introduced a new average manufacturer price definition for drugs and biologics that are inhaled, infused, instilled, implanted or injected and not generally dispensed through retail community pharmacies; (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (iii) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (iv) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (v) established a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (vi) extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (vii) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (viii) created a licensure framework for follow on biologic products; and (ix) established a Center for Medicare Innovation at the Centers for Medicare and Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

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

•

federal civil and criminal false claims laws, such as the False Claims Act (FCA) which imposes significant penalties and can be enforced by private citizens through civil qui tam actions,  and civil monetary penalty laws, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. For example, pharmaceutical companies have been prosecuted under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Criminal prosecution is also possible for making or presenting a false, fictitious or fraudulent claim to the federal government. Government enforcement agencies and private whistleblowers have investigated pharmaceutical companies for or asserted liability under the FCA for a variety of alleged promotional and marketing activities, such as providing free product to customers with the expectation that the customers would bill federal programs for the product, providing consulting fees and other benefits to physicians to induce them to prescribe products, engaging in promotion for “off-label” uses, and submitting inflated best price information to the Medicaid Rebate Program;

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

•

HIPAA, as amended by HITECH and its implementing regulations, which imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers and their respective business associates that perform services for them that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

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

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. If our operations are found to be in violation of any of these laws or any other current or future governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Based upon shares outstanding as of September 30, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 56.0% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

          Not applicable.

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

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the third quarter of fiscal 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
July 1, 2019, to July 31, 2019	6,076	$2.76	—	$—
August 1, 2019 to August 31, 2019	—	—	—	—
September 1, 2019 to September 30, 2019	6,223	4.14	—	—
Total	12,299		—	$—

All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our common stock that had been issued upon early exercise of stock options.  Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018

3.2	Amended and Restated Bylaws	10-Q	001-38419	3.2	May 9, 2018

10.1*	Offer Letter, dated May 20, 2019, between the Company and Jason Barker

10.2*	Separation Agreement, dated August 29, 2019, between the Company and Rekha Hemrajani

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

ARCUS BIOSCIENCES, INC.

Date:	November 5, 2019	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2019	By:	/s/ Jason Barker
Jason Barker
Vice President, Finance (Principal Financial and Accounting Officer)