Form 10-K
period 2019-12-31
Arcus Biosciences, Inc.
filed 2020-03-05
CIK 1724521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 28, 2019, was $297,967,057. This excludes 8,374,080 shares of the Registrant’s Common Stock held by executive officers, directors and stockholders affiliated with directors outstanding at June 28, 2019. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2020 was 45,974,189.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders, scheduled to be held on June 4, 2020, are incorporated by reference into Part III of this Report. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2019.

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

•	our expectations regarding the efficiency and speed with which we can create and advance small-molecule product candidates and develop our product candidates and combination therapies;
•	our reliance on third parties to conduct our ongoing and future clinical trials and third-party manufacturers to manufacture and supply our product candidates;
•	our expectations regarding the nature of the immuno-oncology pathways we are targeting, the size of the potential patient population and the potential market size;
•	our ability to obtain and maintain control of our combination products and maximize the commercial potential of our product candidates;
•	our ability to obtain and maintain regulatory approvals of our product candidates, the potential market opportunities for commercializing our product candidates;
•	our ability to retain and recruit key personnel, estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	our ability to develop, acquire and advance product candidates into, and successfully complete, clinical trials;
•	our initiation, timing, progress and results of future research and development programs, preclinical studies and clinical trials;
•	our ability to obtain and maintain intellectual property rights covering our product candidates;
•	our expectations regarding the developments and projections relating to our competitors; and
•	our expectations regarding future developments in our industry.

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

PART I

Item 1. Business

Company Overview

We are a clinical-stage biopharmaceutical company focused on creating best-in-class cancer therapies. Our initial focus has been on well-characterized biological pathways with significant scientific data supporting their importance. We have built a robust and highly efficient drug discovery capability to create highly differentiated small molecules, which we have the ability to develop in combinations with our monoclonal antibodies through rationally designed, indication-specific, adaptive clinical trial designs. Our vision is to create, develop and commercialize highly differentiated combination cancer therapies that have the potential to cure.

Our Clinical Development Pipeline

The following chart summarizes our clinical pipeline. We hold worldwide development and commercialization rights to all our investigational products with the exception of zimberelimab, for which we hold rights outside of China and Thailand. Taiho Pharmaceutical Co., Ltd. (Taiho) has a time-limited option to exclusively license the development and commercialization rights to each of our programs for Japan and certain other territories in Asia (excluding China), which they have exercised with respect to our adenosine receptor antagonist program (including AB928) and our anti-PD-1 program (including zimberelimab).

We currently have four clinical-stage investigational products, the profiles of which are summarized below:

•

AB928, the first and only dual A2a/A2b adenosine receptor antagonist in the clinic, is designed to maximally inhibit the adenosine-driven impairment of tumor-infiltrating lymphocytes (mainly T cells and NK cells) and myeloid cells (dendritic cells, macrophages), mediated by the A2a and A2b receptors, respectively. A2b is also upregulated in certain tumors, such as in KRAS-mutated cancers. As a result, AB928 may uniquely block adenosine’s immunosuppressive and cancer cell-intrinsic effects. Developed specifically for the oncology setting, AB928 achieves high penetration of tumor tissue, robust potency in the presence of high adenosine concentrations, and minimal shift in potency from non-specific plasma protein binding. AB928 has demonstrated a favorable safety profile with a variety of combination regimens and exhibits pharmacokinetics/pharmacodynamics consistent with once-daily dosing. AB928 is currently being evaluated by us in several Phase 1b/2 studies across multiple indications.

•

AB154 is our in-licensed anti-TIGIT monoclonal antibody designed to promote sustained immune activation and tumor clearance in combination with proven immunotherapy strategies. TIGIT-mediated signaling is known to suppress an array of anti-cancer immune cells and has been associated with poor prognosis in a variety of tumor types. AB154 blocks TIGIT with sub-nanomolar affinity and, in a Phase 1 trial, demonstrated complete receptor coverage on all TIGIT-expressing peripheral leukocytes. AB154 exhibited a favorable safety profile in the Phase 1 trial and is currently in randomized Phase 2 development for the treatment of first-line metastatic non-small cell lung cancer in combination with zimberelimab (previously referred to as AB122; an anti-PD-1 antibody) and AB928 (a dual A2a/A2b adenosine receptor antagonist).

•

Zimberelimab (previously referred to as AB122). We in-licensed zimberelimab, an anti-PD-1 monoclonal antibody, to enable the development of precision combination regimens with full line-of-sight to the commercialization of innovative therapies for all patients who may benefit. Data from clinical studies with zimberelimab conducted by us and data presented by Gloria Biosciences from their clinical trial conducted independently from us demonstrate clinical activity and a safety profile that are consistent with those of currently approved anti-PD-1 therapies. The most advanced study being conducted by us with zimberelimab is a randomized Phase 2 study for the treatment of first-line metastatic non-small cell lung cancer, evaluating zimberelimab in combination with AB154, with or without AB928. Zimberelimab is also being evaluated by us in combination with other agents across several other tumor indications, as well as a monotherapy in a tumor-agnostic, biomarker-selected Phase 1b trial.

•

AB680 is an extremely potent and selective small-molecule CD73 inhibitor designed to provide differential benefits relative to monoclonal antibodies, such as greater inhibition of CD73 enzymatic activity (both soluble and cell-bound) and deeper tumor penetration. CD73 is the primary enzymatic producer of immunosuppressive adenosine in the tumor microenvironment; high CD73 expression is associated with significantly poorer prognosis in several tumor types. By effectively eliminating CD73-derived adenosine, AB680 may improve the efficacy of treatment approaches proven to elicit anti-cancer immune responses (e.g., with anti-PD1 and/or platinum-based chemotherapy). AB680 is the first small-molecule CD73 inhibitor in the clinic and demonstrated a favorable safety profile with a long half-life in a Phase 1 trial in healthy volunteers. AB680 is currently in a Phase 1/1b study for the treatment of first-line metastatic pancreatic cancer.

Our Strategy

Our overarching vision is to create a broad portfolio of best-in-class oncology therapeutics and develop combinations that bring transformative clinical benefits over current treatment options. Our clinical development approach aims to generate meaningful data in the most efficient manner possible in order to rapidly advance our investigational products through clinical trials. Some of the key elements of our strategy include:

•

Building a differentiated portfolio by focusing on intra-portfolio combinations. We are building a diverse portfolio of investigational products that target different immune mechanisms, as well as products that target cell-intrinsic pathways important for cancer growth and metastasis. In addition to small molecules, we are also developing antibody investigational products that target what we believe are some of the most important immune checkpoint receptors, including PD-1 and TIGIT, and that we expect to be critical components of our intra-portfolio combinations. By combining these antibody candidates with our internally discovered small-molecule investigational products, we believe we can create highly differentiated combination products.

•

Designing our clinical trials to advance our compounds as quickly and efficiently as possible. We have designed our adaptive combination trials to enable faster and higher confidence decision making compared to conventional clinical trial approaches. These adaptive clinical trial designs allow us to quickly close or increase the size of our cohorts based on initial tumor response data generated in that cohort. In addition, several of these adaptive trial designs incorporate the potential to open randomized control arms early in clinical development to more effectively determine the presence or absence of a clinical signal.

•

Pursuing combinations and tumor types based on strong biological rationales. In selecting tumor types to pursue, we are focusing on those types that are most dependent on the pathways targeted by our agents, such as tumors with high levels of CD73 expression for ATP-adenosine inhibitors. We are also focusing on patient populations and settings in which we believe there is still considerable unmet need. As an example, several tumor indications such as pancreatic cancer and colorectal cancer have high percentages of cases that develop oncogenic driver mutations (eg, KRAS mutations) that are associated with poor responses to current available therapies and poor overall survival. Emerging data have also demonstrated that many of these oncogenic driver mutations (eg, KRAS, EGFR, BRAF) are also associated with driving high expression levels of CD73 and the adenosine A2b receptor, uniquely positioning us in our ability to target multiple associated pathways with our portfolio of investigational products.

•

Ubiquitously important targets. We largely focus on targets that are ubiquitous, meaning that they are believed to play an important role in a broad range of human cancer types and settings. For example, CD73, the key enzyme responsible for the generation of extracellular adenosine, has been found to be over-expressed in many tumor types, including but not limited to non-small cell lung cancer, colorectal cancer, gastroesophageal cancer, breast cancer (particularly triple-negative breast cancer), prostate cancer, and ovarian cancer, suggesting that it plays a broad immuno-protective role in tumor survival. We believe that our focus on targets and pathways that are ubiquitously involved in cancer will enable our investigational products to address broad patient populations and significant market opportunities.

•

Retaining significant economic and commercial rights to our programs in key geographic areas. We plan to retain significant economic and commercial rights to our portfolio in the United States and certain other regions. We have pursued and will continue to evaluate opportunities to out-license rights to our investigational products in regions in which we are unlikely to pursue development and commercialization on our own, as was the case with our option and license agreement with Taiho for Japan and certain other territories in Asia (excluding China). In the future, we may enter into strategic collaborations with pharmaceutical companies in the United States or Europe if we believe the partnership enables us to accelerate the development and commercialization of our programs while allowing us to retain meaningful rights to our investigational products.

AB928, our Dual A2a/A2b Adenosine Receptor Antagonist

AB928 is a small molecule targeting the ATP-adenosine pathway. Under conditions of cellular damage or cell death, for example, in response to certain chemotherapies, large amounts of adenosine triphosphate (ATP) are released into the extracellular environment, where it is converted into adenosine monophosphate by the enzyme CD39 and then into adenosine by the enzyme CD73. However, the generation of large amounts of extracellular adenosine results in an immunosuppressive response that counteracts some of the potentially beneficial effects of chemotherapy.

AB928, which is an orally bioavailable, highly potent and reversible antagonist of the adenosine A2a and A2b receptors, is unlike the other clinical-stage adenosine receptor antagonists, which only target one of the two receptors. We believe that activation of the A2a receptors on T cells and NK cells mediates a significant portion of the immunosuppressive effects of adenosine but that binding of adenosine to A2b receptors on myeloid cells also contributes significantly to intra-tumoral immune suppression; consequently, AB928 could prove to have more robust anti-tumor effects and activity in a broader range of tumor types than other A2a or A2b antagonists in clinical development.

We have evaluated AB928 in four dose-escalation studies (ARC-2, ARC-3, ARC-4 and ARC-5) across multiple tumor types and with different combination therapies, including with zimberelimab and standard-of-care chemotherapies. In all four of these Phase 1 dose-escalation studies, AB928 demonstrated a tolerable safety profile and 150 mg was established as the recommended daily dose of AB928 across all combinations evaluated. These four studies are in Phase 1b expansion evaluating AB928 combination therapy in the following specific cancer indications cohorts: advanced colorectal cancer, triple negative breast cancer, EGFR-mutated lung cancer, prostate cancer, and renal cancer.

As of the data cut-off date of December 27, 2019, initial data from the safety Phase 1 dose-escalation portions of the four trials found:

•

that a maximum tolerated dose had not been reached in any of the combinations evaluated and the only dose-limiting toxicity observed was a Grade 2 rash, which resolved with the patient resuming AB928 combination therapy;

•

only one Grade 4 AB928-related adverse event of thrombocytopenia was reported from the dose-escalation portion of the ARC-4 trial, which evaluated AB928 in combination with pembrolizumab, pemetrexed and carboplatin;

•	no Grade 5 AB928-related adverse events were reported; and
•	prolonged disease stabilization and tumor shrinkage in advanced tumor types where the median prior lines of therapy was 3 to 4 across the four trials.

In addition to the four Phase 1/1b trials, we entered into two randomized Phase 1b/2 clinical study collaborations with Genentech at the end 2019. These collaboration studies will utilize the MORPHEUS Phase 1b/2 platform for rapid and efficient combination development, with upfront randomization versus control groups, in two separate platform study indications:

•

Third-line metastatic colorectal cancer: evaluating two combination arms, (1) AB928 plus atezolizumab (TECENTRIQ®, an anti-PD-L1 antibody) and regorafenib, and (2) atezolizumab plus regorafenib, both of which will be randomized versus regorafenib monotherapy; and

•	First-line metastatic pancreatic cancer: evaluating the combination of AB928 plus atezolizumab and gemcitabine/nab-paclitaxel, which will be randomized versus gemcitabine/nab-paclitaxel.

In 2020, we plan to initiate a Phase 1b/2, open-label, multi-cohort platform trial to evaluate the efficacy and safety of AB928 combination therapy in participants with metastatic castrate resistant prostate cancer. Each cohort will independently assess AB928 plus zimberelimab in combination with enzalutamide, an androgen receptor inhibitor, or docetaxel, a chemotherapeutic, or AB928 plus AB680 with or without zimberelimab. Since adenosine can be produced from various sources besides CD73 in different tumor types, such as prostatic acid phosphatase in prostate cancer, it is possible that inhibiting the adenosine pathway through multiple mechanisms may be needed in certain cancers like prostate cancer.

We also plan to initiate a Phase 1b trial to evaluate the safety and tolerability of AB928 and zimberelimab in combination with the chemotherapies FOLFOX and bevacizumab in participants with colorectal cancer in 2020.

These studies support our overall strategy of generating meaningful data on our investigational products in the most efficient manner possible, using adaptive combination trial designs to enable faster and higher confidence decision making compared to conventional clinical trial approaches.

AB680, our CD73 Inhibitor

AB680 also targets the ATP-adenosine pathway, specifically the CD73 enzyme, which plays a critical role in the last step of the process of extracellular ATP conversion into adenosine. CD73 inhibition should therefore be a highly effective approach to inhibiting the activation of adenosine-mediated immune suppression, as it could significantly suppress adenosine generation.

We believe AB680 is the first small-molecule CD73 inhibitor to enter clinical development. While there are several anti-CD73 antibodies in development, we believe that a small-molecule approach to CD73 inhibition could offer several advantages, including:

•

More complete inhibition of CD73 enzymatic activity. We have shown in our assays that our small-molecule CD73 inhibitor, AB680, inhibits CD73 more potently (single-digit picomolar) and effectively than one of the anti-CD73 antibodies in clinical development, MEDI9447 (prepared by Arcus based on Patent Appl. US 2016/0129108). One explanation for this difference in potency is that our small-molecule CD73 inhibitors bind in the active site of the CD73 enzyme and they do so with an affinity about ten million times greater than the affinity of its substrate, AMP, for CD73. In contrast, many anti-CD73 antibodies were not designed to inhibit the enzymatic activity of CD73 but to instead induce internalization of CD73 from the cell surface and therefore will be less effective at inhibiting soluble forms of CD73. There are significant levels of soluble CD73 that have been shed from the cell surface. Our small-molecule inhibitors display comparable potency and effectiveness against soluble as well as membrane-bound forms of CD73, while at least some of the CD73 antibodies in development are unable to completely inhibit the enzymatic action of soluble CD73.

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
•

Potential for both intravenous and oral delivery. We are developing both oral and injectable formulations of AB680, which could provide flexibility on dosing regimens. We expect that AB680 dosed once every two or three weeks, on the same schedule as an anti-PD-1 antibody or a chemotherapy regimen, would be very convenient for patients and also be very attractive commercially. An orally formulated AB680 would be highly convenient for patients not undergoing regular infusions.

In 2019, we finished a clinical trial of AB680 in healthy volunteers. This study demonstrated that AB680 is well tolerated as a single agent and possesses a half-life sufficient to dose every two weeks. We presented the Phase 1 healthy volunteer data at the Society for Immunotherapy of Cancer in November 2019, which showed, as of the data cut-off date of October 14, 2019:

•	no deaths or serious adverse events;
•

all other clinical safety assessments, including vital signs, physical examinations, electrocardiograms and laboratory evaluations, including heart rate, PR, QT and QTc intervals, and QRS duration, were unremarkable across all single ascending dose and repeat-dosing groups; and

•	complete inhibition of CD73 activity following a single dose.

At the end of 2019, we also started the safety dose-escalation portion of a Phase 1/1b clinical study in front-line metastatic pancreatic cancer in combination with gemcitabine and nab-paclitaxel, the standard-of-care chemotherapies used for advanced pancreatic cancer, along with zimberelimab, our anti-PD-1 antibody. Once an initial safe dose of AB680 is established with this chemo-immunotherapy combination, we plan on further enrollment expansion to evaluate this combination for additional safety and potential clinical efficacy in front-line metastatic pancreatic cancer.

As noted above, a similar front-line pancreatic cancer population and combination therapy is also being evaluated with AB928 in our clinical collaboration with Genentech. Given that >90% of pancreatic cancer exhibit KRAS mutations or KRAS pathway perturbations, and that KRAS oncogenic driver mutations are a primary driver of both CD73 and adenosine A2b receptor expression, it is possible that we may see differences in response rates and/or duration of responses between AB928 and AB680 combination treatments. Since the two clinical trials are targeting similar patient populations and utilizing comparable backbone therapies, we are situated to potentially distinguish differences in both safety and efficacy in targeting CD73 with AB680, versus adenosine A2a/A2b receptors with AB928, in cross-trial comparisons.

Zimberelimab, our Anti-PD-1 Antibody

In 2017, we in-licensed zimberelimab (previously referred to as AB122), from WuXi Biologics. Zimberelimab is a fully human IgG4 antibody that was generated by WuXi Biologics using the transgenic rat platform from Open Monoclonal Technology. The biochemical, biological and preclinical properties of zimberelimab have been shown by WuXi Biologics and us to be comparable to those of the marketed anti-PD-1 antibodies nivolumab and pembrolizumab.

Although checkpoint inhibitors such as anti-PD-(L)1 antibodies have transformed the standard treatment regimens across most tumor types, the vast majority of patients still do not respond to monotherapy checkpoint inhibitor treatment. As a result of this unmet need, broad pharmaceutical efforts, including ours, have been focused on trying to build upon the initial successes of monotherapy checkpoint treatments through various combinations regimens, aimed at further enhancing anti-tumor immune responses.

We are focused on bringing forward combination therapies for further evaluation in areas of unmet need, especially in solid tumors, where we believe building upon the initial successes of monotherapy checkpoint inhibition will be important to realize potential clinical benefit for the majority of patients. We have initiated six clinical studies that include zimberelimab as a cornerstone within our combination strategy, including:

•

Phase 1/1b trial of zimberelimab with AB928, for which the safety dose-escalation portion was completed and the expansion cohorts in late-line prostate cancer and checkpoint-relapsed renal cell cancer are ongoing;

•

Phase 1b expansion cohort in mutated EGFR non-small cell lung cancer patients that have progressed on 1-2 prior lines of TKI-inhibitor therapy, using zimberelimab in combination with AB928 plus standard of care chemotherapy (carboplatin and pemetrexed);

•	Phase 1/1b study evaluating AB680 and zimberelimab in combination with gemcitabine and nab-paclitaxel, as mentioned above; and
•	Phase 2 randomized trial in front-line PD-L1 high non-small cell lung cancer, evaluating the combination of zimberelimab with AB154, with or without AB928.

We are also pursuing focused efforts on monotherapy development of zimberelimab. One clinical study was initiated in the second half of 2019 through our collaboration with Strata Oncology (Strata). Using observational study data, Strata has demonstrated the potential predictive power of two proprietary biomarkers in multiple settings in which anti-PD-1 therapies are known to be effective. We and Strata hope to extend the use of these biomarkers to identify patients who may benefit from monotherapy zimberelimab treatment in a pan-tumor basket trial that includes tumor types that are generally not responsive to anti-PD-1 therapy.

AB154, our Anti-TIGIT Antibody

We believe TIGIT has the potential to be the next potential immunotherapy backbone because its primary ligand, CD155, plays both inhibitory and stimulatory roles in regulating the activity of effector immune cells such as T and NK cells. TIGIT (T-cell immunoreceptor with Ig and ITIM domains) is an inhibitory receptor highly expressed on T cells displaying an exhausted phenotype, tumor-infiltrating Treg, and NK cells. The ligands for TIGIT are expressed on a large number of cancer cells and on other immune cells such as dendritic cells, and their binding to TIGIT results in inhibition of immune cells.

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

We have evaluated AB154 in a Phase 1 dose-escalation study as monotherapy and in combination with zimberelimab for safety and pharmacokinetic/pharmacodynamic properties. In this study, we demonstrated the ability to have complete target coverage at very low doses and established a 2-week intravenous dose-schedule. We continue to evaluate both 3-week and 4-week dose-schedules in this initial Phase 1 study. At the Society for Immunotherapy of Cancer in November 2019, we presented initial information from this Phase 1 study, which, as of the data cut-off date of September 16, 2019, no dose limiting toxicities had been observed and no subject had experienced any AB154-related serious adverse events nor Grade 3 or greater adverse events.

We started a randomized Phase 2 study at the end of 2019, evaluating the combination of AB154 and zimberelimab, with or without AB928, in front-line PD-L1 positive non-small cell lung cancer. This study is anticipated to produce early randomized data by the end of 2020 to demonstrate whether or not the addition of an anti-TIGIT antibody (with or without AB928) can build upon the efficacy of monotherapy anti-PD-(L)1 treatment in this patient population.

There has been significant increased activity from competitors evaluating anti-TIGIT combination therapies across multiple tumor types, including recently announced randomized, potentially pivotal, trials in lung cancer and other various indications. We plan to evaluate expanding our investigations of similar combinations in selected tumor types in 2020, which will be based on results from our work to identify those tumor types with the highest expression levels of CD155 and TIGIT. Potential clinical settings at this time include the following types of cancer: head and neck, triple-negative breast and both non-small cell and small cell lung cancer.

Our Early-Stage Drug Discovery Programs

We have selected additional development candidates aimed at regulating various aspects of the anti-tumor immune response which we believe play an important role in many human cancers. These include AB308, our anti-TIGIT IgG1 antibody, and AB610, our PI3Kg inhibitor. These molecules are undergoing preclinical and chemistry, manufacturing and controls (CMC) evaluation and are planned to be ready to enter into clinical trials in late 2020/early 2021.

Our initial drug discovery efforts were focused on cancer immunotherapy. In order to diversify and broaden the scope of our small-molecule drug discovery programs, we have strategically initiated drug discovery programs outside immuno-oncology. We are actively working on several early-stage discovery programs aimed at modulating key biological pathways in various types of cancer that are responsible for the abnormal growth and resistance to current therapies. The targets for these programs include HIF-2a, PAK4, and Axl. We anticipate selecting development candidates from at least two of these new programs and initiating their CMC/preclinical development programs during 2020.

Commercialization Plans

We intend to retain significant development and commercial rights to our investigational products and, if marketing approval is obtained, to commercialize our investigational products on our own, or potentially with a partner, in the United States and other regions. We intend to build the necessary infrastructure and sales, marketing and commercial product distribution capabilities for the United States, and potentially other regions, following further advancement of our investigational products. Clinical data, the size of the addressable patient population, and the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans.

License Agreements

Abmuno Therapeutics LLC License Agreement

In 2016, we entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) for a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including AB154. Under the agreement, we have made upfront and milestone payments totaling $6.6 million as of December 31, 2019 and we may be required to make additional clinical, regulatory and commercialization milestone payments of up to $101.8 million.

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

WuXi Biologics (Cayman) Inc. License Agreement

Our license agreement (the WuXi Agreement) with WuXi Biologics (Cayman) Inc. (WuXi Biologics), which we entered into in 2017 as subsequently amended, provides us with an exclusive license to develop, use, manufacture, and commercialize products that include an anti-PD-1 antibody, including zimberelimab, throughout the world except for China and Thailand. Under the WuXi Agreement, we have made upfront and milestone payments totaling $26.0 million as of December 31, 2019 and we may be required to make additional clinical and regulatory milestone payments, commercialization milestone payments up to $375.0 million, and royalty payments that range from high single-digits to low teens of net sales beginning on the first commercial sale and ending on the later of (i) ten (10) years following such first commercial sale and (ii) the expiry of all patents that may subsequently be issued or granted that cover the product in such country, hereafter referred to as the royalty term. We are also required to pay WuXi Biologics a percentage in the low double digits of certain sublicense income that we receive from our sublicensees in direct connection with our sublicensees’ rights to use WuXi Biologics’s patents, patent applications and know-how. For the year ended December 31, 2019, we incurred a sub-license fee of $1.2 million recorded within research and development expense.

We are obligated to appoint WuXi Biologics as our exclusive manufacturer of such licensed products for a specified period of time subject to certain exceptions. Our sublicensees, however, may manufacture, at any time, certain portions of their requirements for such product subject to certain conditions. We made certain covenants not to commercialize any anti-PD-1 antibody licensed or obtained by us after the date of the license agreement with WuXi Biologics other than anti-PD-1 antibodies licensed from WuXi Biologics, subject to certain exceptions as set forth in the WuXi Agreement. This agreement terminates, on a licensed product-by-licensed product and country-by-country basis, on expiration of the royalty term for such licensed product for the applicable country.

Taiho Pharmaceutical Co., Ltd. Option and License Agreement

In 2017, we entered into an option and license agreement (the Taiho Agreement) with Taiho Pharmaceutical Co., Ltd. (Taiho) pursuant to which Taiho provided $35.0 million of non-refundable, non-creditable cash payments to us during the first three years of the agreement in exchange for an exclusive option, over a five-year period (the Option Period), to in-license the development and commercialization rights to clinical stage investigational products from our portfolio (each, an Arcus Program) for Japan and certain other territories in Asia (excluding China) (the Taiho Territory). As of December 31, 2019, Taiho has paid us the full $35.0 million obligation pursuant to the terms of the agreement. If we do not initiate IND-enabling studies for at least five Arcus Programs prior to the expiration of the Option Period, Taiho may elect to extend the Option Period, up to a maximum of seven years for the Option Period, subject to an extension fee. If Taiho elects to exercise any such options, the license described above will be granted under terms and conditions set forth in the agreement. Under such terms, Taiho is obligated to pay an option exercise payment for each option exercise of between $3.0 million to $15.0 million, with the amount dependent on the development stage of the applicable Arcus Program for which the option is exercised. In addition, Taiho is obligated to pay to us clinical, regulatory and commercialization milestones of up to $275.0 million with respect to each program for which Taiho exercises the option and been granted the applicable license, as well as royalties ranging from high single digits to mid-teens, on net sales in Taiho’s territories. Royalties will be payable on a licensed product-by-licensed product and country-by-country basis during the period of time commencing on the first commercial sale of a licensed product in a country and ending upon the later of: (i) ten (10) years from the date of first commercial sale of such licensed product in such country; and (ii) expiration of the last-to-expire valid claim of our patents covering the manufacture, use or sale or exploitation of such licensed product in such country.

In July 2018, Taiho exercised its option to our adenosine receptor antagonist program, which includes AB928, and in November 2019, Taiho exercised its option to our anti-PD-1 program, which includes zimberelimab. Upon such exercises, Taiho is responsible for the development and commercialization of licensed products from within the programs in the Taiho Territory.

This agreement will remain in effect until (i) expiration of the last option exercise period if Taiho has not exercised any of its options or (ii) if Taiho has exercised any of its options, expiry of all royalty terms for the licensed products.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products obtain marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational products, as well as for our commercial products if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our investigational products.

To date, we have obtained active pharmaceutical ingredients (API) and drug product for our investigational products from single-source third party contract manufacturers. We are in the process of developing our supply chain for each of our investigational products and intend to put in place framework agreements under which third-party contract manufacturers will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs. With respect to zimberelimab, we agreed, as part of our license agreement with WuXi Biologics, that WuXi Biologics would be our exclusive manufacturer of zimberelimab with respect to clinical and commercial supplies until a certain number of years after marketing approval for zimberelimab, subject to certain exceptions.

As we advance our investigational products through development, we will consider our lack of redundant supply for the API and drug product for each of our investigational products to protect against any potential supply disruptions.

We generally expect to rely on third parties for the manufacture of any companion diagnostics we may develop.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, development experience and scientific knowledge provide us with competitive advantages, we face potential competition from many different sources, including large pharmaceutical and biotechnology companies, academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for the research, development, manufacturing and commercialization of cancer immunotherapies. Any investigational products that we successfully develop and commercialize will compete with new immunotherapies that may become available in the future.

We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immuno-oncology treatments. There are many other companies that have commercialized and/or are developing immuno-oncology treatments for cancer including large pharmaceutical and biotechnology companies, such as AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech.

For our dual adenosine receptor antagonist, AB928, we are aware of several other clinical-stage selective adenosine A2aR antagonists being developed by AstraZeneca, Corvus, CStone, iTeos Therapeutics and Novartis and a clinical-stage selective adenosine A2bR antagonist being developed by Palobiofarma. To our knowledge, there are no adenosine receptor antagonists approved for the treatment of cancer and the most advanced is in Phase 2 development.

For our small molecule CD73 inhibitor, AB680, we are aware of several pharmaceutical companies developing antibodies against this target, including AstraZeneca, Bristol-Myers Squibb, Corvus, Novartis and Tracon, all of whom have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies, such as Boehringer Ingelheim, Calithera, Eli Lilly, Merck and ORIC, have small-molecule programs against this target. To our knowledge, there are no approved CD73 inhibitors and the most advanced is in Phase 2 development.

For our anti-PD-1 antibody, zimberelimab, multiple large pharmaceutical companies have already received regulatory approvals for their anti-PD-1/PD-L1 antibodies, including AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, and there are also many other anti-PD-1 and anti-PD-L1 antibodies in clinical development.

For our anti-TIGIT antibody, AB154, we are aware of several pharmaceutical companies developing antibodies against this target, including Astellas, Beigene, Bristol-Myers Squibb, Compugen, Genentech, Merck, Mereo/OncoMed, and Seattle Genetics. To our knowledge, there are no approved anti-TIGIT antibodies and the most advanced is in Phase 3 development.

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

We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we or our collaborators may develop. Our competitors also may obtain FDA or foreign regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our investigational products, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics (if required), the level of biosimilar or generic competition and the availability of reimbursement from government and other third-party payors.

Intellectual Property

Our commercial success depends in large part on our ability to obtain and maintain patent protection in the United

States and other countries for our investigational products, to operate without infringing valid and enforceable patents and proprietary rights of others, and to prevent others from infringing on our proprietary or intellectual property rights. We seek to protect our proprietary position by filing, in the United States and other foreign jurisdictions, patent applications intended to cover the composition of matter of our investigational products, their methods of use, and related discoveries, technologies, inventions and improvements that may be commercially important to our business. We may also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We also intend to take advantage of regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available.

As of February 1, 2020, we have issued U.S. patents directed to compositions of matter with respect to our adenosine receptor antagonist, CD73 inhibitor and anti-TIGIT antibody programs. As of February 1, 2020, our company-owned and licensed patent portfolio consists of 17 pending or issued U.S. patent applications, 8 pending Patent Cooperation Treaty (PCT) patent applications, and 133 pending or issued foreign patent applications directed to compositions of matter, methods of synthesis and methods of use. The term of any patents that issue will vary in accordance with the laws of each jurisdiction, but is typically 20 years from the earliest effective filing date. Our issued patents and any patents that may issue in the future from our company-owned or licensed pending applications are projected to expire between 2035 and 2040, absent any patent term adjustments or extensions.

The patent positions for biotechnology and pharmaceutical companies like us are generally uncertain and can involve complex legal, scientific and factual issues. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our investigational products and enforce the patent rights that we own or license, and could affect the value of such intellectual property. With respect to both company-owned and licensed intellectual property, we cannot guarantee that the patent applications we are currently pursuing or may file in the future will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Our competitors may independently develop similar investigational products or technologies that are outside the scope of the rights granted under any issued patents that we own or exclusively in-license. We cannot be sure that any patents granted to us will be commercially useful in protecting our products or their methods of use or manufacture. Moreover, even issued patents do not guarantee us the right to commercialize our products. For example, third parties may have blocking patents that could be used to prevent us from commercializing or manufacturing our investigational products.

Because of the extensive time required for development, testing and regulatory review of an investigational product, it is possible that, before a product can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides. In the United States, the term of a patent covering an FDA-approved product may, in certain cases, be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved product. While we intend to seek patent term extensions in any jurisdictions where they are available, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

The process required by the FDA before a drug or biological product may be marketed in the United States generally includes the following:

•	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices (GLP) or other applicable regulations;
•	Submission to the FDA of an investigational new drug application (IND), which must become effective before human clinical trials may begin in the United States;
•	Performance of adequate and well-controlled human clinical trials according to Good Clinical Practices (GCP), to establish the safety and efficacy of the investigational product for its intended use;
•	Submissions to the FDA of a New Drug Application (NDA) or Biologic License Application (BLA) for a new product.
•

Satisfactory completion of an FDA inspection of the facility or facilities where the investigational product is manufactured to assess compliance with the FDA’s current good manufacturing practices (cGMP), to assure that the facilities, methods and controls are adequate to preserve the investigational product’s identity, strength, quality, purity, and potency;

•	Potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the NDA/BLA; and
•	FDA review and approval of the NDA/BLA.

Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the investigational product or disease. A clinical hold may occur at any time during the life of an IND and may affect one or more specific trials or all trials conducted under the IND.

Preclinical tests include laboratory evaluation of an investigational product’s chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the investigational product. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about an investigational product’s chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational product to healthy volunteers or subjects under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCP, an international standard meant to protect the rights and health of subjects and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. subjects and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

Clinical trials to support NDAs/BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the investigational product usually into healthy human subjects, the investigational product is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the investigational product for a particular indication, dosage tolerance, and optimal dosage, and to identify common adverse effects and safety risks. If an investigational product demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of subjects, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit risk relationship of the investigational product and to provide adequate information for the labeling of the investigational product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the investigational product. A single Phase 3 trial may be sufficient in certain circumstances.

Concurrent with clinical trials, sponsors usually complete additional animal safety studies and also develop additional information about the chemistry and physical characteristics of the investigational product and finalize a process for manufacturing commercial quantities of the investigational product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the investigational product and the manufacturer must develop methods for testing the quality, purity and potency of the investigational product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the investigational product does not undergo unacceptable deterioration over its proposed shelf-life. After completion of the required clinical testing, an NDA, for a drug investigational product, or a BLA, for a biological investigational product, is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the investigational product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, and the applicant under an approved NDA or BLA is also subject to program user fees. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission, and may request additional information. In this event, the NDA or BLA must be resubmitted with the additional information and the resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. Most such applications for standard review investigational products are reviewed within ten months of the date the FDA files the NDA or BLA; most applications for priority review investigational products are reviewed within six months of the date the FDA files the NDA or BLA. Priority review can be applied to an investigational product that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

Among other things, the FDA reviews an NDA to determine whether the product is safe and effective for its intended use, a BLA to determine whether the product is safe, pure, and potent, and in each case, whether the investigational product is being manufactured in accordance with cGMP. The FDA may also refer applications for novel investigational products, or investigational products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the investigational product is manufactured. The FDA will not approve the investigational product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. To assure GCP and cGMP compliance, an applicant must incur significant expenditures of time, money and effort in the areas of training, record keeping, production and quality control.

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

Even if an investigational product receives regulatory approval, the approval may be significantly limited to specific indications and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk evaluation and mitigation strategy (REMS), or otherwise limit the scope of any approval. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the product. In addition, the FDA may require post marketing clinical trials, sometimes referred to as “Phase 4” clinical trials, designed to further assess a product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Foreign Clinical Trials to Support an IND, NDA, or BLA

The FDA will accept as support for an IND, NDA, or BLA a well-designed, well-conducted, non-IND foreign clinical trial if it was conducted in accordance with GCP and the FDA is able to validate the data from the trial through an on-site inspection, if necessary. A sponsor or applicant who wishes to rely on a non-IND foreign clinical trial to support an IND must submit the following supporting information to the FDA to demonstrate that the trial conformed to GCP:

•	the investigator’s qualifications;
•	a description of the research facilities;

•	a detailed summary of the protocol and trial results and, if requested, case records or additional background data;
•	a description of the drug substance and drug product, including the components, formulation, specifications, and, if available, the bioavailability of the investigational product;
•	information showing that the trial is adequate and well controlled;
•	the name and address of the independent ethics committee that reviewed the trial and a statement that the independent ethics committee meets the required definition;
•	a summary of the independent ethics committee’s decision to approve or modify and approve the trial, or to provide a favorable opinion;
•	a description of how informed consent was obtained;
•	a description of what incentives, if any, were provided to subjects to participate;
•	a description of how the sponsor monitored the trial and ensured that the trial was consistent with the protocol;
•	a description of how investigators were trained to comply with GCP and to conduct the trial in accordance with the trial protocol; and
•	a statement on whether written commitments by investigators to comply with GCP and the protocol were obtained.

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

Expedited Development and Review Programs

The FDA has various programs, including Fast Track, priority review, accelerated approval and breakthrough therapy, which are intended to expedite or simplify the process for reviewing investigational products, or provide for the approval of an investigational product on the basis of a surrogate endpoint. Even if an investigational product qualifies for one or more of these programs, the FDA may later decide that the investigational product no longer meets the conditions for qualification or that the time period for FDA review or approval will be lengthened. Generally, investigational products that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of investigational products to treat serious or life-threatening diseases or conditions and fill unmet medical needs. Priority review is designed to give an investigational product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness, an initial review within eight months as compared to a standard review time of twelve months.

Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated investigational product and expedite review of the application for an investigational product designated for priority review. Accelerated approval provides for an earlier approval for a new investigational product that meets the following criteria: is intended to treat a serious or life-threatening disease or condition, generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM) that is reasonably likely to predict an effect on IMM or other clinical benefit. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of an investigational product receiving accelerated approval perform post-marketing clinical trials to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the product may be subject to accelerated withdrawal procedures.

In addition to the Fast Track, accelerated approval and priority review programs discussed above, the FDA also provides Breakthrough Therapy designation. A sponsor may seek FDA designation of an investigational product as a “breakthrough therapy” if the investigational product is intended, alone or in combination with one or more other therapeutics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the investigational product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biological product intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a product available in the United States for such disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting a marketing application for the therapeutic for that particular disease or condition. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The FDA may revoke orphan drug designation, and if it does, it will publicize the drug is no longer designated as an orphan drug.

If an investigational product with orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the investigational product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same investigational product for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, could also block the approval of one of our investigational products for seven years if a competitor obtains approval of the same investigational product as defined by the FDA or if our investigational product is determined to be contained within the competitor’s investigational product for the same indication or disease.

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

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the U.S. Patent and Trademark Office must determine that approval of the investigational product covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for an investigational product for which an NDA or BLA has not been submitted.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. An investigational product is a new chemical entity if the FDA has not previously approved any other new investigational product containing the same active moiety, which is the molecule or ion responsible for the action of the investigational product substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA) or a 505(b)(2) NDA submitted by another company for another version of such investigational product where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing investigational product. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for investigational products containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Biosimilars

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created an abbreviated approval pathway for biological investigational products shown to be highly similar to or interchangeable with an FDA licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological investigational product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of Health and Human Services waives a required element. A biosimilar investigational product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. The first biologic investigational product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) 18 months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42-month period.

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

The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

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

Disclosure of Clinical Trial Information

Sponsors of clinical drug trials (other than Phase 1 trials) are required to register and disclose certain clinical trial information. Information related to the investigational product, comparator(s), patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of certain trials may be delayed until the new product or new indication being studied has been approved. However, there are evolving rules and increasing requirements for publication of trial-related information, and it is possible that data and other information from trials involving drugs that never garner approval could in the future be required to be disclosed. In addition, publication policies of major medical journals mandate certain registration and disclosures as a pre-condition for potential publication, even when this is not presently mandated as a matter of law. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

FDA Regulation of Companion Diagnostics

If use of an in vitro diagnostic is essential to safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic and regulated by FDA as a medical device, at the same time that the FDA approves the investigational product. The review of an in vitro companion diagnostic in conjunction with the review of an investigational product involves coordination of review between internal organizations within FDA. Most companion diagnostics require approval of a premarket approval application (PMA). The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMAs are subject to a substantial application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation (QSR) which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (such as the Office of Inspector General and the Health Resources and Service Administration), the U.S. Department of Justice (DOJ) and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act (HIPAA) and similar state laws, each as amended, as applicable.

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

The federal false claims, including the FCA, which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, and civil monetary penalty laws prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal healthcare programs, including Medicare and Medicaid, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. For instance, historically, pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and its implementing regulations, imposes requirements on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

Certain of our products, once approved, may be administered by a physician. Under currently applicable U.S. law, certain products not usually self-administered (including injectable drugs) may be eligible for coverage under Medicare through Medicare Part B. Medicare Part B is part of original Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain pharmaceutical products, that are medically necessary to treat a beneficiary’s health condition. As a condition of receiving Medicare Part B reimbursement for a manufacturer’s eligible drugs or biologicals, the manufacturer is required to participate in other government healthcare programs, including the Medicaid Drug Rebate Program and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services (HHS) as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program.

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

Additionally, the federal Physician Payments Sunshine Act (Sunshine Act) within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians, as defined by such law, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to report accurately could result in penalties. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

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

Ensuring business arrangements with third parties comply with applicable healthcare laws and regulations is a costly endeavor. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other current or future governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any investigational products for which we may obtain regulatory approval. In the United States and in foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the United States, and commercial payors are critical to new product acceptance.

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

Third-party payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our investigational products may not be considered medically necessary or cost-effective. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any investigational product that we successfully develop.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular investigational product to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any investigational products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care, the increasing influence of health maintenance organizations, and additional legislative changes in the United States has increased, and we expect will continue to increase, the pressure on healthcare pricing. The downward pressure on the rise in healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of investigational products, restrict or regulate post-approval activities, and affect the ability to profitably sell investigational products for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the ACA has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the ACA provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price (AMP);

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
•

establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and

•	a licensure framework for follow on biologic products.

There remain legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. In December 2017, Congress repealed the tax penalty for an individual’s failure to maintain ACA-mandated health insurance that is commonly referred to as the “individual mandate” as part of a tax reform bill. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2029 unless additional Congressional action is taken.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

We anticipate that current and future healthcare reform measures could result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from investigational products that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop investigational products.

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

Europe

Similar to the United States and Australia, the conduct of clinical trials in the EU are subject to regulatory controls. Under the current EU Clinical Trials Directive 2001/20/EC (Directive), before a clinical trial can be initiated in the EU, it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the national Competent Authority and one or more Ethics Committees. In 2014, the EU adopted a new Clinical Trials Regulation 536/2014 (Regulation) to replace the current Directive, with a three-year transition period. The Regulation aims to simplify and streamline the approval of clinical trials in the EU. For example, the sponsor shall submit a single application for approval of a clinical trial via the EU portal. As part of the application process, the sponsor shall propose a reporting Member State, who will coordinate the validation and evaluation of the application. The reporting Member State shall consult and coordinate with the other concerned Member States. If an application is rejected, it can be amended and resubmitted through the EU portal. If an approval is issued, the sponsor can start the clinical trial in all concerned Member States. However, a concerned Member State can in limited circumstances declare an “opt-out” from an approval. In such a case, the clinical trial cannot be conducted in that Member State. The Regulation also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU database. The Regulation will become directly applicable in all EU Member States once the centralized portal and database for clinical trials are fully functional.

The Directive will still apply for three years from the date of application of the Regulation for clinical trial applications submitted before the date of application of the Regulation and for clinical trial applications submitted under the Directive within one year after the date of application of the Regulation.

Commercialization of our investigational products may only occur in the EU following approval of a marketing application, which can be obtained through either a centralized or a decentralized procedure:

•

Under the centralized procedure, a marketing application is submitted to the European Medicines Agency (EMA), where it will be evaluated by the Committee for Medicinal Products for Human Use. If this committee delivers a favorable opinion, this typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states. The centralized procedure is mandatory for certain types of drugs, such as biotechnology medicinal drugs, orphan medicinal drugs, and medicinal drugs containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The centralized procedure is optional for drugs containing a new active substance not yet authorized in the EEA, or for drugs that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

•

Under the decentralized procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which a marketing authorization is sought, one of which is selected by the applicant as the Reference Member State (RMS). The competent authority of the RMS prepares a draft assessment report, a draft summary of the drug characteristics (SPC) and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the drug is subsequently granted a national marketing authorization in all the Member States (i.e., in the RMS and the Member States Concerned).

We will be subject to additional regulations with respect to any activities we conduct in the EU. For example, the EU General Data Protection Regulation (GDPR) applies to health-related and other personal data of individuals in the European Union. The GPDR, which went into effect in May 2018, imposes more stringent operational requirements on processors and controllers of personal data, including, for example, expanded disclosures about how personal data is collected, used and shared, limitations on retention of personal data, more stringent requirements pertaining to genetic, biometric and health data, mandatory data breach notification requirements, and higher standards for controllers to demonstrate valid consent for certain data processing activities. The GDPR further provides that European Union Member States may implement their own additional laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences in the GDPR’s implementation among Member States. The GDPR increases our responsibility and liability in relation to personal data that we process, and we must put in place additional mechanisms to ensure compliance with the new EU data protection rules.

Employees

As of February 1, 2020, we had 139 full-time employees, 56 of whom hold Ph.D. or M.D. degrees. Of these employees, 110 were engaged in research and development activities and 29 were engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Risks Related to our Limited Operating History, Financial Position and Capital Requirements

We are an early-stage immuno-oncology company with a limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We are an early-stage immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the years ended December 31, 2019 and 2018, our net losses were $84.7 million and $49.6 million, respectively. As of December 31, 2019, we had an accumulated deficit of $205.3 million. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.

To become and remain profitable, we must develop and eventually commercialize a product with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our investigational products, obtaining marketing approval for these investigational products, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we succeed in commercializing one or more of our investigational products, we may never generate revenues that are significant or large enough to achieve profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional investigational products. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

We will need to obtain substantial additional funding to finance our operations and complete the development and any commercialization of our investigational products. If we are unable to raise this capital when needed, we may be forced to restrict our operations or delay, reduce or eliminate our product development programs.

The development of biopharmaceutical investigational products is capital intensive. Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially during the next few years as our investigational products enter and advance through preclinical studies and clinical trials and we expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our investigational products, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution.

As of December 31, 2019, we had $188.3 million of cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund the clinical development of AB928 and AB122, including cohort expansion studies, into 2021, but not through regulatory approval. Accordingly, we will need to raise substantial additional capital to complete the development and commercialization of our investigational products.

We have based these estimates on assumptions that may prove to be incorrect or require adjustment as a result of business decisions, and we could utilize our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for our investigational products;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the timing and amount of milestone payments we receive from Taiho Pharmaceuticals Co., Ltd. (Taiho) under our option and license agreement (the Taiho Agreement);
•	the extent to which we acquire or in-license other investigational products and technologies;
•	the cost, timing and outcome of regulatory review of our investigational products;
•	the cost and timing of establishing sales and marketing capabilities, if any of our investigational products receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our investigational products;
•	the costs associated with being a public company; and
•	the cost associated with commercializing our investigational products, if they receive marketing approval.

We do not have any committed external source of funds and we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational products. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or investigational products.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect their rights as common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or investigational products or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market investigational products that we would otherwise prefer to develop and market ourselves.

Risks Related to the Discovery and Development of our Investigational Products

We are early in our development efforts. If we are unable to develop, obtain regulatory approval for and commercialize our investigational products, or experience significant delays in doing so, our business will be materially harmed.

We have no products approved for sale and our clinical-stage investigational products are in the early stages of clinical trials. We may subsequently learn of certain information or data that the FDA may request, which may necessitate conducting additional preclinical studies or generating additional information at significant cost in terms of both time and expense, including under a clinical hold imposed on an investigational new drug application (IND). Even if we conducted the additional studies or generated the additional information requested, the FDA could disagree that we have satisfied their requirements, all of which will cause significant delays and expense to our programs.

As we advance our clinical programs, we will need to expand our clinical operations, quality and regulatory capabilities to support these activities. In part because of our limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, we cannot be certain that our clinical trials will be completed on time, that our planned clinical trials will be initiated on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such investigational products can be successfully commercialized.

Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on our ability to successfully complete the above activities and any other activities required for the successful development and eventual commercialization of one or more of our investigational products. The success of our investigational products will further depend on factors such as:

•	successful completion of preclinical studies;
•	permission to proceed under regulatory applications for our planned clinical trials or future clinical trials;
•	successful enrollment in, and completion of, clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing manufacturing capabilities or arrangements with third party manufacturers for clinical supply and, if and when approved, for commercial supply;
•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in combination with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	developing and implementing marketing and reimbursement strategies;
•	obtaining and maintaining third party coverage and adequate reimbursement;
•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our investigational products;
•	the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all; and
•	maintaining a continued acceptable safety profile of any product following approval.

If we do not achieve one or more of these factors in a timely manner, we could experience significant delays or an inability to successfully commercialize our investigational products, which would materially harm our business.

Clinical drug development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. Any investigational product that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.

The research and development of drugs and biological products is an extremely risky industry. Only a small percentage of investigational products that enter the development process ever receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any investigational product, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our investigational products in humans. Clinical testing is expensive, can take many years to complete and its outcome is uncertain.

The results of preclinical and early clinical trials of our investigational products and other products with the same mechanism of action may not be predictive of the results of later-stage clinical trials. Clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. In particular, results from uncontrolled trials, meaning trials in which there is no control group such as a placebo group, are inherently difficult to interpret. Clinical trials evaluating two or more investigational products in combination that have not yet been approved can compound these difficulties. As a key element of our strategy is the development of intra-portfolio combinations, many of our clinical trials will test more than one investigational products in uncontrolled studies, such as the clinical trials in our Phase 1/1b program for AB928 where we are evaluating AB928 in combination with AB122. Furthermore, as more investigational products within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change.

We currently have four investigational products in clinical development and their risk of failure is high. We are unable to predict if these investigational products or any of our future investigational products that advance into clinical trials will prove safe or effective in humans or will obtain marketing approval. If we are unable to complete preclinical or clinical trials of current or future investigational products, due to safety concerns, or if the results of these trials are not satisfactory to convince regulatory authorities of their safety or efficacy, we will not be able to obtain marketing approval for commercialization. Even if we are able to obtain marketing approvals for any of our investigational products, those approvals may be for indications that are not as broad as desired or may contain other limitations that would adversely affect our ability to generate revenue from sales of those products. Moreover, if we are not able to differentiate our product against other approved products within the same class of drugs, or if any of the other circumstances described above occur, our business would be materially harmed and our ability to generate revenue from that class of drugs would be severely impaired.

Enrollment and retention of subjects in clinical trials is expensive and time consuming, can be made more difficult or rendered impossible by competing treatments, clinical trials of competing investigational products, and public health epidemics, each of which could result in significant delays and additional costs in our product development activities, or in the failure of such activities.

We may encounter delays in enrolling, or be unable to enroll and maintain, a sufficient number of subjects to complete any of our clinical trials. Patient enrollment and retention in clinical trials is a significant factor in the timing of clinical trials and depends on many factors, including the size of the patient population required for analysis of the trial’s primary endpoints, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the investigational product, the number and nature of competing products or investigational products and ongoing clinical trials of competing investigational products for the same indication, the proximity of subjects to clinical trial sites, the eligibility criteria for the clinical trial and our ability to obtain and maintain subject consents.

For example, enrollment of oncology subjects in our AB122 clinical trial may be hampered by nivolumab from Bristol-Myers Squibb and pembrolizumab from Merck, both of which are approved and on the market. Subjects may opt to be treated with an approved product rather than our anti-PD-1 antibody investigational product. In addition, we are aware that Roche/Genentech have announced that they are initiating a Phase 3 trial with their anti-TIGIT antibody, which could reduce the number of clinical sites and subjects available for our Phase 2 trial evaluating our own anti-TIGIT antibody, AB154. Similarly, we are aware that AstraZeneca is conducting a broad clinical program with its A2aR antagonist in metastatic castration-resistant prostate cancer (mCRPC), and we may compete for clinical sites and enrollment in this patient population, which may adversely impact the rate of enrollment and the timely completion of our Phase 1/1b trials evaluating AB928 in mCRPC.

Public health outbreaks, such as COVID-19 (coronavirus), which originated in China but has now has been reported in at least 50 countries with more infections being reported daily, may also adversely impact our clinical trial operations, the ability of trial sites to screen and enroll patients, and the ability of trial sites to treat enrolled patients.

Furthermore, any negative results that we may report in clinical trials of our investigational products may make it difficult or impossible to recruit and retain subjects in other clinical trials of that same investigational product. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our investigational products. Failures in planned subject enrollment or retention may result in increased costs or program delays and could render further development impossible.

If we do not achieve our product development goals in the time frames we announce and expect, the commercialization of our investigational products may be delayed, our share price may decline and our commercial prospects may be adversely affected.

Drug development is inherently risky and uncertain. The actual timing of our development milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control, for any number of reasons, including:

•	delays in completing IND-enabling preclinical studies or developing manufacturing processes and associated analytical methods that meet cGMP requirements;
•	the FDA placing a clinical trial on hold;
•	subjects failing to enroll or remain in our trial at the rate we expect;
•	subjects choosing an alternative treatment or other investigational products, or participating in competing clinical trials;
•	lack of adequate funding to continue our clinical trials;
•	subjects experiencing severe or unexpected drug-related adverse effects;
•	any interruptions or delays in the supply of our investigational products for our clinical trials;
•

a facility manufacturing any of our investigational products or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of good manufacturing practice (cGMP) regulations or other applicable requirements, or infections or cross-contaminations of investigational products in the manufacturing process;

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

•

changes in regulatory requirements and policies, which may require us to amend clinical trial protocols to comply with these changes and resubmit our clinical trial protocols to IRBs for reexamination; or

•

health crises and other epidemics, such as the recent COVID-19 outbreak in Asia where some of our clinical trials are being conducted, which has led to mandatory quarantines that may limit the ability of trial sites to screen patients for enrollment or treat enrolled patients, and may divert clinical trial site resources away from our clinical trials.

These and other factors may also lead to the suspension or termination of clinical trials, and ultimately the denial of regulatory approval of an investigational product. Any delays in achieving our development goals may allow our competitors to bring products to market before we do and adversely affect our commercial prospects and cause our stock price to decline.

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

Serious adverse events, undesirable side effects or other unexpected properties of our investigational products may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our investigational products or limitations on the use of our investigational products or, if discovered following marketing approval, revocation of marketing authorizations or subsequent limitations on the use of our investigational products.

To date, we have only tested our clinical-stage investigational products in a relatively small number of oncology subjects. As we continue our development of these investigational products and initiate clinical trials of our additional investigational products, serious adverse events, undesirable side effects or unexpected characteristics may emerge causing us to abandon these investigational products or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our investigational products initially show promise in these early clinical trials, the side effects of drugs are frequently only detectable after they are tested in large, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the investigational product or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our investigational product, we may be required to develop a Risk Evaluation and Mitigation Strategy (REMS) to mitigate those serious safety risks, which could impose significant distribution and use restrictions on our products.

Drug-related side effects could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business prospects significantly.

In addition, if one or more of our investigational products receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the label;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•	regulatory authorities may impose subsequent limitations on the use of the product;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular investigational product, if approved, and could significantly harm our business, results of operations and prospects.

Adverse findings from clinical trials conducted by third parties investigating the same investigational products as us in different territories could adversely affect our development program.

Lack of efficacy, adverse events, undesirable side effects or other adverse findings may emerge in clinical trials conducted by third parties investigating the same investigational products as us in different territories. For example, we and Guangzhou Gloria Biosciences, Co. (Gloria Biosciences, formerly known as Harbin Gloria Pharmaceuticals Co. Ltd.) each licensed our rights to the same anti-PD-1 antibody (which we refer to as AB122) from WuXi Biologics (Cayman) Inc. (WuXi Biologics). Gloria Biosciences refers to this antibody as GLS-010 and is conducting clinical trials with GLS-010 in China. We have no control over their clinical trials or development program, and adverse findings from the results or their conduct of clinical trials could adversely affect our development of AB122 or even the viability of AB122 as an investigational product. We may be required to report Gloria Biosciences’ adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of AB122. We may face similar risks to our programs that Taiho has exercised its option to license development rights under the Taiho Agreement.

A key element of our strategy is the development of intra-portfolio combinations. If we are not successful in discovering, developing and commercializing investigational products that take advantage of different mechanisms of action to achieve superior outcomes relative to the use of single agents or other combination therapies, our ability to achieve our strategic objectives would be impaired.

A key element of our strategy is to build a broad portfolio of investigational products that will allow for the development of intra-portfolio combinations. We believe that by developing or licensing these investigational products, we can control the combinations we pursue and, if and when approved, maximize the commercial potential of these combinations. However, these combinations have not been tested before and may fail to demonstrate synergistic activity against immunological targets, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, may exacerbate adverse events associated with one of the investigational products when used as monotherapy, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy. In addition, it may be difficult to interpret the results of any uncontrolled trials we conduct with our intra-portfolio combinations, such as the clinical trials in our Phase 1/1b program for AB928 where we are evaluating AB928 in combination with AB122.

We expect that our anti-PD-1 antibody, AB122, will form the backbone of many of our intra-portfolio combinations. In the event that AB122 were to fail to demonstrate sufficient safety and efficacy, we would need to identify alternatives for accessing an anti-PD-1 antibody. In the event we are unable to do so or are unable to do so on commercially reasonable terms, our business and prospects would be materially harmed.

All of our investigational products are targeting mechanisms that other companies are pursuing as either monotherapy or combination products. As such, even if we are successful in developing combination therapies, competition from other investigational products in the same class which are either already approved or further along in development than ours may prevent us from realizing the commercial potential of our combination therapies and prevent us from achieving our strategic objectives.

Our intra-portfolio combination strategy relies on discovering, developing and commercializing highly differentiated small molecules. If we are not able to differentiate our small molecules from other products which are approved or in development, our business prospects would be materially adversely affected.

Our combination therapy strategy relies on discovering and developing differentiated small molecules with ideal pharmacologic properties for the targeted pathway to complement our antibody investigational products, which we believe will form the backbone of our combination therapies. We conduct in our laboratories those activities that we consider to be critical for creating a development candidate with optimal properties. These activities include medicinal chemistry, assay development, assessment of compound potency and selectivity, in vitro and in vivo pharmacokinetic profile evaluation, in vivo pharmacology and exploratory safety evaluation, among others. As such, we have invested heavily in these internal capabilities and over 75% of our current workforce is dedicated to research and development.

In addition, any small molecules we discover and design may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be medicines that will receive marketing approval and achieve market acceptance. If we are unable to identify suitable compounds with ideal pharmacological properties and which are differentiated from other investigational products in development for preclinical and clinical development, our business and prospects would be materially harmed.

Certain of our investigational products may require companion diagnostics in certain indications. Failure to successfully develop, validate and obtain regulatory clearance or approval for such tests could harm our product development strategy or prevent us from realizing the full commercial potential of our investigational products.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as a medical device and may require separate regulatory authorization prior to commercialization. Certain clinical trials that we are conducting, or may in the future conduct, include the use of a diagnostic test to help identify eligible patients. For example, we are conducting a clinical trial in collaboration with Strata Oncology (Strata) to evaluate AB122 in patients in a tumor-agnostic fashion utilizing Strata’s precision drug development platform and proprietary biomarkers. We also have significant efforts directed to identifying changes in various cells and proteins to understand their relationship, if any, to the clinical activity observed in our clinical trials and to assess if such cells and/or proteins could be used as predictive biomarkers to select for patients more likely to respond to our investigational products. However, we cannot be certain that we will be able to identify any such biomarkers, that such biomarkers will result in us identifying the appropriate patients for our investigational products or that we or any third party collaborators will be able to validate any diagnostic tests incorporating any predictive biomarkers we may identify.

We currently do not have any plans to develop diagnostic tests internally. We are therefore dependent on the sustained cooperation and effort of third-party collaborators in developing and, if our investigational products are approved for use only with an approved companion diagnostic test, obtaining approval and commercializing these tests. If these parties are unable to successfully develop companion diagnostics for these investigational products, or experience delays in doing so, the development of our investigational products may be adversely affected and we may not be able to obtain marketing authorization for these investigational products. Furthermore, our ability to market and sell, as well as the commercial success, of any of our investigational products that require a companion diagnostic will be tied to, and dependent upon, the receipt of required regulatory authorization and the continued ability of such third parties to make the companion diagnostic commercially available on reasonable terms in the relevant geographies. Any failure to develop, validate, obtain and maintain marketing authorization and supply for a companion diagnostic we need will harm our business prospects.

The design or our execution of our ongoing and future clinical trials may not support marketing approval.

The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. In some instances, there can be significant variability in safety or efficacy results between different trials with the same investigational product due to numerous factors, including differences in trial protocols, size and type of the patient populations, variable adherence to the dosing regimen or other protocol requirements and the rate of dropout among clinical trial participants. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether marketing approval will be obtained for any of our investigational products. Our investigational products may not be approved even if they achieve their primary endpoints in future Phase 3 clinical trials or registrational trials. The FDA or comparable foreign regulatory authorities may disagree with our trial designs and our interpretation of data from preclinical studies or clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of an investigational product even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 or registrational clinical trial that has the potential to result in FDA or other comparable foreign regulatory authorities’ approval. Any of these regulatory authorities may also approve an investigational product for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. Even if the FDA or comparable foreign regulatory authorities approve an investigational product, they may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our investigational products.

We have conducted, and continue to conduct, portions of our clinical trials outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

We have conducted, and we expect to continue to conduct, portions of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical trials conducted outside the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. We cannot assure you that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from such clinical trials, we would likely need to conduct additional trials, which would be costly and time-consuming and delay or permanently halt our development of our investigational products.

Risks Related to Reliance on Third Parties, Manufacturing and Commercialization

We rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our ongoing clinical trials and any future clinical trials of our investigational products. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators, and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, Australian Therapeutic Goods Administration and comparable foreign regulatory authorities for all of our investigational products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable foreign regulatory authorities concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our investigational products.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our investigational products and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

We contract with third parties for the manufacturing and supply of investigational products for use in preclinical testing and clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products are approved. We currently have limited manufacturing arrangements and expect that each of our investigational products will only be covered by single source suppliers for the foreseeable future. In particular, we have an exclusive relationship with WuXi Biologics, located in China, for the manufacture of our investigational biologics, zimberelimab and AB154. While we have not yet experienced any disruptions in the supply of our investigational products as a result of the COVID-19 health crisis in China, our reliance on limited manufacturing and supply relationships increases the risk that we will not have sufficient quantities of our investigational products or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Furthermore, all entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our investigational products, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of our investigational products that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a New Drug Application (NDA) or Biologics License Application (BLA) on a timely basis and must adhere to the FDA’s Good Laboratory Practice regulations and cGMP regulations enforced by the FDA through its facilities inspection program. Comparable foreign regulatory authorities may require compliance with similar requirements. The facilities and quality systems of our third-party contractor manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our investigational products. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP regulations.

In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our investigational products may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our investigational products. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop investigational products in a timely manner or within budget. Our or a third party’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue clinical trials of our investigational products under development;
•	delay in submitting regulatory applications, or receiving marketing approvals, for our investigational products;
•	loss of the cooperation of an existing or future collaborator, including option exercises by Taiho under the Taiho Agreement;
•	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•	requirements to cease development or to recall batches of our investigational products; and
•	in the event of approval to market and commercialize our investigational products, an inability to meet commercial demands for our product or any other future investigational products.

We, or our third-party manufacturers, may be unable to successfully scale-up manufacturing of our investigational products in sufficient quality and quantity, which would delay or prevent us from conducting clinical trials and developing our investigational products.

In order to conduct clinical trials of our investigational products, we will need to manufacture them in large quantities. We, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our investigational products in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we or our manufacturing partners are unable to successfully scale up the manufacture of our investigational products in sufficient quality and quantity, the development, testing and clinical trials of that investigational product may be delayed or become infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

Changes in methods of investigational product manufacturing or formulation may result in additional costs or delay.

As investigational products progress through preclinical to late stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as the investigational product’s specifications, manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our investigational products to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our investigational products and jeopardize our ability to commercialize our investigational products and generate revenue.

The manufacture of biologics is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our investigational products for clinical trials or our products for patients, if approved, could be delayed or prevented.

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

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we obtain marketing approval for any of our investigational products, there is no assurance that our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential commercial launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to research and develop and to manufacture our investigational products, we must share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s independent discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

Even if we receive marketing approval, we may not be successful in commercializing our investigational products.

We have no sales, marketing or distribution capabilities or experience. If any of our investigational products ultimately obtains regulatory approval, we may not be able to effectively or successful market the product due to a number of factors, including:

•	the imposition by regulatory authorities of significant restrictions on a product’s indicated uses, marketing or distribution;
•	the imposition by regulatory authorities of costly and time-consuming post-approval studies, post-market surveillance or additional clinical trials;
•	our failure to establish sales and marketing capabilities;
•

the failure of our products to achieve the degree of market acceptance by physicians, patients, hospitals, cancer treatment centers, healthcare payors and others in the medical community necessary for commercial success;

•	unfavorable pricing regulations or third-party coverage and reimbursement policies;
•	inaccuracies in our estimates of the addressable patient population resulting in a smaller market opportunity than we believed.

If any of our investigational products for which we retain sales and marketing responsibilities are approved, we must either develop a sales and marketing organization, which would be expensive and time consuming, or outsource these functions to other third parties. We may be unable to recruit and retain adequate numbers of effective sales and marketing personnel, and if we enter into arrangements with third parties to perform sales, marketing and distribution services our product revenue or the profitability of these product revenue to us are likely to be lower than if we were to market and sell any medicines that we develop ourselves.

Furthermore, our commercial success is dependent on obtaining coverage and reimbursement approval for a product from a government or other third-party payor, which is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded therapeutics and therapeutics administered under the supervision of a physician.

Reimbursement may also impact the demand for, and the price of, any product for which we obtain marketing approval. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with those medications. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to new product acceptance and we expect to experience pricing pressures in connection with the sale of any of our investigational products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes.

Our inability to successful market and sell any of our investigational products, if approved, could have a material adverse effect on our business and our overall financial condition.

Even if we obtain FDA approval of any of our investigational products, we may never obtain approval or commercialize such products outside the United States, which would limit our ability to realize their full market potential.

In order to market any products outside the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any investigational products approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

Any investigational products for which we intend to seek approval as biologic products may face competition sooner than anticipated.

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

AB122 and AB154 are biological products and we may develop additional biological products in the future. We believe that any of our current and future investigational products approved as a biological product under a BLA should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our investigational products to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

Risks Related to our In-Licenses and Other Strategic Agreements

We are currently party to several in-license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our investigational products. If we breach our obligations under these agreements, we may be required to pay damages, lose our rights to these investigational products or both, which would adversely affect our business and prospects.

We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, reporting and notification obligations, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities. If we fail to comply with the obligations under our license agreements or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the investigational product being developed under any such agreement and any other investigational products being developed or tested in combination. For example, we intend to test many of our small-molecule investigational products with AB122, which we in-licensed from WuXi Biologics. In the event we breach our license agreement with WuXi Biologics, and WuXi Biologics terminates our license agreement, we would be unable to test those combinations, or we would have to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.

In addition, the agreements under which we license intellectual property or technology to or from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected investigational products.

If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant research program or investigational product and our business, financial condition, results of operations and prospects could suffer.

We may not realize the benefits of any acquisitions, in-license or other collaborations or strategic alliances that we enter into.

We have entered into in-license agreements with multiple licensors and an option agreement to out-license certain of our investigational products in select markets and in the future may seek and form strategic alliances, create joint ventures or collaborations, or enter into acquisitions or additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our investigational products and any future investigational products that we may develop.

These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, investigational products or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, if we enter into in-license, acquisition or collaboration agreements, or strategic partnerships, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business.

We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement. For example, the Taiho Agreement provides us with non-dilutive capital to fund our operations and a strategic development and commercialization partner for our investigational products in Japan and certain other territories in Asia (excluding China). If Taiho does not exercise its option to develop a program, our capital requirements relating to that development program will significantly increase and we may need to seek a new partner in order to develop and commercialize our investigational products from that program in the territories optioned by Taiho. Failure to realize the benefits of any collaborations or strategic alliances may further cause us to curtail the development of an investigational product, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any planned sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our investigational products or bring them to market and generate product sales revenue, which would harm our business prospects, financial condition and results of operations.

We may wish to acquire rights to future assets through in-licensing or may attempt to form collaborations in the future with respect to our investigational products, but may not be able to do so, which may cause us to alter or delay our development and commercialization plans.

The development and potential commercialization of our investigational products will require substantial additional capital to fund expenses. We have entered into an option and license agreement with Taiho for the potential development and commercialization of our investigational products in Japan and certain other territories in Asia (excluding China). We may, in the future, decide to collaborate with other biopharmaceutical companies for the development and potential commercialization of those investigational products in other countries or territories of the world. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our investigational products because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our investigational products as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of an investigational product, we can expect to relinquish some or all of the control over the future success of that investigational product to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:

•	the design or results of clinical trials;
•	the likelihood of approval by the FDA or comparable foreign regulatory authorities;
•	the potential market for the investigational product;
•	the costs and complexities of manufacturing and delivering such investigational product to patients;
•	the potential of competing products;
•	the existence of uncertainty with respect to our ownership of technology or other rights, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and
•	industry and market conditions generally.

The collaborator may also consider alternative investigational products or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our investigational product. We may also be restricted under any license agreements from entering into agreements on certain terms or at all with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators and changes to the strategies of the combined company. As a result, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such investigational product, reduce or delay one or more of our other development programs, delay the potential commercialization or reduce the scope of any planned sales or marketing activities for such investigational product, or increase our expenditures and undertake development, manufacturing or commercialization activities at our own expense. If we elect to increase our expenditures to fund development, manufacturing or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our investigational products or bring them to market and generate product revenue.

Our operating activities may be restricted by certain covenants in our license and other strategic agreements, which could limit our development and commercial opportunities.

In connection with certain of our acquisitions, in-license or other collaborations or strategic alliances, we may agree to and be bound by negative covenants which may limit our development and commercial opportunities. For example, pursuant to our in-license of anti-PD-1 antibodies from WuXi Biologics, we made certain covenants to not commercialize any anti-PD-1 antibody licensed or obtained by us after the date of the license agreement with WuXi Biologics other than anti-PD-1 antibodies licensed from WuXi Biologics, subject to certain exceptions as set forth in our license agreement with WuXi Biologics. Furthermore, we agreed in our license agreement that WuXi Biologics would be our exclusive manufacturer of anti-PD-1 antibodies licensed thereunder until a certain number of years has elapsed following commercialization of such an anti-PD-1 antibody and that we would utilize WuXi Biologics as our exclusive provider of CMC development services for our biologic investigational products for three years from the date of our license agreement, subject to certain exceptions in each case. These exclusivity provisions may inhibit our development efforts, prevent us from forming strategic collaborations to develop and potentially commercialize any other anti-PD-1 antibody investigational products and may materially harm our business, financial condition, results of operations and prospects.

Risks Related to Intellectual Property

If we are unable to obtain and maintain sufficient intellectual property protection for our investigational products, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our investigational products and research programs. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel discoveries and technologies that are important to our business, however, we cannot predict:

•	if and when patents may issue based on our patent applications;
•	the scope of protection of any patent issuing based on our patent applications;
•

whether the claims of any patent issuing based on our patent applications will protect our investigational products and their intended uses or prevent others from commercializing competitive technologies or products;

•	whether or not third parties will find ways to invalidate or circumvent our patent rights;
•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; and/or
•	whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose.

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

We also cannot be certain that the claims in our pending patent applications directed to our investigational products and/or technologies will be considered patentable by the U.S. Patent and Trademark Office (USPTO) or by

patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our investigational products is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our investigational products. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third party patent which might adversely affect our ability to develop and market our products.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our investigational products in any jurisdiction.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our investigational products. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

In the future, we may need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.

From time to time we may be required to license technology from additional third parties to further develop or commercialize our investigational products. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use or sell our investigational products, such licenses may not be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop or commercialize any of our investigational products could cause us to abandon any related efforts, which could seriously harm our business and operations.

We may become involved in lawsuits alleging that we have infringed the intellectual property rights of third parties or to protect or enforce our patents or other intellectual property, which litigation could be expensive, time consuming and adversely affect our ability to develop or commercialize our investigational products.

The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates. Third parties may assert infringement claims against us based on existing or future intellectual property rights. For example, we are aware of certain patents owned or exclusively licensed by Bristol-Myers Squibb (BMS) having claims directed broadly to treating cancer with anti-PD-1 antibodies (the BMS Patents), which expire in 2023 and 2024. The BMS Patents have been and may in the future be the subject of litigation. If the validity of the BMS Patents is upheld following all such challenges, and if we receive regulatory approval for AB122 prior to expiration of the BMS Patents, then we may need to delay our commercialization of AB122 or we may need to obtain a license from BMS, which license may not be available on commercially reasonable terms, or at all. If we were sued for patent infringement, we would need to demonstrate that our investigational products, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing investigational product or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing investigational product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our investigational products or force us to cease some of our business operations, which could materially harm our business.

In addition, we may find that competitors are infringing our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Moreover, we cannot assure you that we will have sufficient financial or other resources to defend or pursue such litigation, which typically last for years before they are concluded. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business and operations. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our investigational products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.

We may not be able to protect our intellectual property rights throughout the world.

Patents are of national or regional effect, and filing, prosecuting and defending patents on all of our investigational products throughout the world would be prohibitively expensive. As such, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Further, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals or biologics, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. In addition, certain developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our investigational products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. However, the patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, that have increased uncertainties as to the ability to obtain and enforce patent rights in the future. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries could increase the uncertainties and costs. For example, in September 2011 the Leahy-Smith America Invents Act (the America Invents Act) was signed into law and included a number of significant changes to U.S. patent law as then existed. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the America Invents Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In addition to seeking patents for some of our technology and investigational products, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Elements of our investigational product, including processes for their preparation and manufacture, may involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

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

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our investigational products or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Patent terms may be inadequate to protect our competitive position on our investigational products for an adequate amount of time.

Patent rights are of limited duration. Given the amount of time required for the development, testing and regulatory review of new investigational products, patents protecting such candidates might expire before or shortly after such investigational products are commercialized. Even if patents covering our investigational products are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. A patent term extension based on regulatory delay may be available in the United States. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

Risks Related to our Business Operations

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As we advance our research and development programs, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our investigational products receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

•	identify, recruit, integrate, maintain and motivate additional qualified personnel;
•

manage our development efforts effectively, including the initiation and conduct of clinical trials for our investigational products, both as monotherapy and in combination with other intra-portfolio investigational products; and

•	improve our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to develop, manufacture and commercialize our investigational products will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert financial and other resources, and a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time, to managing these growth activities.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our investigational products and, accordingly, may not achieve our research, development and commercialization goals.

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

Our industry has experienced a high rate of turnover in recent years. Our ability to compete in the highly competitive biopharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management skills and experience. We conduct our operations in the San Francisco Bay Area, a region that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel. We may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. Many of the other biopharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our investigational products and to grow our business and operations as currently contemplated.

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

Drs. Rosen and Jaen have significant experience identifying and developing biopharmaceuticals. We believe that their drug discovery and development experience, and overall biopharmaceutical company management experience, would be difficult to replace. However, the historical results, past performance and/or acquisitions of companies with which they were affiliated do not necessarily predict or guarantee similar results for our company.

Further, Drs. Rosen and Jaen have certain other business and personal commitments outside of serving as the Chief Executive Officer and President of Arcus, including serving on the boards of other companies and foundations, which may result in diversion of their focus and attention on our company.

We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us. If their investigational products are shown to be safer or more effective than ours, then our commercial opportunity will be reduced or eliminated.

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

Some of the other products in the same class as our investigational products have already been approved or are further along in development. With respect to our dual adenosine receptor antagonist, AB928, we are aware of several other clinical-stage selective adenosine A2aR antagonists being developed by AstraZeneca, Corvus, CStone, iTeos Therapeutics and Novartis and a clinical-stage selective adenosine A2bR antagonist being developed by Palobiofarma. For our small-molecule CD73 inhibitor, AB680, we are aware of several pharmaceutical companies developing antibodies against this target, including AstraZeneca, Bristol-Myers Squibb, Corvus, Novartis and Tracon, all of whom have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies, such as Boehringer Ingelheim, Calithera, Eli Lilly, Merck and ORIC, have small-molecule programs against this target. Regarding our anti-PD-1 antibody, AB122, multiple large pharmaceutical companies have already received regulatory approvals for their anti-PD-1/PD-L1 antibodies, including AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, and there are also many other anti-PD-1 and anti-PD-L1 antibodies in clinical development. With respect to our anti-TIGIT antibody, AB154, we are aware of several pharmaceutical companies developing antibodies against this target, including Astellas, Beigene, Bristol-Myers Squibb, Compugen, Genentech, Merck, Mereo/OncoMed and Seattle Genetics. To our knowledge, there are no approved anti-TIGIT antibodies.

As more investigational products within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Consequently, the results of our clinical trials for investigational products in those class will likely need to show a risk benefit profile that is competitive with or more favorable than those products and investigational products in order to obtain marketing approval or, if approved, a product label that is favorable for commercialization. If the risk benefit profile is not competitive with those products or investigational products, or if the approval of other agents for an indication or patient population significantly alters the standard of care with which we tested our investigational products, we may have developed a product that is not commercially viable, that we are not able to sell profitably or that is unable to achieve favorable pricing or reimbursement. In such circumstances, our future product revenue and financial condition would be materially and adversely affected.

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

As discussed above, some companies, such as AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, have anti-PD-1/PD-L1 antibodies that are approved and on the market, and other companies are developing anti-PD-1/PD-L1 antibodies for various oncology indications that are further along in development than AB122. This competitive environment could limit our development opportunities for AB122 or compromise our ability to successfully enroll our ongoing and future clinical trials with AB122 by limiting the availability of clinical trial investigators, sites and/or subjects which could slow, delay or limit the progress of AB122’s development. As a result of these or other problems and risks, we may never receive marketing approval for AB122, may not realize the full commercial potential of AB122 as monotherapy or in combination with our other investigational products, may never recoup our financial investment or may never generate significant value or revenue from this asset.

Our internal information technology systems, or those of our third-party CROs or other contractors or consultants, are subject to failure, security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of our investigational products’ development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to notification obligations, liability or reputational damage and otherwise adversely affecting our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information, including but not limited to intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third party contractors who have access to our confidential information.

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs and other contractors and consultants are vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. We have experienced at least one intrusion into our computer systems, and, although our investigation indicates that it did not have a material adverse effect on our operations, there can be no assurance of a similar result in the future. We cannot assure you that our data protection efforts and our investment in information technology will prevent other breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. Furthermore, as the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and becoming increasingly difficult to detect. There can be no assurance that we and our third-party CROs and other contractors and consultants will be successful in detecting, preventing or fully recovering systems or data from all breakdowns, service interruptions, attacks or breaches of systems that could adversely affect our business and operations and/or result in the loss or disclosure of critical or sensitive data, which could result in financial, legal, business or reputational harm to us.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our drug candidates could be delayed. In addition, the loss of clinical trial data for our investigational products could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. In particular, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Unfavorable global economic and trade conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and global trade. We conduct, and we expect to continue to conduct, portions of our clinical trials outside the United States, and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. Furthermore, the most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. In addition, proposed tariffs by the Trump administration have included a 25% tariff on raw ingredients for pharmaceuticals, such as the active pharmaceutical ingredients for our investigational products. Given our exclusive relationship with WuXi Biologics, located in China, for the manufacture of AB122 and AB154 and for biologics CMC development, these additional tariffs, if they were to be imposed, would have an adverse impact on our operating results and financial condition. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability may depend, in part, on our ability to commercialize our investigational products in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our investigational products before we receive marketing approval from the applicable regulatory authority in that foreign market, and we may never receive such marketing approval for any of our investigational products. To obtain marketing approval in many foreign countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our investigational products, and we cannot predict success in these jurisdictions. If we obtain approval of our investigational products and ultimately commercialize our investigational products in foreign markets, we would be subject to additional risks and uncertainties, including:

•	our customers’ ability to obtain reimbursement for our investigational products in foreign markets;
•	our inability to directly control commercial activities because we are relying on third parties;
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	import or export licensing requirements;
•	longer accounts receivable collection times;

•	longer lead times for shipping;
•	language barriers for technical training;
•	reduced protection of intellectual property rights in some foreign countries;
•	the existence of additional potentially relevant third-party intellectual property rights;
•	foreign currency exchange rate fluctuations; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Foreign sales of our investigational products could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

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

Risks Related to Our Industry

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit our commercialization of any investigational products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our investigational products in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our investigational products or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	delay or termination of clinical trials;
•	decreased demand for any investigational products or products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial subjects;
•	initiation of investigations by regulators;
•	significant costs to defend the related litigation and diversion of management’s time and our resources;
•	substantial monetary awards to study subjects or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue; and
•	the inability to commercialize any products that we may develop.

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as our investigational products advance through clinical trials and if we successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

The legislative and regulatory landscape for privacy and data security continues to evolve, and we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data security in the United States, the EU and other jurisdictions. This increased focus on privacy and data security issues may negatively affect our operating results and our business. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by HIPAA and certain clinical trials data, the CCPA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Some observers note that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

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

Although we do not currently have any marketed products, if we obtain FDA approval for any of investigational products and begin commercializing those products in the United States, our operations will be subject, either directly or indirectly through our customers and third party payors, to various U.S. federal and state fraud and abuse, transparency and other healthcare laws and regulations, and similar laws in other jurisdictions in which we conduct our business. These laws may impact, among other things, our research and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include, but are not limited to the federal Anti-Kickback Statute; federal civil and criminal false claims laws, such as the False Claims Act (FCA); HIPAA; federal and state consumer protection and unfair competition laws; the federal transparency requirements under the Physician Payments Sunshine Act; state and foreign law equivalents of each of these federal laws; and state and foreign laws that require pharmaceutical companies to implement compliance programs. Many of these laws are discussed in detail in “Item 1. Business” above.”

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have continued their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. We have entered into consulting and advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of our investigational products, if approved. Because of the complex and far-reaching nature of these laws, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant civil, criminal and administrative penalties such as fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and may have a significant adverse effect on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of investigational products, restrict or regulate post-approval activities, and affect the ability to profitably sell investigational products for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For additional detail regarding health care reform activities that may impact our business, see “Business—Government Regulation—Healthcare Reform.”

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

Risks Related to Owning our Common Stock

The stock price of our common stock has been and may continue to be volatile or may decline regardless of our operating performance.

The market price of our common stock has fluctuated and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;
•	our operating performance and the performance of other similar companies;
•	results from our ongoing clinical trials and future clinical trials with our current and future investigational products or of our competitors;
•

changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•

regulatory, trade or legal developments in the United States and other countries, including changes in tariffs or other trade restrictions and the changes in the structure of healthcare payment systems;

•	the level of expenses related to future investigational products or clinical development programs;
•	our failure to achieve product development goals in the timeframe we announce;
•	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	recruitment or departure of key personnel;
•	the economy as a whole and market conditions in our industry;
•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;
•	the size of our market float; and
•	any other factors discussed in this report.

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

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

•

the timing and success or failure of clinical trials for our investigational products or competing investigational products, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

•

our progress towards the achievement of any product development goals or milestones we announce, including any delays or failures which lead to the suspension or termination of any clinical trial or development program;

•	the timing and cost of, and level of investment in, research and development activities relating to our investigational products, which may change from time to time;
•	our ability to attract, hire and retain qualified personnel;
•	expenditures that we will or may incur to develop additional investigational products;
•	our ability to obtain marketing approval for our investigational products, and the timing and scope of any such approvals we may receive;
•	the changing and volatile U.S. and global economic environments; and
•	future accounting pronouncements or changes in our accounting policies.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the New York Stock Exchange. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2019, our management was required to perform an evaluation of our internal control over financial reporting. However, as of December 31, 2019, our independent registered public accounting firm was not required to perform an evaluation of our internal control over financial reporting.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Accordingly, we cannot assure you that we will not in the future identify one or more material weaknesses in our internal control over financial reporting, which may have a negative impact on our ability to timely and accurately produce financial statements, may result in a material misstatement of our consolidated financial statements or may negatively impact the confidence level of our stockholders and other market participants with respect to our reported financial information.

Ensuring that we have adequate internal controls over financial reporting is a costly and time-consuming effort that needs to be re-evaluated frequently. To the extent necessary, implementing any changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

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

Our failure to meet the continued listing requirements of the New York Stock Exchange could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of the New York Stock Exchange (NYSE), such as the corporate governance requirements or the minimum closing bid price requirement, NYSE may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NYSE minimum bid price requirement or prevent future non-compliance with NYSE’s listing requirements.

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

Based upon shares outstanding as of December 31, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 57.8% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease 70,100 square feet of office and laboratory space in Hayward, California under a lease that expires on October 31, 2025. We believe this space is sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “RCUS.”

Holders of Common Stock

As of February 28, 2020, we had 115 stockholders of record as reported by our transfer agent. This does not include beneficial owners whose shares are held in street name.

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

N/A

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

Issuer Purchases of Equity Securities

Upon termination of employment of a person holding unvested shares of our common stock, we are entitled to repurchase the unvested shares. During 2019, we repurchased 54,082 unvested shares. None of these repurchases occurred during the fourth quarter of the year.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplemental Data” of this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands, except share and per share data)	2019	2018	2017	2016
Consolidated Statements of Operations Data:
Collaboration and license revenue	$15,000	$8,353	$1,413	$-
Operating expenses:
Research and development (1)	78,481	49,646	47,218	14,247
General and administrative	25,228	13,566	7,636	3,935
Total operating expenses	103,709	63,212	54,854	18,182
Loss from operations	(88,709)	(54,859)	(53,441)	(18,182)
Non-operating income (expense), net
Interest and other income, net	5,201	4,922	4,922	212
Gain on deemed sale from equity method investee	-	1,229	-	-
Share of loss from equity method investee	(1,202)	(886)	(416)	-
Total non-operating income, net	3,999	5,265	4,506	212
Net loss	$(84,710)	$(49,594)	$(48,935)	$(17,970)
Net loss per share, basic and diluted (2)	$(1.93)	$(1.43)	$(29.03)	$(20.80)
Weighted-average number of shares used to compute basic and diluted net loss per common share	43,825,991	34,618,237	1,828,262	863,983

(1)

Includes $18.5 million of research and development expenses in 2017, respectively, related to licensing payments to WuXi Biologics. Please see Note 6 of our consolidated financial statements for further information on our licensing agreements.

(2)	See Note 9 to our consolidated financial statements for an explanation of the calculation of our basic and diluted net loss per share.

	As of December 31,
(in thousands)	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash and investments in marketable securities	$188,270	$259,725	$175,703	$98,896
Working capital (1)	169,999	242,013	164,143	94,145
Total assets	203,110	274,925	190,486	109,702
Convertible preferred stock	-	-	226,196	119,454
Accumulated deficit	(205,326)	(122,828)	(73,234)	(20,152)
Total stockholders’ equity	163,842	234,942	(72,328)	(19,994)

(1)	We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Item 6. Selected Financial Data” and our financial statements and related notes included elsewhere in this Annual Report. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.”

Overview

We are a clinical-stage biopharmaceutical company focused on creating best-in-class cancer therapies. Our initial focus has been on well-characterized biological pathways with significant scientific data supporting their importance. We have built a robust and highly efficient drug discovery capability to create highly differentiated small molecules, which we have the ability to develop in combinations with our monoclonal antibodies through rationally designed, indication-specific, adaptive clinical trial designs. Our vision is to create, develop and commercialize highly differentiated combination cancer therapies that have the potential to cure.

We currently have four investigational products in clinical development. We hold worldwide development and commercialization rights to each of these investigational products with the exception of zimberelimab, for which we hold rights outside of China and Thailand. Taiho Pharmaceutical Co., Ltd. (Taiho) has a time-limited option to exclusively license the development and commercialization rights to each of our programs for Japan and certain other territories in Asia (excluding China), which they have exercised with respect to our adenosine receptor antagonist program (including AB928) and our anti-PD-1 program (including zimberelimab).

Our clinical development program for AB928, our dual A2a/A2b adenosine receptor antagonist, includes four Phase 1b expansion studies in specific cancer indications: advanced colorectal cancer, triple negative breast cancer, EGFR-mutated lung cancer, prostate cancer, and renal cancer; two collaboration studies with Genentech utilizing their MORPHEUS Phase 1b/2 platform in third-line metastatic colorectal cancer and first-line metastatic pancreatic cancer; a Phase 1b/2 multi-cohort platform trial in participants with metastatic castrate resistant prostate cancer; and a Phase 1b trial in participants with colorectal cancer.

AB680, our small-molecule CD73 inhibitor, is in a Phase 1/1b study for the treatment of first-line metastatic pancreatic cancer. This study consists of a safety dose-escalation portion, followed by an enrollment expansion to evaluate the combination of AB680, zimberelimab (our anti-PD-1 antibody) and the standard-of-care chemotherapies gemcitabine and nab-paclitaxel.

AB154, our in-licensed anti-TIGIT monoclonal antibody, is in Phase 2 development for the treatment of first-line metastatic non-small cell lung cancer in combination with zimberelimab and AB928.

Zimberelimab (formerly referred to as AB122), our in-licensed anti-PD-1 monoclonal antibody, is the cornerstone of our combination strategy. In addition to the combination studies with zimberelimab described above, we are also evaluating zimberelimab as monotherapy in a tumor-agnostic, biomarker-selected Phase 1b trial.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities, advancing our investigational product pipeline, and establishing our corporate infrastructure.

To date, we have derived all of our revenue from non-refundable payments we received under the option and license agreement (the Taiho Agreement) we entered into in 2017 with Taiho Pharmaceutical Co., Ltd. (Taiho). We have not generated any revenue from product sales and we have never been profitable. We have incurred net losses since the commencement of our operations. As of December 31, 2019, we had an accumulated deficit of $205.3 million. We incurred a net loss of $84.7 million during the year ended December 31, 2019. We do not expect to generate revenue from product sales unless and until we obtain regulatory marketing approval and commercially launch a product candidate. We cannot assure you that we will ever generate significant revenue or profits.

To date, we have financed our operations primarily through net proceeds of $226.2 million from private placements of convertible preferred stock, net proceeds of $124.7 million from our IPO in March 2018, and $46.0 million in proceeds from the Taiho Agreement. As of December 31, 2019, we had $188.3 million of cash, cash equivalents, and short-term investments which we believe will be sufficient to fund our planned operations for at least the next 12 months from the filing date of this report. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

We expect to incur substantial expenditures in the foreseeable future as we expand our pipeline and advance our investigational products through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term we expect to incur substantial expenses relating to our ongoing and planned clinical trials, the development and validation of our manufacturing processes, and other preclinical, research and discovery development activities.

We have no internal manufacturing facilities, and thus all of our manufacturing activities are contracted to third parties. We currently utilize third-party clinical research organizations to manage and execute various aspects of our clinical development and trials.

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

Taiho Option and License Agreement

In September 2017, we entered into the Taiho Agreement with Taiho to collaborate on the potential development and commercialization of certain investigational products from our portfolio in Japan and certain other territories in Asia (excluding China) (the Taiho Territory). The Taiho Agreement provides Taiho with exclusive options, over a five-year period (the Option Period), to obtain an exclusive development and commercialization license to clinical stage product candidates from our programs (each, an Arcus Program).

In consideration for the exclusive options and other rights contained in the Taiho Agreement, Taiho made non-refundable, non-creditable cash payments to us totaling $35.0 million, of which we received $30.0 million as of December 31, 2018 and the remaining $5.0 million in 2019.

In the event we do not initiate IND enabling studies for at least five Arcus Programs prior to the expiration of the Option Period, Taiho may elect to extend the Option Period, up to a maximum of seven years for the Option Period, subject to an extension fee. For each option that Taiho elects to exercise, they will be obligated to make an option exercise payment of between $3.0 million to $15.0 million, depending on the development stage of the applicable Arcus Program for which the option is exercised. In addition, we are eligible to receive additional clinical and regulatory milestones totaling up to $130.0 million per Arcus Program, and will be eligible to receive contingent payments of up to $145.0 million per Arcus Program associated with the achievement of specified levels of Taiho net sales in the Taiho Territory.

In addition, we will receive royalties ranging from high single-digits to mid-teens on net sales of licensed products in the Taiho Territory. Royalties will be payable on a licensed product-by-licensed product and country-by-country basis during the period of time commencing on the first commercial sale of a licensed product in a country and ending upon the later of: (a) ten (10) years from the date of first commercial sale of such licensed product in such country; or (b) expiration of the last-to-expire valid claim of our patents covering the manufacture, use or sale or exploitation of such licensed product in such country (the Royalty Term).

In July 2018, Taiho exercised its option to our adenosine receptor antagonist program, which includes AB928, in the Taiho Territory for a fee of $3.0 million. In November 2019, Taiho exercised its option for our anti-PD-1 antibody program, which includes zimberelimab, in the Taiho Territory for a fee of $8.0 million. Upon their respective exercise, Taiho gained sole responsibility for the development and commercialization of licensed products from within the program in the Taiho Territory.

WuXi Biologics License Agreement

In August 2017, we entered into a license agreement (the WuXi Agreement) with WuXi Biologics (Cayman) Inc. (WuXi Biologics), as subsequently amended in June 2019, in which we obtained an exclusive license to develop, use, manufacture, and commercialize products including an anti-PD-1 antibody worldwide except for Greater China and Thailand. We made a milestone payment of $7.5 million and incurred a sub-license fee of $1.2 million during the year ended December 31, 2019, which we recorded as research and development expense, as the products had not reached technological feasibility and did not have alternative future use.

The WuXi Agreement also provides for additional clinical and regulatory milestone payments, commercialization milestone payments of up to $375.0 million, and tiered royalty payments to be made to WuXi Biologics that range from the high single-digits to low teens of net sales by us of licensed products. However, because the achievement of these milestones is not fixed and determinable, such commitments have not been included on our consolidated balance sheet or under “—Contractual Obligations and Commitments” below. For additional information regarding future payments to third parties, including milestone and royalty payments to WuXi Biologics, please see “Item 1. Business—License Agreements.”

Abmuno License Agreement

In December 2016, we entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) to obtain a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including AB154. As of December 31, 2019, we have made upfront and milestone payments totaling $6.6 million. The Abmuno Agreement also provides for additional clinical, regulatory and commercialization milestone payments of up to $101.0 million. However, because the achievement of these milestones is not fixed and determinable, such commitments have not been included on our consolidated balance sheet or under “—Contractual Obligations and Commitments” below. For additional information regarding future payments to third parties, including milestone payments to Abmuno, please see “Item 1. Business—License Agreements.”

Genentech Collaboration Agreement

In December 2019, we and Genentech, through F. Hoffmann-La Roche Ltd (collectively, Genentech) entered into a Master Clinical Collaboration Agreement (the Genentech Agreement) pursuant to which the parties may conduct combination clinical studies involving Genentech’s monoclonal antibody, atezolizumab (TECENTRIQ®) and our investigational products. Pursuant to the Genentech Agreement, the parties entered into Trial Supplements for the evaluation of AB928 and atezolizumab utilizing the MORPHEUS platform in two separate study indications: second and third line metastatic colorectal cancer and first line metastatic pancreatic cancer.

We and Genentech will each supply our respective investigational products for use in the collaboration studies and will share a portion of the development costs under specific terms as set forth in the agreement. For the year ended December 31, 2019, we did not incur any expense.

Strata Collaboration Agreement

On April 30, 2019, we and Strata Oncology, Inc. (Strata) entered into a Co-Development and Collaboration Agreement (the Co-Development and Collaboration Agreement) to pursue a clinical development collaboration utilizing Strata’s precision drug development platform and proprietary biomarkers to evaluate zimberelimab, our clinical-stage anti-PD-1 antibody, in patients in a tumor-agnostic fashion.

Under the terms of the Co-Development and Collaboration Agreement, the parties will share a portion of development costs for the clinical collaboration under specified terms. Strata is eligible to receive $2.5 million upon the achievement of a development milestone, as well as regulatory and commercial milestones of up to $125.0 million and up to double-digit royalties on U.S. net sales of AB122 in the biomarker-identified indication. We made a milestone payment to Strata of $2.5 million for the year ended December 31, 2019, which we recorded as a research and development expense. For the year ended December 31, 2019, we incurred expenses of $1.0 million, of which $0.2 million had been reimbursed by Strata as development cost sharing. We recorded net expenses related to this co-development agreement within research and development expenses. As further consideration in connection with the Co-Development and Collaboration Agreement, we issued to Strata 1,257,651 restricted shares of our common stock with an initial measured fair value of $15.0 million, which are subject to vesting based upon the achievement of specified regulatory milestones within certain timelines. We will recognize expense relating to the restricted shares subject to these milestones if it is considered probable that the associated shares will vest. We assess the probability of achievement at the end of each quarterly period. As of December 31, 2019, we determined that none of the restricted shares were probable of vesting and, as a result, to date we have not recognized any compensation expense related to the restricted shares.

Components of Operating Results

Collaboration and License Revenue

Under the Taiho Agreement, we recognize revenue from the upfront and annual payments for research and development services performed by us to develop our product candidates and from option exercise payments upon Taiho’s exercise of options during the Option Period.

Operating Expenses

Research and Development Expenses

Our research and development expenses consist of expenses incurred in connection with the research and development of our pipeline programs. These expenses include payroll and personnel expenses, including stock-based compensation for our employees, laboratory supplies, product licenses, consulting costs, contract research, pre-clinical and clinical expenses, and depreciation. We expense both internal and external research and development costs as they are incurred. Advance payments for services that will be used or rendered for future research and development activities are recorded as prepaid expenses and recognized as an expense as the related services are performed.

We do not allocate our costs by investigational product, as a significant amount of research and development expenses include internal costs, such as payroll and other personnel expenses, and certain external costs that are not recorded at the investigational product level. In particular, with respect to internal costs, several of our departments support multiple research and development programs, and we do not allocate those costs by investigational product.

We expect our research and development expenses to increase substantially during the next few years as we seek to complete existing and initiate additional clinical trials, pursue regulatory approval for our investigational products, and advance other programs into the clinic. Over the next several years, we expect our preclinical, clinical, and contract manufacturing expenses to increase significantly relative to what we have incurred to date. In addition, under our license agreements with WuXi Biologics and Abmuno, we may be required to pay additional clinical and regulatory milestone payments based on the development progress of zimberelimab and AB154, respectively. Predicting the timing or the total cost to complete our clinical program or validation of our manufacturing and supply processes is difficult and delays may occur because of many factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in “Item 1A. Risk Factors.”

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs including payroll and stock-based compensation for personnel in executive, finance, human resources, information technology, business and corporate development, and other administrative functions. Our general and administrative expenses also include professional fees for legal, consulting, and accounting services, rent and other facilities costs, fixed asset depreciation, and other general operating expenses not otherwise classified as research and development expenses.

We anticipate that our general and administrative expenses will continue to increase substantially during the next several years as a result of staff expansion and additional occupancy costs, as well as costs associated with being a public company, including higher legal and accounting fees, investor relations costs, higher insurance premiums and other compliance costs associated with operating as a public company.

Interest and Other Income, net

Interest and other income, net consists primarily of interest earned on our investments in fixed-income marketable securities.

Gain on Deemed Sale from Equity Method Investee

Gain on deemed sale from equity method investee consists of a gain related to the dilution of our investment in PACT Pharma, Inc. (PACT Pharma) typically occurring upon PACT Pharma’s new issuances of equity securities.

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

Revenue Recognition

At the inception of an arrangement, we evaluate if a counterparty to a contract is a customer, if the arrangement is within the scope of revenue from contracts with customers guidance, and the term of the contract. We recognize revenue when our customer obtains control of promised goods or services in a contract for an amount that reflects the consideration we expect to receive in exchange for those goods or services. For contracts with customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. As part of the accounting for contracts with customers, we must develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. We then allocate the total transaction price to each performance obligation based on the estimated standalone selling prices of each performance obligation. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The estimation of the stand-alone selling price may include such estimates as forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time, and we measure the services delivered to the customer, which we periodically review based on the progress of the related program. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration (e.g. milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

Research and Development Expenses

We expense research and development costs as incurred. We estimate preclinical and clinical study and research expenses based on services performed, pursuant to contracts with third-party research organizations that conduct and manage preclinical and clinical studies and research services on our behalf. We estimate these expenses based on discussions with internal personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternative future use are expensed as incurred. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses until the services are rendered.

Stock-Based Compensation Expense

We account for stock-based compensation arrangements in accordance with ASC 718, Stock Compensation. Prior to January 1, 2019, we accounted for equity instruments issued to non-employees in accordance with ASC 505-50 Equity Based Payments to Non-Employees. Based on this guidance, we recorded awards at their fair value on the measurement date subject to periodic adjustments as the underlying equity instruments vest. We expensed the fair value of options granted to consultants when vested. On January 1, 2019, we adopted ASU No. 2018-07 (Topic 718), Compensation – Stock Compensation, which expanded the scope of Topic 718 to include share-based payment transactions with non-employees.

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

Prior to our IPO, we obtained the following estimates of fair value from an independent third-party valuation specialist to determine the fair value of our common stock on the date of grant.

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

We used the following assumptions to calculate the fair value of awards granted to employees, non-employees and directors during the periods indicated:

	Year Ended December 31,
	2019	2018
Risk-free interest rate	1.6% - 2.3%	1.2% - 3.1%
Expected term (in years)	6.02	5.16-9.95
Volatility	71.8% - 74.6%	58.7%-75.5%
Dividend yield	—%	—%

We will continue to use judgment in evaluating the expected volatility, expected terms, and interest rates utilized for our stock-based compensation expense calculations on a prospective basis.

Stock-based compensation expense, net of forfeitures, is reflected in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$4,152	$2,255
General and administrative	4,829	1,619
Total stock-based compensation	$8,981	$3,874

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

As of December 31, 2019, our total net deferred tax assets were $50.4 million. Due to our lack of earnings history and uncertainties surrounding our ability to generate future taxable income, the net deferred tax assets have been fully offset by a valuation allowance. The deferred tax assets were primarily comprised of federal and state tax net operating losses (NOLs) and research and development tax credits. Utilization of NOLs may be limited by the “ownership change” rules, as defined in Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state tax laws. We determined that an ownership change occurred in 2015 in conjunction with our Series A Preferred Stock financing and in 2017 in conjunction with our Series C Preferred Stock financing but do not expect that these ownership changes will result in the expiration of any the NOLs prior to utilization. Our ability to use our remaining NOLs may be further limited if we experience an ownership change in connection with additional equity issuance or as a result of future changes in our stock ownership.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,		$ Change	% Change
	2019	2018
Collaboration and license revenue	$15,000	$8,353	$6,647	80%
Operating expenses:
Research and development	78,481	49,646	28,835	58%
General and administrative	25,228	13,566	11,662	86%
Total operating expenses	103,709	63,212	40,497	64%
Loss from operations	(88,709)	(54,859)	(33,850)	62%
Non-operating income (expense):
Interest and other income, net	5,201	4,922	279	6%
Gain on deemed sale from equity method investee	-	1,229	(1,229)	*
Share of loss from equity method investee	(1,202)	(886)	(316)	36%
Total non-operating income, net	3,999	5,265	(1,266)	-24%
Net loss	$(84,710)	$(49,594)	$(35,116)	71%

*	Not meaningful

As described in Note 2 of the accompanying consolidated financial statements, in January 1, 2019, we adopted ASC 606. ASC 606 supersedes the guidance in ASC 605, Revenue Recognition. We adopted ASC 606 on a modified retrospective basis under which we recognized the $2.2 million cumulative effect of adoption as a reduction to opening accumulated deficit. We recorded revenue for the year ended December 31, 2018 under ASC 605, while we recorded revenue for year ended December 31, 2019 under ASC 606. Had we recognized revenue for the year ended December 31, 2019 using ASC 605, revenue would have been $14.7 million as compared to the $15.0 million recorded under ASC 606.

Collaboration and License Revenue

Collaboration and license revenue increased $6.6 million or 80%, from $8.4 million for the year ended December 31, 2018 to $15.0 million for the year ended December 31, 2019. The increase in collaboration and license revenue was due to an additional $1.6 million of revenue recognized resulting from a higher initial transaction price for the Taiho Agreement that we remeasured upon adoption of ASC 606 during 2019 and $8.0 million recognized following Taiho’s exercise of its option for our anti-PD-1 antibody program, including zimberelimab, partially offset by $3.0 million recognized in 2018 from Taiho’s exercise of its option for our adenosine receptor antagonist program, including AB928.

Research and Development Expenses

Research and development expenses increased $28.9 million, or 58%, from $49.6 million for the year ended December 31, 2018 to $78.5 million for the year ended December 31, 2019. The increase in expenses included an increase of $14.3 million in clinical study costs and an increase of $1.3 million in clinical consulting costs related to all four of our programs in clinical development. Also contributing to the increase in 2019 was the achievement of certain development milestones which resulted in expenses of $8.7 million pursuant to the terms of our WuXi Agreement and $2.5 million pursuant to the terms of our Strata Agreement, compared to a $2.0 million product licensing expense pursuant to our Abmuno Agreement that was recorded in the prior year. Additional expenses in 2019 included an increase of $5.2 million in employee compensation, an increase of $2.0 million in stock-based compensation and an increase of $0.7 million in facilities and office expenses, primarily driven by growth in our headcount. Those increases were partially offset by a decrease of $4.2 million in manufacturing costs primarily due to the completion of certain manufacturing activities for AB154 in 2018.

General and Administrative Expenses

General and administrative expenses increased $11.6 million, or 86%, from $13.6 million for the year ended December 31, 2018 to $25.2 million for the year ended December 31, 2019. The increase in expenses was primarily due to an increase of $4.0 million in employee compensation, an increase of $3.2 million in stock-based compensation and an increase of $2.0 million in facilities and office expenses, primarily due to growth in headcount. General and administrative expenses further increased due to increases of $1.3 million in consulting and $0.7 million in legal and accounting fees, supporting the expansion of our research and development activities and on-going public company regulatory compliance costs.

Interest and Other Income, Net

Interest and other income, net increased $0.3 million or 6% from $4.9 million for the year ended December 31, 2018 to $5.2 million for the year ended December 31, 2019. The increase was primarily due to additional interest income resulting from higher average cash and investment balances and higher yields on our portfolio of marketable fixed-income securities.

Gain on Deemed Sale from Equity Method Investee

Gain on deemed sale from equity method investee was $1.2 million for the year ended December 31, 2018 due to a gain recorded in conjunction with PACT Pharma’s Series B convertible preferred financing in May 2018 in which we did not participate.

Share of Loss from Equity Method Investee

Share of loss from equity method investee increased $0.3 million or 36% from $0.9 million for the year ended December 31, 2018 to $1.2 million for the year ended December 31, 2019. The increase was primarily due to increased operating losses at PACT Pharma.

Liquidity and Capital Resources

To date, we have financed our operations primarily through net proceeds of $226.2 million from private placements of convertible preferred stock, net proceeds of $124.7 million from our IPO in March 2018 and $46.0 million in proceeds from the Taiho Agreement. As of December 31, 2019, we had $188.3 million of cash, cash equivalents and marketable fixed-income investments. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, and investments in corporate notes, other debt securities, commercial papers and government agency obligations.

Based on our existing business plan, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our anticipated level of operations through at least the next 12 months following the filing date of this report.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through private or public equity or debt financings, collaborative or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for our investigational products;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and potential commercial manufacturing activities;
•	the timing and amount of milestone payments we receive under the Taiho Agreement;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the cost, timing and outcome of regulatory review of our product candidates;

•	the cost and timing of establishing sales and marketing capabilities, if any of our investigational products receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our investigational products;
•	the costs associated with being a public company; and
•	the cost associated with commercializing our product candidates, if they receive marketing approval.

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves.

Summary Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(73,462)	$(42,996)
Investing activities	59,212	(113,440)
Financing activities	1,123	129,074
Net decrease in cash, cash equivalents and restricted cash	$(13,127)	$(27,362)

Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2019 increased by $30.5 million to $73.5 million as compared to $43.0 million for the prior year. The increase in cash used is primarily due to the $35.1 million increase in our net loss to $84.7 million. The change in our net loss is primarily a result of our expanded clinical development activities and general and administrative costs incurred to support our operations. The overall increase in cash used is partially offset by year-over-year changes in non-cash items, including increased expense from stock-based compensation. Additional increase in cash used resulted from changes in our asset and liability balances due to the timing of payments to or from our vendors and collaborators.

Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $59.2 million for the year ended December 31, 2019 compared to $113.4 million cash used in the prior year. The change in cash flow was primarily due to year-over-year changes in the timing of purchases and maturities of our investments in fixed-income marketable securities.

Cash Provided by Financing Activities

Cash provided by financing activities was $1.1 million for the year ended December 31, 2019 compared to $129.1 million in the prior year. The decrease in cash provided is primarily due to a decrease in funds received in 2019 for issuance of common stock as compared to net proceeds received from our IPO in March 2018.

Contractual Obligations and Commitments

The following table summarizes our non-cancelable contractual obligations as of December 31, 2019 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Operating lease obligations	$13,391	$2,105	$4,460	$4,754	$2,072

As of December 31, 2019, we had obligations consisting of operating leases for our operating facilities for approximately 70,100 square feet. Under the terms of the agreements, we have lease obligations consisting of $13.4 million in payments through 2025.

We enter into contracts in the normal course of business with third parties for clinical trial management and execution, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material and they are not included in the table above.

We have not included contingent milestone or royalty payments or other contractual payment obligations in the table to the extent the timing and amount of such obligations are unknown or uncertain.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Agreements with PACT Pharma

In September 2016, we purchased approximately 3.6 million shares of common stock of PACT Pharma, a privately funded, early-stage biopharmaceutical company focused on adoptive cell therapy. We determined the fair value of such investment to be insignificant given the start-up nature of PACT Pharma’s operations, and it was recorded at a nominal amount. In December 2016, we also received certain warrants to purchase PACT Pharma common stock exercisable upon PACT Pharma’s achievement of certain valuation thresholds pursuant to a Master Services Agreement (the PACT Agreement) under which we provided PACT Pharma with general administrative support, including finance, human resources, legal, and other operational support. The PACT Agreement subsequently expired in accordance with its terms. Also in December 2016, we purchased 1.0 million shares of Series A preferred stock of PACT Pharma for $1.0 million. Our investment in PACT Pharma is accounted for as an equity method investment, and as a result we record our share of PACT Pharma’s operating results in our consolidated statements of operations and comprehensive loss.

For the year ended December 31, 2019 and 2018, we recorded $1.2 million and $0.9 million, respectively, relating to our share of PACT Pharma’s operating loss. We monitor the investment for events or circumstances indicative of potential other-than-temporary impairment and make appropriate reductions in carrying values if we determine that an impairment charge is required. For the years ended December 31, 2019 and 2018, we recorded no impairment charge. See Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our equity investment in PACT Pharma.

JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012 (the JOBS Act), permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2019, we had cash, cash equivalents, and short-term investments of $188.3 million, consisting of interest-bearing money market accounts, and investments in corporate notes and government agency securities, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

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

Item 8. Financial Statements and Supplementary Data

ARCUS BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Arcus Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arcus Biosciences, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, consolidated statements of convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company changed its method for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), effective January 1, 2019.

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

Redwood City, California

March 5, 2020

ARCUS BIOSCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$57,937	$71,064
Short-term investments	130,333	185,480
Receivable from collaboration partner	132	-
Prepaid expenses and other current assets	4,303	2,321
Amounts owed by a related party	-	83
Total current assets	192,705	258,948
Long-term investments	-	3,181
Property and equipment, net	9,330	11,107
Equity investment in related party	-	1,202
Restricted cash	203	203
Other long-term assets	872	284
Total assets	$203,110	$274,925
LIABILITIES
Current liabilities:
Accounts payable	$4,704	$3,102
Accrued liabilities	9,522	6,023
Deferred revenue, current	7,000	6,250
Other current liabilities	1,480	1,560
Total current liabilities	22,706	16,935
Deferred revenue, noncurrent	12,022	16,984
Deferred rent	3,734	4,272
Other long-term liabilities	806	1,792
Total liabilities	39,268	39,983
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2019 and 2018; no shares issued and outstanding as of December 31, 2019 and 2018	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized as of December 31, 2019 and 2018; 45,925,004 and 44,537,946 shares issued and outstanding as of December 31, 2019 and 2018, respectively	4	4
Additional paid-in capital	369,100	357,873
Accumulated deficit	(205,326)	(122,828)
Accumulated other comprehensive income (loss)	64	(107)
Total stockholders’ equity	163,842	234,942
Total liabilities and stockholders’ equity	$203,110	$274,925

The accompanying notes are an integral part of these Consolidated Financial Statements

ARCUS BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018
Collaboration and license revenue	$15,000	$8,353
Operating expenses:
Research and development	78,481	49,646
General and administrative	25,228	13,566
Total operating expenses	103,709	63,212
Loss from operations	(88,709)	(54,859)
Non-operating income (expense):
Interest and other income, net	5,201	4,922
Gain on deemed sale from equity method investee	-	1,229
Share of loss from equity method investee	(1,202)	(886)
Total non-operating income, net	3,999	5,265
Net loss	(84,710)	(49,594)
Other comprehensive income (loss)	171	(65)
Comprehensive loss	$(84,539)	$(49,659)
Net loss per share, basic and diluted	$(1.93)	$(1.43)
Weighted-average number of shares used to compute basic and diluted net loss per share	43,825,991	34,618,237

The accompanying notes are an integral part of these Consolidated Financial Statements

ARCUS BIOSCIENCES, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share amounts)

	Convertible Preferred Stock		Common stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2017	30,459,574	$226,196	3,278,129	$-	$948	$(73,234)	$(42)	$(72,328)
Conversion of preferred stock to common stock	(30,459,574)	(226,196)	30,459,574	3	226,195	-	-	226,198
Issuance of common stock upon IPO	-	-	9,200,000	1	124,734	-	-	124,735
Issuance of common stock upon exercise of stock options, net of amounts related to unvested shares	-	-	67,349	-	95	-	-	95
Vesting of early exercised stock options and restricted stock	-	-	528,374	-	1,276	-	-	1,276
Issuance of common stock under Employee Stock Purchase Plan	-	-	77,397	-	751	-	-	751
Stock-based compensation	-	-	-	-	3,874	-	-	3,874
Other comprehensive loss	-	-	-	-	-		(65)	(65)
Net loss	-	-	-	-	-	(49,594)	-	(49,594)
Balance at December 31, 2018	-	-	43,610,823	4	357,873	(122,828)	(107)	234,942
Cumulative effect adjustment upon adoption of ASC 606	-	-	-	-	-	2,212	-	2,212
Issuance of common stock upon exercise of stock options, net of amounts related to unvested shares	-	-	34,780	-	188	-	-	188
Vesting of early exercised stock options and restricted stock	-	-	417,883	-	1,029	-	-	1,029
Issuance of common stock under Employee Stock Purchase Plan	-	-	148,709	-	1,029	-	-	1,029
Stock-based compensation	-	-	-	-	8,981	-	-	8,981
Other comprehensive income	-	-	-	-	-	-	171	171
Net loss	-	-	-	-	-	(84,710)	-	(84,710)
Balance at December 31, 2019	-	$-	44,212,195	$4	$369,100	$(205,326)	$64	$163,842

The accompanying notes are an integral part of these Consolidated Financial Statements

ARCUS BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2019	2018
Cash flow from operating activities
Net loss	$(84,710)	$(49,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,981	3,874
Depreciation and amortization	3,578	3,664
Share of loss from equity method investee	1,202	886
Gain on deemed sale from equity method investee	-	(1,229)
Amortization of premiums on investments	(2,638)	(1,752)
Other non-operating income	-	(177)
Changes in operating assets and liabilities:
Receivable from collaboration partner	(132)	-
Amounts owed by a related party	83	(58)
Prepaid expenses and other current assets	(1,982)	(1,180)
Other long-term assets	(588)	(80)
Accounts payable	1,726	(69)
Accrued liabilities	3,499	3,497
Other current liabilities	57	43
Deferred revenue	(2,000)	(353)
Deferred rent	(538)	(468)
Net cash used in operating activities	(73,462)	(42,996)
Cash flow from investing activities
Purchases of short-term and long-term investments	(247,755)	(261,552)
Proceeds from maturities of short-term and long-term investments	308,892	151,855
Purchases of property and equipment	(1,925)	(3,743)
Net cash provided by (used in) investing activities	59,212	(113,440)
Cash flow from financing activities
Proceeds from initial public offering, net of issuance costs	-	125,111
Proceeds from issuance of common stock	1,217	4,098
Repurchase of common stock issued under early exercised options	(94)	-
Payment of preferred stock issuance costs	-	(135)
Net cash provided by financing activities	1,123	129,074
Net decrease in cash, cash equivalents and restricted cash	(13,127)	(27,362)
Cash, cash equivalents and restricted cash at beginning of period	71,267	98,629
Cash, cash equivalents and restricted cash at end of period	$58,140	$71,267
Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	$12	$136
Vesting of early exercised stock options and restricted stock	$1,029	$1,276

The accompanying notes are an integral part of these Consolidated Financial Statements

ARCUS BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

Note 1. Organization

Description of Business

Arcus Biosciences, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on creating best-in-class cancer therapies. The Company’s initial focus has been on well-characterized biological pathways with significant scientific data supporting their importance. Since its inception in 2015, the Company has built a robust and highly efficient discovery capability to create highly differentiated small molecules, which the Company is developing in combination with its in-licensed monoclonal antibodies through rationally designed, indication-specific, adaptive clinical trial designs.

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

Principles of Consolidation

During 2017, the Company established a wholly-owned subsidiary in Australia. During 2019, the Company established a wholly-owned subsidiary in Ireland. The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts, transactions and balances have been eliminated.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Estimates are used to determine stock-based awards and other issuances, accruals for research and development costs, useful lives of long-lived assets, and uncertain tax positions. Actual results could differ materially from the Company’s estimates.

Risk and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of clinical trial results and achievement of milestones, uncertainty of regulatory approval of the Company’s potential drug candidates, uncertainty of market acceptance of the Company’s product candidates, competition from substitute products and larger companies, securing and protecting proprietary technology, strategic relationships and dependence on key individuals and sole source suppliers.

The Company’s investigational products require approval from the U.S. Food and Drug Administration (FDA) and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any investigational products will receive the necessary approvals. If the Company does not obtain regulatory approval and does not successfully commercialize any of its investigational products, it would have a materially adverse impact on the Company.

Segments

The Company operates and manages its business as one reportable and operating segment, which is the business of developing and commercializing cancer therapies. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating and evaluating financial performance. All long-lived assets are maintained in the United States of America.

Cash Equivalents, Short-Term and Long-Term Investments

Cash equivalents consist of marketable securities having an original maturity of three months or less at the time of purchase. Short-term investments have maturities of greater than three months and less than twelve months at the time of purchase. Long-term investments have maturities greater than 12 months at the time of purchase. Collectively, cash equivalents, short-term and long-term investments are considered available-for-sale and are recorded at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss. Realized gains and losses are included in interest and other income, net in the consolidated statements of operations and comprehensive loss. The basis on which the cost of a security sold or amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method.

Restricted Cash

Restricted cash at December 31, 2019 and 2018 comprises cash balances primarily held as security in connection with the Company’s facility lease agreement and is included in long-term assets in the consolidated balance sheets.

Receivable from a Related Party

Receivable from a related party is recorded net of any allowances. As of December 31, 2018, the outstanding amount was due from PACT Pharma, Inc. (PACT Pharma) for expenses the Company paid on its behalf. The receivable was fully paid in 2019.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment charge would be recorded when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment charges for the years ended December 31, 2019 and 2018.

Revenue Recognition

At the inception of an arrangement, the Company evaluates if a counterparty to a contract is a customer, if the arrangement is within the scope of revenue from contracts with customers guidance, and the term of the contract. The Company recognizes revenue when its customer obtains control of promised goods or services in a contract for an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. For contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for contracts with customers, the Company must develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. The Company then allocates the total transaction price to each performance obligation based on the estimated standalone selling prices of each performance obligation. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The Company may choose between two methods to measure progress toward complete satisfaction of a performance obligation over time: input methods or output methods. Input methods recognize revenue on the basis of the entity’s efforts or inputs to the satisfaction of a performance obligation (e.g., resources consumed, labor hours expended, costs incurred, or time elapsed) relative to the total expected inputs to the satisfaction of that performance obligation. Output methods recognize revenue on the basis of direct measurements of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contract (e.g. surveys of performance completed to date, appraisals of results achieved, milestones reached, time elapsed, and units produced or units delivered). The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

Upfront payments and fees are recorded as deferred revenue when due and payable and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of personnel costs for the Company’s research and development employees, costs incurred to third-party service providers for the conduct of research, preclinical and clinical studies, laboratory supplies and equipment maintenance costs, product license fees, consulting and other related expenses. Also included are non-personnel costs such as professional fees payable to third parties for preclinical and clinical studies and research services, laboratory supplies and equipment maintenance, product licenses, and other consulting costs.

The Company estimates research, preclinical and clinical study expenses based on services performed, pursuant to contracts with third-party research and development organizations that conduct and manage research, preclinical and clinical activities on its behalf. The Company estimates these expenses based on discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments associated with licensing agreements to acquire licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternative future use are expensed as incurred. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

Leases and Rent Expense

The Company records rent expense on a straight-line basis over the life of the lease. In cases where there is a free rent period or future fixed rent escalations, the Company records a deferred rent liability. Additionally, the receipt of any lease incentives is recorded as a deferred rent liability which is amortized over the lease term as a reduction of rent expense. Any lease incentives that are due from the landlord but have not been collected are recorded as a receivable in Prepaid expenses and other current assets. Building improvements that are made with lease incentives or tenant allowances are capitalized as leasehold improvements and included in property and equipment in the consolidated balance sheets.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with ASC 718, Stock Compensation. Prior to January 1, 2019, equity instruments issued to non-employees were accounted for in accordance with ASC 505-50 Equity Based Payments to Non-Employees. Based on this guidance, awards were recorded at their fair value on the measurement date subject to periodic adjustments as the underlying equity instruments vest. The fair value of options granted to consultants was expensed when vested. On January 1, 2019, the Company adopted ASU No. 2018-07 (Topic 718), Compensation – Stock Compensation, which expanded the scope of Topic 718 to include share-based payment transactions with non-employees.

Stock-based awards granted include stock options with time-based vesting. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based payments. The Company’s determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model, and is impacted by the Company’s common stock price as well as other variables including, but not limited to, expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends.

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

Convertible Preferred Stock

The Company records all shares of convertible preferred stock at their respective fair values less issuance costs on the dates of issuance. The convertible preferred stock is recorded outside of stockholders’ equity (deficit) because, in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the convertible preferred stock will become redeemable at the option of the holders. In the event of a change of control of the Company, proceeds received from the sale of such shares will be distributed in accordance with the liquidation preferences set forth in the Company’s Amended and Restated Certificate of Incorporation unless the holders of convertible preferred stock have converted their shares of convertible preferred stock into shares of common stock. The Company has determined not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such an event would occur. All outstanding convertible preferred stock converted into common stock in March 2018 upon the effectiveness of the IPO.

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

The Company includes any penalties and interest expense related to income taxes as a component of other expense and interest income, net, as necessary.

Comprehensive Income (Loss)

Comprehensive loss includes net loss and net unrealized income and losses on available-for-sale securities, which are presented in a single continuous statement. Other comprehensive income (loss) is also disclosed in the consolidated balance sheets and statements of stockholders’ equity in accumulated other comprehensive income (loss), and is stated net of related tax effects, if any.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. The Company excludes the weighted-average shares subject to repurchase from its calculation of weighted average of common shares outstanding. For purposes of the diluted net loss per share calculation, outstanding common stock options are considered to be potentially dilutive securities. Because the Company reported a net loss for the years ended December 31, 2019 and 2018, and the inclusion of the potentially dilutive securities would be antidilutive, diluted net loss per share is the same as basic net loss per share for all periods.

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

The Company has applied the five-step model of the new standard to the Taiho Agreement, the only Company contract that has been impacted by the adoption of the new revenue standards. The Company implemented the new revenue standard using the modified retrospective transition method. Results for the year ended December 31, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under previous revenue recognition guidance, Accounting Standards Codification Topic 605: Revenue Recognition (Topic 605).

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

The adjustments due to the adoption of Topic 606 primarily relate to an increase in the transaction price recognized for the non-refundable upfront research and development fees over the five-year term. Under Topic 606, the Company recognizes revenue based on the transaction price of $35.0 million, representing the total amount that the Company expects to receive related to the non-refundable upfront fees. As of December 31, 2019, the Company had received the full $35.0 million in upfront fees, which consisted of payments of $25.0 million in 2017 at the inception of the contract and anniversary payments of $5.0 million in 2018 and 2019. Under Topic 605, the $25.0 million non-refundable, non-creditable cash payment received by the Company in 2017 was recognized as revenue ratably over an estimated performance period of five years and the anniversary payment of $5.0 million received in 2018 over an estimated performance period of four years. The additional $2.2 million recorded in the adoption adjustment and attributable as revenue through December 31, 2018 under Topic 606 resulted in both a lower accumulated deficit and a lower total amount of deferred revenue as of January 1, 2019.

The impact of the adoption of Topic 606 on the Company’s Consolidated Balance Sheet and Statement of Operations as of and for the period ended December 31, 2019 was as follows (in thousands):

	As of December 31, 2019
	As Reported	Balances without the Adoption of Topic 606	Effect of Adoption Higher/ (Lower)
Current portion of deferred revenue	$7,000	$7,917	$(917)
Long-term portion of deferred revenue	12,022	13,594	(1,572)
Accumulated deficit	$-	$-	$(2,489)

	Year ended December 31, 2019
	As Reported	Without the Adoption of Topic 606	Effect of Adoption Higher/ (Lower)
Collaboration and license revenue	$15,000	$14,722	$278
Net loss	(84,710)	(84,988)	278
Net loss per share, basic and diluted	$(1.93)	$(1.94)	$0.01

Impact of Adoption – ASU 2016-18

In November 2016, the FASB issued ASU No. 2016-18 (Topic 230), Restricted Cash, Statement of Cash Flows (ASU 2016-18). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash and, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. The Company adopted ASU No. 2016-18 as of January 1, 2019. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount shown on the consolidated statements of cash flows (in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$57,937	$71,064
Restricted cash	203	203
Cash, cash equivalents and restricted cash	$58,140	$71,267

Impact of Adoption – ASU 2018-07

In June 2018, the FASB issued ASU No. 2018-07 (Topic 718), Compensation – Stock Compensation (ASU 2018-07). ASU 2018-07 requires an entity to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The Company adopted ASU No.2018-07 as of January 1, 2019, to simplify the calculation of nonemployee share-based payment transactions. The Company measured the estimated fair value of the unvested portion of the non-employee awards as of January 1, 2019. The fair value of options granted to non-employees was estimated using the Black-Scholes method. The adoption had no material impact on the Company’s financial position, results of operations or liquidity.

Recently Issued Accounting Standards or Updates Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases (ASU 2016-02). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-02 is effective for the Company for the year ended December 31, 2021, and all interim periods thereafter. Early adoption is permitted. The Company is assessing the impact of Topic 842 and believes it will likely have a material impact on its consolidated balance sheet when adopted. The Company is still evaluating the impact that the statement will have on its consolidated statement of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, an amendment which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-13 is effective for the Company for the year ended December 31, 2023, and all interim periods within that fiscal year. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU No.2018-15 (Subtopic 350-40), Intangible – Goodwill and Other – Internal-Use Software. ASU 2018-15 requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to internal-use software. For public entities, ASU 2018-15 is effective for fiscal years beginning after December 15, 2019. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2018-15 is effective for the Company for the year ended December 31, 2022, and all interim periods within that fiscal year. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 reduces costs and complexity of applying accounting standards while maintaining the usefulness of the information provided to users of financial statements. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2019-12 is effective for the Company for the year ended December 31, 2022, and all interim periods within that fiscal year. Early adoption is permitted. The Company is assessing the impact of the standard on the Company’s consolidated financial statements.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2019 and 2018. The following tables set forth the Company’s financial instruments (excluding restricted cash) that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$45,498	$45,498	$-	$-
U.S. government agency obligations	74,854	-	74,854	-
Corporate securities and commercial paper	67,918	-	67,918	-
Total assets measured at fair value	$188,270	$45,498	$142,772	$-

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Money market funds	$45,017	$45,017	$-	$-
U.S. government agency obligations	103,940	-	103,940	-
Corporate securities and commercial paper	110,768	-	110,768	-
Total assets measured at fair value	$259,725	$45,017	$214,708	$-

Classified as (with contractual maturities):

	Year Ended December 31,
	2019	2018
Cash and cash equivalents	$57,937	$71,064
Short-term investments (due within one year)	130,333	185,480
Long-term investments (due between one and two years)	-	3,181
	$188,270	$259,725

The investments are classified as available-for-sale marketable securities. At December 31, 2019 and 2018, the balance in the Company’s accumulated other comprehensive loss comprised activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale marketable securities during the years ended December 31, 2019 and 2018, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the periods then ended. The Company has a limited number of available-for-sale marketable securities in loss positions as of December 31, 2019, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The fair value and amortized cost of investments in marketable securities by major security type as of December 31, 2019 and 2018 are presented in the tables that follow (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2019:
Money market funds	$45,498	$-	$-	$45,498
U.S. government agency obligations	74,801	12	(1)	74,812
Corporate securities and commercial paper	67,907	55	(2)	67,960
Total	$188,206	$67	$(3)	$188,270

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2018:
Money market funds	$45,017	$-	$-	$45,017
U.S. government agency obligations	103,957	-	(17)	103,940
Corporate securities and commercial paper	110,859	-	(91)	110,768
Total	$259,833	$-	$(108)	$259,725

Note 4. Consolidated Balance Sheet Components

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2019	2018
Scientific equipment	$8,168	$6,628
Furniture and equipment	1,165	813
Capitalized software	146	146
Leasehold improvements	10,834	10,828
Construction in progress	238	335
Total	20,551	18,750
Less: Accumulated depreciation and amortization	(11,221)	(7,643)
Property and equipment, net	$9,330	$11,107

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2019	2018
Accrued personnel expenses	$4,571	$2,833
Accrued research and development expenses	4,572	2,816
Professional fees	183	211
Other	196	163
Total accrued liabilities	$9,522	$6,023

Note 5: Equity Investment in PACT Pharma

In 2016, the Company purchased approximately 3.6 million shares of common stock of PACT Pharma, Inc. (PACT Pharma), a privately funded, early-stage biopharmaceutical company focused on adoptive cell therapy, and 1.0 million shares of Series A preferred stock. The Company determined the fair value of such investment to be insignificant to the Company’s 2016 financial statements given the start-up nature of operations of PACT Pharma, and it was recorded at a nominal amount. The Company also received certain warrants to purchase PACT Pharma common stock exercisable upon PACT Pharma’s achievement of certain valuation thresholds pursuant to a Master Services Agreement between the Company and PACT Pharma (the PACT Agreement), which agreement has since expired. The Company determined PACT Pharma to be a variable interest entity, and that the Company has a variable interest in PACT. However, because the Company is not the primary beneficiary of PACT Pharma, it is not required to consolidate the results of operations of PACT Pharma within its consolidated financial statements.

The Company’s investment in PACT Pharma is accounted for as an equity method investment, and as a result the Company records its share of PACT Pharma’s operating results in interest and other income, net, in its consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2019, the Company’s share of PACT Pharma’s losses exceeded the carrying amount of the equity investment. Since the Company has no obligation to provide cash financing to PACT Pharma, no additional losses are being recorded beyond the investment’s carrying amount. For the year ended December 31, 2019, the Company recorded a $1.2 million loss for its share of PACT Pharma’s operating losses, and as of December 31, 2019 the carrying amount of the investment was zero. The unrecognized equity method losses in excess of the Company’s investment was $0.8 million as of December 31, 2019. For the year ended December 31, 2018, the Company recorded $0.9 million relating to its share of PACT Pharma’s operating losses.

For the years ended December 31, 2019 and 2018, the Company determined the fair value of the warrants to be insignificant to the consolidated financial statements.

Note 6. License and Collaboration Agreements

Taiho Pharmaceutical Co., Ltd

In September 2017, the Company and Taiho entered into an option and license agreement (the Taiho Agreement) to collaborate on the potential development and commercialization of certain investigational products from the Company’s portfolio in Japan and certain other territories in Asia (excluding China) (the Taiho Territory). The Taiho Agreement provides Taiho with exclusive options, over a five-year period (the Option Period), to obtain an exclusive development and commercialization license to clinical stage investigational products from the Company’s programs (each, an Arcus Program).

In consideration for the exclusive options and other rights contained in the Taiho Agreement, Taiho agreed to make non-refundable, non-creditable cash payments to the Company totaling $35.0 million, of which the Company received $25.0 million during 2017. An additional $5.0 million was received in 2018 and the remaining $5.0 million was received in 2019.

In the event that the Company has not initiated IND enabling studies for at least five Arcus Programs prior to the expiration of the Option Period, Taiho may elect to extend the Option Period, up to a maximum of seven years, subject to an extension fee. For each option that Taiho elects to exercise, they will be obligated to make an option exercise payment of between $3.0 million to $15.0 million, depending on the development stage of the applicable Arcus Program for which the option is exercised. In addition, the Taiho Agreement provides that the Company is eligible to receive additional clinical and regulatory milestones totaling up to $130.0 million per Arcus Program, and it will be eligible to receive contingent payments of up to $145.0 million per Arcus Program associated with the achievement of specified levels of Taiho net sales in the Taiho Territory.

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

The Company’s assessment of the transaction price included an analysis of amounts it expected to receive, which at contract inception consisted of the upfront cash payment of $20.0 million due upon contract execution in September

2017, a $5.0 million payment due within 30 days of contract execution, an anniversary payment of $5.0 million due in 2018, and a final anniversary payment of $5.0 million due in 2019. All payments were made by Taiho as they became due and payable so given this successful collection history, the Company considers the entire $35.0 million in non-refundable fees to be the initial transaction price.

The Company determined that the combined performance obligation of the research and development services and the obligation to participate on the joint steering committee are satisfied over time. The Company uses a time-elapsed input method to measure progress toward satisfying its performance obligation, which is the method the Company believes most faithfully depicts the Company’s performance in transferring the promised services during the time period in which Taiho has access to the Company’s research and development activities. Accordingly, the transaction price of $35.0 million is being recognized using this input method over the estimated performance period of five years.

The Company also concluded that, at the inception of the agreement, Taiho’s exclusive options are not considered material rights as the options do not contain a significant and incremental discount. The Company therefore excludes the exclusive options from the initial transaction price and accounts for them as separate contracts. In 2018, Taiho exercised its option to the Company’s adenosine receptor antagonist program, including AB928, for a fee of $3.0 million, which was recognized by the Company as revenue during the year ended December 31, 2018 under Topic 605. The adoption of Topic 606 in 2019 had no effect on the revenue recognized for this fee. In 2019, Taiho exercised its option to the Company’s anti-PD-1 antibody program, including zimberelimab (formerly referred to as AB122) for a fee of $8.0 million. The Company identified one performance obligation comprised of the delivery of the license, which was completed in 2019. The transaction price was determined to be the payment of $8.0 million, which was recognized by the Company as licensing revenue during the year ended December 31, 2019 under Topic 606. Upon the option exercises, Taiho gained sole responsibility for the development and commercialization of the licensed products from within the programs in the Taiho Territory.

The Company also determined that the clinical and regulatory milestone payments under the Taiho Agreement are variable consideration under Topic 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the clinical and regulatory milestones, such as the regulatory approvals which are not within the Company’s control, the Company will not consider achievement of such milestones to be probable until the uncertainty associated with the milestones has been resolved. When it is probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price, which will then be allocated to each performance obligation, on a relative standalone selling price basis, for which the Company recognizes revenue. As of December 31, 2019, no clinical or regulatory milestones had been achieved under the Taiho Agreement.

The Company also considers the contingent payments due from Taiho upon the achievement of specified sales volumes to be similar to royalty payments. The Company considers the license to be the predominant item to which the royalties relate. The Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of December 31, 2019, no sales milestone or royalty revenue has been recognized.

The Taiho Agreement shall remain in effect until expiry of all Royalty Terms for the licensed products, in each case subject to certain exceptions.

During the year ended December 31, 2019, the Company recognized a total of $15.0 million of revenue under the Taiho Agreement in accordance with Topic 606, consisting of revenue recognized for the option exercised and the non-refundable upfront research and development fees. During the year ended December 31, 2018, the Company recognized a total of $8.3 million of revenue under the Taiho Agreement in accordance with Topic 605, consisting of revenue recognized for the option exercised and the non-refundable upfront research and development fees. As of December 31, 2019, the Company recorded deferred revenue, current and deferred revenue, noncurrent of $7.0 million and $12.0 million, respectively, in its consolidated balance sheet.

Changes in Deferred Revenue Balances

The Company recognized the following revenue as a result of changes in the deferred revenue balance during the period below (in thousands):

Year Ended December 31,
Revenue recognized in the period from:	2019
Amounts included in deferred revenue at the beginning of the period	$7,000
Performance obligations satisfied in previous period	$-

WuXi Biologics License Agreement

The Company entered into a license agreement (the WuXi Agreement) with WuXi Biologics (Cayman) Inc. (WuXi Biologics) in August 2017, as subsequently amended in June 2019, in which it obtained an exclusive license to develop, use, manufacture, and commercialize products including an anti-PD-1 antibody worldwide except for Greater China and Thailand. The Company made a milestone payment of $7.5 million and incurred a sub-license fee of $1.2 million during the year ended December 31, 2019, which were recorded as research and development expense, as the products had not reached technological feasibility and did not have alternative future use. No milestone payments were made during the year ended December 31, 2018. The WuXi Agreement also provides for clinical and regulatory milestone payments, commercialization milestone payments of up to $375.0 million, and tiered royalty payments to be made to WuXi Biologics that range from the high single-digits to low teens of net sales by the Company of licensed products.

Abmuno License Agreement

In December 2016, the Company entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) in which it obtained a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody. No milestone payments were made during the year ended December 31, 2019. The Company made milestone payments of $2.8 million for the year ended December 31, 2018, which were recorded as research and development expense, as the products have not reached technological feasibility and do not have alternative future use. The Abmuno Agreement also provides for additional clinical, regulatory and commercialization milestone remaining payments of up to $101.0 million as of December 31, 2019.

Genentech Collaboration Agreement

In December 2019, the Company and Genentech, through F. Hoffmann-La Roche Ltd (collectively, Genentech) entered into a Master Clinical Collaboration Agreement (the Genentech Agreement) pursuant to which the parties may conduct combination clinical studies involving Genentech’s monoclonal antibody, atezolizumab (TECENTRIQ®) and the Company’s investigational products. Pursuant to the Genentech Agreement, the parties entered into Trial Supplements for the evaluation of AB928 and atezolizumab utilizing the MORPHEUS platform in two separate study indications: second and third line metastatic colorectal cancer and first line metastatic pancreatic cancer.

The Company and Genentech will each supply their respective investigational products for use in the collaboration studies and will share a portion of the development costs under specific terms as set forth in the agreement. For the year ended December 31, 2019, no expense was incurred.

Strata Collaboration Agreement

On April 30, 2019, the Company and Strata Oncology, Inc. (Strata) entered into a Co-Development and Collaboration Agreement (the Co-Development and Collaboration Agreement) to pursue a clinical development collaboration utilizing Strata’s precision drug development platform and proprietary biomarkers to evaluate zimberelimab, the Company’s clinical-stage anti-PD-1 antibody, in patients in a tumor-agnostic fashion.

Under the terms of the Co-Development and Collaboration Agreement, the parties will share a portion of development costs for the clinical collaboration under specified terms. Strata is eligible to receive $2.5 million upon the achievement of a development milestone, as well as regulatory and commercial milestones of up to $125.0 million and up to double-digit royalties on U.S. net sales of AB122 in the biomarker-identified indication. The Company made a milestone payment to Strata of $2.5 million for the year ended December 31, 2019, which was recorded as a research and development expense. For the year ended December 31, 2019, the Company incurred expenses of $1.0 million, of which $0.2 million had been reimbursed by Strata as development cost sharing. Net expenses related to this co-development agreement were recorded within research and development expenses. As further consideration in connection with the Co-Development and Collaboration Agreement, the Company issued to Strata 1,257,651 restricted shares of its common stock with an initial measured fair value of $15.0 million, which are subject to vesting based upon the achievement of specified regulatory milestones within certain timelines. Expense relating to the restricted shares subject to these milestones is recognized if it is considered probable that the associated shares will vest. The probability of achievement is assessed at the end of each quarterly period. As of December 31, 2019, the Company determined that none of the restricted shares were probable of vesting and, as a result, no compensation expense related to the restricted shares has been recognized to date.

Note 7: Convertible Preferred Stock and Stockholders’ Equity (Deficit)

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 410,000,000 shares of capital stock consisting of 400,000,000 shares common stock and 10,000,000 shares of preferred stock, both par value of $0.0001.

As of December 31, 2019 and 2018, the Company had reserved common stock, on an if-converted basis, for issuance as follows:

	As of December 31,
	2019	2018
Common stock options issued and outstanding	4,738,004	1,458,080
Remaining shares available for issuance under 2015 & 2018 Stock Plan	2,315,099	3,801,191
Unvested restricted stock issued as part of collaboration agreement	1,257,651	-
Total	8,310,754	5,259,271

As of December 31, 2019 and 2018, the Company had no outstanding convertible preferred stock. In connection with the completion of the Company’s IPO in March 2018, all outstanding shares of convertible preferred stock converted into 30,459,574 shares of common stock.

Note 8: Stock Plan and Stock-Based Compensation

Equity Incentive Plans

In May 2015, the Company adopted the 2015 Stock Plan, which was amended and restated in November 2015 (as amended from time to time, the 2015 Plan).

The terms of the 2015 Plan permitted option holders to exercise stock options before they vest, subject to certain limitations. Such unvested shares are subject to repurchase by the Company at the original exercise price in the event the option holder’s service to the Company is terminated either voluntarily or involuntarily. As a result of early exercises under the 2015 Plan, approximately 455,158 and 927,123 shares had not vested and were subject to repurchase as of December 31, 2019 and 2018, respectively. The Company treats cash received from the exercise of unvested options as a refundable deposit and classifies such amounts as a liability in its consolidated balance sheets. As of December 31, 2019 and 2018, the Company included cash received for the early exercise of unvested options of $1.7 million and $2.8 million, respectively, in other current and long-term liabilities, based on the timing of their expected vesting. Amounts included in liabilities are transferred into common stock and additional paid-in capital as the shares vest, which is generally over a period of 48 months.

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

As of December 31, 2019, there were 2,315,099 shares available for grant under the 2018 Plan. In accordance with the provisions of the 2018 Plan, the number of shares available for issuance under the Plan automatically increased by 1,837,000 shares on January 1, 2020.

The following table, which includes options granted under the 2015 Plan, 2018 Plan and the Non-Plan Option, summarizes option activity:

	Shares Subject to Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	1,458,080	$7.55
Options granted	3,967,746	$9.66
Options exercised	(41,762)	$4.85
Options forfeited or canceled	(646,060)	$10.01
Outstanding at December 31, 2019	4,738,004	$9.00	8.83	$8,174
Options vested and expected to vest as of December 31, 2019	4,738,004	$9.00	8.83	$8,174
Options exercisable as of December 31, 2019	1,145,303	$8.52	7.97	$2,851

As of December 31, 2019, unrecognized employee and nonemployee compensation costs of $23.7 million related to non-vested stock option awards is expected to be recognized over a weighted average period of 2.9 years. During the years ended December 31, 2019 and 2018, the intrinsic value of shares exercised was $0.2 million and $0.6 million, respectively, and the fair value of shares vested during the respective years was $7.8 million and $3.0 million.

Employee Stock Purchase Plan

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

As of December 31, 2019, there were 933,273 shares available for purchase under the 2018 ESPP. In accordance with the provisions of the 2018 ESPP, the number of shares available for purchase under the Plan automatically increased by 459,250 shares on January 1, 2020.

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

A summary of the Company’s non-vested restricted stock for the periods presented is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Remaining Contractual Term (Years)
Balance, December 31, 2018	289,352	$0.000396	0.4
Vested during the year	289,352	$0.000396
Balance, December 31, 2019	-	$-	-

Non-employee stock-based compensation

As of December 31, 2019 and 2018, 372,774 and 14,918 respectively, of vested stock options and 308,596, and 31,388, respectively, of unvested stock options were held by non-employees. The amount of stock-based compensation expense related to non-employees recognized in the consolidated financial statements for the years ended December 31, 2019 and 2018 was $0.9 million and $0.3 million, respectively.

Stock-based compensation expense

The following table summarizes employee and non-employee stock-based compensation expense for the years ended December 31, 2019 and 2018, and also the allocation within the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$4,152	$2,255
General and administrative	4,829	1,619
Total stock-based compensation	$8,981	$3,874

Valuation Assumptions

The Company estimates the fair value of options and ESPP shares utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The Company recognizes compensation on a straight-line basis over the requisite vesting period for each award. The following assumptions were used to calculate the fair value of stock-based compensation for the years ended December 31, 2019, and 2018:

	Stock Options		ESPP
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
Risk-free interest rate	1.6% - 2.3%	1.2% - 3.1%	1.6% - 2.3%	2.1% - 2.6%
Expected term (in years)	6.02	5.16-9.95	0.5-2.0	0.5-2.0
Volatility	71.8% - 74.6%	58.7%-75.5%	64.8% - 77.1%	54.3% - 65.5%
Dividend yield	0%	0%	0%	0%

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

Note 9. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018
Numerator:
Net loss	$(84,710)	$(49,594)
Denominator:
Weighted-average common shares outstanding	45,385,489	36,357,336
Less: weighted-average common shares subject to repurchase	(1,559,498)	(1,739,099)
Weighted-average common shares used to compute basic and diluted net loss per share	43,825,991	34,618,237
Net loss per share, basic and diluted	$(1.93)	$(1.43)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	At December 31,
	2019	2018
Common stock options issued and outstanding	4,738,004	1,458,079
Unvested early exercised common stock options	455,158	927,123
Unvested restricted stock issued as part of collaboration agreement	1,257,651	-
Unvested restricted common stock	-	289,352
Total	6,450,813	2,674,554

Note 10: Provision for Income Taxes

The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2019	2018
Federal statutory income tax rate	21.00%	21.00%
Non-deductible expenses and other	(1.35)%	(1.54)%
Change in valuation allowance	(19.65)%	(19.46)%
Total	0.00%	0.00%

As of December 31, 2019 and 2018, the components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Federal and state net operating loss carryforwards	$30,049	$16,076
Research and development credits carryforwards	8,077	5,087
Depreciation	6,052	3,942
Deferred Revenue	3,277	3,909
Other	2,965	1,724
Total deferred tax assets	50,420	30,738
Less valuation allowance	(50,420)	(30,738)
Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered such factors as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At present, the Company does not believe that it is more likely than not that the deferred tax assets will be realized; accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying consolidated balance sheets. The valuation allowance increased by approximately $19.7 million and 12.2 million, respectively, for the years ended December 31, 2019 and 2018.

At December 31, 2019, the Company has total net operating loss carryforwards (NOLs) of $137.1 million for federal income tax purposes, of which approximately $47.4 million begin to expire in 2035 and approximately $89.7 million that have no expiration date and federal research tax credits of approximately $6.1 million that begin to expire in 2035. The Company also has state NOLs of approximately $16.9 million that begin to expire in 2035, and state research tax credits of approximately $5.0 million that have no expiration date. Use of the NOLs and credit carryforwards may be subject to a substantial annual limitation due to the ownership change provisions of U.S. tax law, as defined in Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before use. The Company determined that an ownership change occurred in 2015 in conjunction with its Series A Preferred Stock financing and in 2017 in conjunction with its Series C Preferred Stock financing but does not expect that these ownership changes will result in the expiration of any the NOLs prior to utilization.

The Company has not been audited by the Internal Revenue Service, any state or foreign tax authority. The Company is subject to taxation in the United States and also beginning in 2017, in Australia. Because of the net operating loss and research credit carryforwards, all of the Company’s tax years, from 2015 to 2018, remain open to U.S. federal and California state tax examinations. In addition, the Company’s tax years from 2017 to 2018 are open to examination in Australia. There were no interest or penalties accrued at December 31, 2019 or 2018.

Uncertain Tax Positions

The Company follows the provisions of FASB Accounting Standards Codification (ASC 740-10), Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the consolidated financial statements. The Company’s reserve for unrecognized tax benefits is approximately $2.2 million and $1.1 million at December 31, 2019 and 2018, respectively.

Due to the full valuation allowance at December 31, 2019 and 2018, current adjustments to the unrecognized tax benefit will have no impact on the Company’s effective income tax rate; any adjustments made after the valuation allowance is released will have an impact on the tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance	$1,084	$622
Additions (decreases) for tax positions taken in a prior year	(7)	8
Additions for tax positions taken in current year	1,088	454
Ending balance	$2,165	$1,084

The Company does not anticipate material changes to its uncertain tax positions through the next 12 months.

Note 11: Commitments

Purchase Commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30 days’ notice and the obligations under these contracts are largely based on services performed.

Leases

The Company leases office space in Hayward, California under non-cancelable operating leases with expiration in 2025. Rent expense was $1.6 million for each of the years ended December 31, 2019 and 2018. Future minimum lease payments under non-cancelable operating leases as of December 31, 2019 are as follows (in thousands):

Year ending December 31:	Operating Leases
2020	$2,105
2021	2,195
2022	2,265
2023	2,339
2024	2,415
2025	2,072
Total	$13,391

Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $0.1 million under a future noncancelable sublease.

The Company has provided deposits for letters of credit totaling $0.2 million to secure its obligations under its lease, which have been classified as long-term assets on the Company’s consolidated balance sheet as of December 31, 2019.

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2019 and 2018.

Note 12: Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for tax-deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company made no contributions to the plan for the years ended December 31, 2019 and 2018.

In January 2020, the Company’s Board of Directors adopted the 2020 Inducement Plan, pursuant to which it reserved and authorized 3,000,000 shares of the Company’s common stock in order to award non-statutory stock options and other equity-based awards as a material inducement to eligible individuals to enter into employment with the Company. No shares have been issued under the 2020 Inducement Plan.

Note 13: Selected Unaudited Quarterly Financial Data

The following table summarizes the Company’s unaudited quarterly financial data for the last two years (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Total revenues	$1,750	$1,750	$1,750	$9,750
Total operating expenses	$20,523	$30,910	$24,999	$27,277
Net loss	$(17,670)	$(28,090)	$(22,352)	$(16,598)
Net loss per share — basic and diluted	$(0.41)	$(0.64)	$(0.51)	$(0.38)
Weighted average number of shares, basic and diluted	43,508,592	43,797,718	43,939,281	44,056,407
2018
Total revenues	$1,250	$1,250	$4,291	$1,562
Total operating expenses	$14,581	$17,149	$16,436	$15,046
Net loss	$(12,954)	$(13,533)	$(10,812)	$(12,295)
Net loss per share — basic and diluted	$(1.37)	$(0.32)	$(0.25)	$(0.28)
Weighted average number of shares, basic and diluted	9,488,352	42,533,641	42,838,098	43,163,412

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated − Framework (2013).

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control − Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2019 (our “Proxy Statement”) and is incorporated into this Annual Report on Form 10-K by reference, specifically:

•

Information regarding our directors and any persons nominated to become a director, as well as with respect to some other required board matters, is set forth under Proposal 1 entitled “Election of Directors” and under “Corporate Governance.”

•	Information regarding our audit committee and our designated “audit committee financial expert” is set forth under the caption “Corporate Governance.”
•	Information regarding Section 16(a) beneficial ownership reporting compliance, if any, will be set forth under the caption “Delinquent Section 16(a) Reports.”
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

See Exhibit Index following Item 16 below.

Item 16. Form 10-K Summary

None.

Exhibit Index

	Exhibit Description	Incorporated by Reference

Exhibit Number		Form	File No	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018

3.2	Amended and Restated Bylaws	10-Q	001-38419	3.2	May 9, 2018

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2*	Description of Common Stock

10.1A	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223086	10.1	February 16, 2018

10.2A	Arcus Biosciences, Inc. 2015 Stock Plan and forms of agreements thereunder.	S-1/A	333-223086	10.2	March 5, 2018

10.3A	Arcus Biosciences, Inc. 2018 Equity Incentive Plan, including form agreements, to be in effect upon completion of the offering.	S-1/A	333-223086	10.3	March 5, 2018

10.4A	Arcus Biosciences, Inc. 2018 Employee Stock Purchase Plan, to be in effect upon the completion of the offering.	S-1/A	001-38419	10.4	March 5, 2018

10.5A	Amended and Restated Letter Agreement, dated February 14, 2018, between the Registrant and Terry Rosen, Ph.D.	S-1	333-223086	10.5	February 16, 2018

10.6A	Amended and Restated Letter Agreement, dated February 14, 2018, between the Registrant and Juan Carlos Jaen, Ph.D.	S-1	333-223086	10.6	February 16, 2018

10.7A	Amended and Restated Letter Agreement, dated February 14, 2018, between the Registrant and Jennifer Jarrett.	S-1	333-223086	10.7	February 16, 2018

10.8	Lease, dated September 30, 2015, between the Registrant and Hayward Point Eden I Limited Partnership, as amended on July 22, 2016 and October 12, 2017.	S-1	333-223086	10.8	February 16, 2018

10.9*A	Compensation Program for Non-Employee Directors.

10.10B	License Agreement, dated December 8, 2016, between the Registrant and Abmuno Therapeutics LLC.	S-1	333-223086	10.10	February 16, 2018

10.11B	License Agreement, dated August 16, 2017, between the Registrant and WuXi Biologics (Cayman) Inc.	S-1	333-223086	10.11	February 16, 2018

10.12B	Option and License Agreement, dated September 19, 2017, between the Registrant and Taiho Pharmaceutical Co., Ltd.	S-1	333-223086	10.12	February 16, 2018

10.13A	Arcus Biosciences, Inc. Management Cash Incentive Plan.	S-1	333-223086	10.13	February 16, 2018

10.14A	Form of Severance and Change in Control Agreement (for use before September 24, 2018).	S-1	333-223086	10.14	February 16, 2018

10.15B	Amendment No. 1 to Option and License Agreement, dated September 19, 2017, between Arcus Biosciences, Inc. and Taiho Pharmaceutical Co, Ltd.	10-Q	001-38419	10.1	November 8, 2018

10.16A	Form of Severance and Change in Control Agreement (for use from September 24, 2018)	10-Q	001-38419	10.2	November 8, 2018

10.17A	Separation and Consulting Agreement by and between the Company and Jennifer Jarrett dated January 3, 2019	10-K	001-38419	10.17	March 5, 2019

10.18A	Separation and Consulting Agreement by and between the Company and Steven Chan dated March 1, 2019	10-K	001-38419	10.18	March 5, 2019

10.19A	Offer letter, dated February 22, 2019, between the Company and Rekha Hemrajani	10-Q	001-38419	10.1	May 2, 2019

10.20 A	Offer Letter, dated March 16, 2019, between the Company and William Grossman	10-Q	001-38419	10.1	August 6, 2019

10.21C	Amendment No. 1 dated June 27, 2019 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-Q	001-38419	10.2	August 6, 2019

10.22A	Offer Letter, dated May 20, 2019, between the Company and Jason Barker	10-Q	001-38419	10.1	November 5, 2019
10.23A	Separation Agreement, dated August 29, 2019, between the Company and Rekha Hemrajani	10-Q	001-38419	10.2	November 5, 2019
10.24*A	Amendment to Separation and Consulting Agreement by and between the Company and Jennifer Jarrett dated January 3, 2019

10.25*A	Arcus Biosciences, Inc. 2020 Inducement Plan

10.26*A	Arcus Biosciences, Inc. Stock Option Grant Notice (2020 Inducement Plan)

10.27*A	Arcus Biosciences, Inc. Restricted Stock Unit Grant Notice (2020 Inducement Plan)

10.28*C	Amendment No. 2 dated March 2, 2020 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.

23.1*	Consent of independent registered public accounting firm

24.1*	Power of Attorney (included on signature page to this Annual Report)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
A	Indicates management contract or compensatory plan or arrangement.
B	The Company has been granted confidential treatment for certain portions of this exhibit. The omitted portions have been filed separately with the Securities and Exchange Commission.
C	This exhibit omits information subject to confidential treatment.
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

ARCUS BIOSCIENCES, INC.

Date: March 5, 2020	By:	/s/ Terry Rosen
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

Name	Title	Date

/s/ Terry Rosen	Chief Executive Officer and Director	March 5, 2020
Terry Rosen, Ph.D.	(Principal Executive Officer)

/s/ Juan Carlos Jaen	President and Director	March 5, 2020
Juan Carlos Jaen, Ph.D.

/s/ Jason Barker	Vice President, Finance	March 5, 2020
Jason Barker	(Principal Financial and Accounting Officer)

/s/ David William Beier	Director	March 5, 2020
David William Beier

/s/ Kathryn Falberg	Director	March 5, 2020
Kathryn Falberg

/s/ Jennifer Jarrett	Director	March 5, 2020
Jennifer Jarrett

/s/ Yasunori Kaneko	Director	March 5, 2020
Yasunori Kaneko, M.D.

/s/ Patrick Machado	Director	March 5, 2020
Patrick Machado, J.D.

/s/ Antoni Ribas	Director	March 5, 2020
Antoni Ribas, M.D., Ph.D.