Form 10-Q
period 2020-03-31
Arcus Biosciences, Inc.
filed 2020-05-05
CIK 1724521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 46,046,026 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2020	2019*
ASSETS
Current assets:
Cash and cash equivalents	$67,326	$57,937
Short-term investments	90,540	130,333
Receivable from collaboration partners	344	132
Prepaid expenses and other current assets	8,007	4,303
Total current assets	166,217	192,705
Property and equipment, net	8,761	9,330
Restricted cash	203	203
Other long-term assets	963	872
Total assets	$176,144	$203,110
LIABILITIES
Current liabilities
Accounts payable	$2,426	$4,704
Accrued liabilities	10,170	9,522
Deferred revenue, current	7,000	7,000
Other current liabilities	1,408	1,480
Total current liabilities	21,004	22,706
Deferred revenue, noncurrent	10,272	12,022
Deferred rent	3,590	3,734
Other long-term liabilities	640	806
Total liabilities	35,506	39,268
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2020 and December 31, 2019; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 45,982,788 and 45,925,004 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	373,425	369,100
Accumulated deficit	(233,079)	(205,326)
Accumulated other comprehensive income	288	64
Total stockholders’ equity	140,638	163,842
Total liabilities, convertible preferred stock and stockholders’ equity	$176,144	$203,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	The Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from the audited financial statements as of that date.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Collaboration and license revenue	$1,750	$1,750
Operating expenses:
Research and development	23,142	15,554
General and administrative	7,008	4,969
Total operating expenses	30,150	20,523
Loss from operations	(28,400)	(18,773)
Non-operating income (expense):
Interest and other income, net	647	1,534
Gain on deemed sale from equity method investee	482	-
Share of loss from equity method investee	(482)	(431)
Total non-operating income, net	647	1,103
Net loss	(27,753)	(17,670)
Other comprehensive income	224	136
Comprehensive loss	$(27,529)	$(17,534)
Net loss per share, basic and diluted	$(0.63)	$(0.41)
Weighted-average number of shares used to compute basic and diluted net loss per share	44,282,607	43,508,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(unaudited)

	Common stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018 *	43,610,823	$4	$357,873	$(122,828)	$(107)	$234,942
Cumulative effect adjustment upon adoption of ASC 606	-	-	-	2,212	-	2,212
Issuance of common stock upon exercise of stock options	69	-	-	-	-	-
Vesting of early exercised stock options and restricted stock	114,934	-	273	-	-	273
Stock-based compensation	-	-	1,674	-	-	1,674
Other comprehensive loss	-	-	-	-	136	136
Net loss	-	-	-	(17,670)		(17,670)
Balance at March 31, 2019	43,725,826	$4	$359,820	$(138,286)	$29	$221,567

Balance at December 31, 2019 *	44,212,195	$4	$369,100	$(205,326)	$64	$163,842
Issuance of common stock upon exercise of stock options	59,939	-	643	-	-	643
Vesting of early exercised stock options and restricted stock	77,388	-	220	-	-	220
Stock-based compensation	-	-	3,462	-	-	3,462
Other comprehensive loss	-	-	-	-	224	224
Net loss	-	-	-	(27,753)	-	(27,753)
Balance at March 31, 2020	44,349,522	$4	$373,425	$(233,079)	$288	$140,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	The balances as of December 31, 2019 and 2018 have been derived from the audited financial statements as of that date.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flow from operating activities
Net loss	$(27,753)	$(17,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,462	1,674
Depreciation and amortization	842	953
Share of loss from equity method investee	482	431
Gain on deemed sale from equity method investee	(482)	-
Amortization of premiums on investments	(248)	(747)
Changes in operating assets and liabilities:
Receivable from collaboration partners	(212)	-
Amounts owed by a related party	-	83
Prepaid expenses and other current assets	(3,704)	(759)
Other long-term assets	(91)	(30)
Accounts payable	(2,342)	(517)
Accrued liabilities	648	1,606
Other current liabilities	-	14
Deferred revenue	(1,750)	(1,750)
Deferred rent	(129)	(127)
Net cash used in operating activities	(31,277)	(16,839)
Cash flow from investing activities
Purchases of short-term and long-term investments	(8,885)	(72,407)
Proceeds from maturities of short-term and long-term investments	49,150	87,314
Purchases of property and equipment	(209)	(628)
Net cash provided by investing activities	40,056	14,279
Cash flow from financing activities
Proceeds from issuance of common stock	643	-
Repurchase of unvested shares of stock	(33)	(5)
Net cash provided by (used in) financing activities	610	(5)
Net increase (decrease) in cash and cash equivalents	9,389	(2,565)
Cash, cash equivalents and restricted cash at beginning of period	58,140	71,267
Cash, cash equivalents and restricted cash at end of period	$67,529	$68,702
Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	$76	$380
Vesting of early exercised stock options and restricted stock	$220	$273

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization

Description of Business

Arcus Biosciences, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on creating best-in-class cancer therapies. The Company’s initial focus has been on well-characterized biological pathways with significant scientific data supporting their importance. Since its inception in 2015, the Company has built a robust and highly efficient drug discovery capability to create highly differentiated small molecules, which the Company is developing in combination with its in-licensed monoclonal antibodies through rationally designed, indication-specific, adaptive clinical trial designs.

Liquidity and Capital Resources

As of March 31, 2020, the Company had cash and investments of $157.9 million, which are cash, cash equivalents, and investments in marketable securities, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the filing date of this report.

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

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2020.

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

Principles of Consolidation

The Company established a wholly-owned subsidiary in Australia in 2017 and a wholly-owned subsidiary in Ireland in 2019. The condensed consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. All intercompany accounts, transactions and balances have been eliminated.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. Estimates were used to determine the value of stock-based awards and other issuances, accruals for research and development costs, useful lives of long-lived assets, and uncertain tax positions. Actual results could differ materially from the Company’s estimates.

Cash Equivalents and Short-Term Investments

Cash equivalents include marketable securities having an original maturity of three months or less at the time of purchase. Short-term investments have maturities of greater than three months and up to twelve months at the time of purchase. Collectively, cash equivalents, short-term and long-term investments are considered available-for-sale and are recorded at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss. Realized gains and losses are included in interest and other income, net in the condensed consolidated statements of operations and comprehensive income or loss. The basis on which the cost of a security that is sold or an amount that is reclassified out of accumulated other comprehensive income or loss into earnings is determined using the specific identification method.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash as Reported in Condensed Consolidated Statements of Cash Flows

Restricted cash at March 31, 2020 and December 31, 2019 represents cash balances held as security in connection with the Company’s facility lease agreements. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the total shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$67,326	$57,937
Restricted cash	203	203
Cash, cash equivalents and restricted cash	$67,529	$58,140

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

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 reduces costs and complexity of applying accounting standards while maintaining the usefulness of the information provided to users of financial statements. While not required to be adopted until 2021 for most calendar year public business entities, early adoption is permitted for any financial statements not yet issued. The Company has decided to early adopt this ASU as of January 1, 2020, with an immaterial impact on the financial statements.

Recently Issued Accounting Standards or Updates Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases (ASU 2016-02). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. For public entities, ASU 2016-02 became effective for fiscal years beginning after December 15, 2018. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-02 is effective for the Company for the year ended December 31, 2021, and all interim periods within that fiscal year. Early adoption is permitted. The Company is assessing the impact of Topic 842 and believes it will likely have a material impact on its condensed consolidated balance sheet when adopted. The Company is still evaluating the impact that the statement will have on its condensed consolidated statement of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, an amendment which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording of current expected credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2016-13 is effective for the Company for the year ended December 31, 2023, and all interim periods within that fiscal year. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

In November 2018, the FASB issued ASU No. 2018-18 (Topic 808), Collaborative Arrangements. ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. For public entities, ASU 2018-18 is effective for fiscal years beginning after December 15, 2019. As a result of the Company having elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, ASU 2018-18 is effective for the Company for the year ended December 31, 2021, and all interim periods within that fiscal year. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy as of March 31, 2020 and December 31, 2019. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$67,326	$67,326	$-	$-
U.S. government treasury and agency securities	55,969	-	55,969	-
Corporate securities and commercial paper	34,571	-	34,571	-
Total assets measured at fair value	$157,866	$67,326	$90,540	$-

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$45,498	$45,498	$-	$-
U.S. government treasury and agency securities	74,854	-	74,854	-
Corporate securities and commercial paper	67,918	-	67,918	-
Total assets measured at fair value	$188,270	$45,498	$142,772	$-

Classified as (with contractual maturities):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$67,326	$57,937
Short-term investments (due within one year)	90,540	130,333
Total cash, cash equivalents and investments in marketable securities	$157,866	$188,270

Investments in marketable securities are classified as available-for-sale. At March 31, 2020 and December 31, 2019, the balance in the Company’s accumulated other comprehensive loss comprised activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale marketable securities as of March 31, 2020 and December 31, 2019, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the periods then ended. The Company has a limited number of available-for-sale marketable securities in loss positions as of March 31, 2020, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The fair value and amortized cost of investments in marketable securities by major security type as of March 31, 2020 and December 31, 2019 are presented in the tables that follow (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of March 31, 2020:
Money market funds	$67,326	$-	$-	$67,326
U.S. government treasury and agency securities	55,663	306	-	55,969
Corporate securities and commercial paper	34,589	9	(27)	34,571
Total	$157,578	$315	$(27)	$157,866

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2019:
Money market funds	$45,498	$-	$-	$45,498
U.S. government treasury and agency securities	74,854	12	(1)	74,865
Corporate securities and commercial paper	67,918	55	(2)	67,971
Total	$188,270	$67	$(3)	$188,334

Note 4: Equity Investment

In 2016, the Company purchased approximately 3.6 million shares of common stock of PACT Pharma, Inc. (PACT Pharma), a privately funded, early-stage biopharmaceutical company focused on adoptive cell therapy, and 1.0 million shares of Series A preferred stock. The Company determined the fair value of such investment to be insignificant to the Company’s 2016 financial statements given the start-up nature of operations of PACT Pharma, and it was recorded at a nominal amount. The Company also received certain warrants to purchase PACT Pharma common stock exercisable upon PACT Pharma’s achievement of certain valuation thresholds pursuant to a Master Services Agreement between the Company and PACT Pharma (the PACT Agreement), which agreement has since expired. The Company determined PACT Pharma to be a variable interest entity, and that the Company has a variable interest in PACT. However, because the Company is not the primary beneficiary of PACT Pharma, it is not required to consolidate the results of operations of PACT Pharma within its condensed consolidated financial statements.

The Company’s investment in PACT Pharma is accounted for as an equity method investment, and as a result the Company records its share of PACT Pharma’s operating results in interest and other income, net, in its condensed consolidated statements of operations and comprehensive loss. The investment balance was zero at March 31, 2020 and December 31, 2019.

In January 2020, PACT Pharma closed its Series C convertible preferred stock financing. The Company did not participate in this financing and therefore its equity ownership percentage in PACT Pharma decreased. As a result of the dilution in its equity ownership percentage and an increase in PACT Pharma’s estimated fair value per share, the Company realized a $1.3 million gain on deemed sale from equity method investee during the quarter ended March 31, 2020. After applying the $0.8 million in losses accumulated in prior periods when the equity investment balance was zero, the Company recorded a gain of $0.5 million and an increase to the fair value of the investment balance in the consolidated balance sheet as of March 31, 2020 by the same amount.

The Company’s share of PACT Pharma’s losses for the three months ended March 31, 2020 exceeded the gains on deemed sale recognized as a result of the Series C financing. Since the Company has no obligation to provide cash financing to PACT Pharma, no additional losses are being recorded beyond the investment’s carrying amount. For the three months ended March 31, 2020, the Company recorded $0.5 million for its share of PACT Pharma’s operating losses. No losses were recognized during the three months ended March 31, 2019 because the value of the investment at that date was zero. The unrecognized equity method losses in excess of the Company’s investment was $0.1 million as of March 31, 2020.

At March 31, 2020 and December 31, 2019, the Company determined the fair value of the warrants to be insignificant to the condensed consolidated financial statements.

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

In the event that the Company has not initiated IND enabling studies for at least five Arcus Programs prior to the expiration of the Option Period, Taiho may elect to extend the Option Period, up to a maximum of seven years, subject to an extension fee. For each option that Taiho elects to exercise, Taiho will be obligated to make an option exercise payment of between $3.0 million to $15.0 million, depending on the development stage of the applicable Arcus Program for which the option is exercised. In addition, the Taiho Agreement provides that the Company is eligible to receive additional clinical and regulatory milestones totaling up to $130.0 million per Arcus Program, and it will be eligible to receive contingent payments of up to $145.0 million per Arcus Program associated with the achievement of specified levels of Taiho net sales in the Taiho Territory.

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

The Company also concluded that, at the inception of the agreement, Taiho’s exclusive options are not considered material rights as the options do not contain a significant and incremental discount. The Company therefore excludes the exclusive options from the initial transaction price and accounts for them as separate contracts. In 2018, Taiho exercised its option to the Company’s adenosine receptor antagonist program, including AB928, for a fee of $3.0 million, which was recognized by the Company as revenue during the year ended December 31, 2018 under Topic 605. The adoption of Topic 606 in 2019 had no effect on the revenue recognized for this fee. In 2019, Taiho exercised its option to the Company’s anti-PD-1 antibody program, including zimberelimab (formerly referred to as AB122) for a fee of $8.0 million. The Company identified one performance obligation, the delivery of the license, which was completed in 2019. The transaction price was determined to be the payment of $8.0 million, which was recognized by the Company as licensing revenue during the year ended December 31, 2019 under Topic 606. Upon the option exercises, Taiho gained sole responsibility for the development and commercialization of the licensed products from within the programs in the Taiho Territory.

The Company also determined that the clinical and regulatory milestone payments under the Taiho Agreement are variable consideration under Topic 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the clinical and regulatory milestones, such as the regulatory approvals which are not within the Company’s control, the Company will not consider achievement of such milestones to be probable until the uncertainty associated with the milestones has been resolved. When it is probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price, which will then be allocated to each performance obligation, on a relative standalone selling price basis, for which the Company recognizes revenue. As of March 31, 2020, no clinical or regulatory milestones had been achieved under the Taiho Agreement.

The Company also considers the contingent payments due from Taiho upon the achievement of specified sales volumes to be similar to royalty payments. The Company considers the license to be the predominant item to which the royalties relate. The Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of March 31, 2020, no sales milestone or royalty revenue has been recognized.

The Taiho Agreement shall remain in effect until expiry of all Royalty Terms for the licensed products, in each case subject to certain exceptions.

During each of the three months ended March 31, 2020 and 2019, the Company recognized a total of $1.8 million of revenue under the Taiho Agreement, consisting of revenue recognized for the non-refundable upfront research and development fees. As of March 31, 2020, the Company recorded deferred revenue, current and deferred revenue, noncurrent of $7.0 million and $10.3 million, respectively, in its condensed consolidated balance sheet.

Changes in Deferred Revenue Balances

The Company recognized the following revenue as a result of changes in the deferred revenue balance during the period below (in thousands):

	Three Months Ended March 31,
Revenue recognized in the period from:	2020	2019
Amounts included in deferred revenue at the beginning of the period	$1,750	$1,750
Performance obligations satisfied in previous period	-	-

WuXi Biologics License Agreement

The Company entered into a license agreement (the WuXi Agreement) with WuXi Biologics (Cayman) Inc. (WuXi Biologics) in August 2017, as subsequently amended in June 2019, in which it obtained an exclusive license to develop, use, manufacture, and commercialize products including an anti-PD-1 antibody worldwide except for Greater China and Thailand. From the inception of the WuXi Agreement through March 31, 2020, the Company has made upfront and milestone payments of $26.0 million and incurred a sub-license fee of $1.2 million. The sub-license fee was incurred in the fourth quarter of 2019 and paid in the first quarter of 2020. These payments were recorded as research and development expense, as the products had not reached technological feasibility and do not have an alternative future use. The WuXi Agreement also provides for clinical and regulatory milestone payments, commercialization milestone payments of up to $375.0 million, and tiered royalty payments to be made to WuXi Biologics that range from the high single-digits to low teens of net sales by the Company of licensed products.

The Company incurred no expense on the WuXi Agreement during the three months ended March 31, 2020.

Abmuno License Agreement

In December 2016, the Company entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) for a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including AB154. Under the Abmuno Agreement, the Company has made upfront and milestone payments totaling $6.6 million as of December 31, 2019. The Abmuno Agreement also provides for additional clinical, regulatory and commercialization milestone remaining payments of up to $101.0 million as of March 31, 2020.

No upfront or milestone payments were made under the Abmuno Agreement during the three months ended March 31, 2020 or 2019, respectively.

Genentech Collaboration Agreement

In December 2019, the Company and Genentech, through F. Hoffmann-La Roche Ltd (collectively, Genentech) entered into a Master Clinical Collaboration Agreement (the Genentech Agreement) pursuant to which the parties may conduct combination clinical studies involving Genentech’s monoclonal antibody, atezolizumab (TECENTRIQ®) and the Company’s investigational products. Pursuant to the Genentech Agreement, the parties entered into Trial Supplements for the evaluation of AB928 and atezolizumab utilizing the MORPHEUS platform in two separate study indications: second and third line metastatic colorectal cancer; and first line metastatic pancreatic cancer. The Company and Genentech will each supply their respective investigational products for use in the collaboration studies and will share a portion of the development costs under specific terms as set forth in the agreement.

No expense was incurred on this collaboration for the quarter ended March 31, 2020.

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

Under the terms of the Co-Development and Collaboration Agreement, the parties will share a portion of development costs for the clinical collaboration under specified terms. Strata is eligible to receive $2.5 million upon the achievement of a development milestone, as well as regulatory and commercial milestones of up to $125.0 million and up to double-digit royalties on U.S. net sales of zimberelimab in the biomarker-identified indication. From the inception of the Agreement through March 31, 2020, the Company has made a milestone payment of $2.5 million and has incurred expenses of $1.4 million, of which $0.3 million had been reimbursed by Strata as development cost sharing. These payments were recorded as research and development expense.

As further consideration in connection with the Co-Development and Collaboration Agreement, the Company issued to Strata 1,257,651 restricted shares of its common stock with an initial measured fair value of $15.0 million, which are subject to vesting based upon the achievement of specified regulatory milestones within certain timelines. Expense relating to the restricted shares subject to these milestones is recognized if it is considered probable that the associated shares will vest. The probability of achievement is assessed at the end of each quarterly period. As of March 31, 2020, the Company determined that none of the restricted shares were probable of vesting and, as a result, no compensation expense related to the restricted shares has been recognized to date.

For the three months ended March 31, 2020, the Company incurred expenses of $0.4 million, of which $0.1 million had been reimbursed by Strata as development cost sharing. Net expenses related to this co-development agreement were recorded within research and development expenses.

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

In January 2020, the Company adopted the 2020 Inducement Plan (2020 Plan). Under the 2020 Plan, 3,000,000 shares were reserved for issuance.

Total stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2020	2019
Research and development	$1,736	$847
General and administrative	1,726	827
Total stock-based compensation	$3,462	$1,674

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Accrued personnel expenses	$2,566	$4,571
Accrued research and development expenses	6,798	4,572
Professional fees	323	183
Other	483	196
Total	$10,170	$9,522

Note 8. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(27,753)	$(17,670)
Denominator:
Weighted-average common shares outstanding	45,953,213	44,532,073
Less: weighted-average common shares subject to vesting	(1,670,606)	(1,023,481)
Weighted-average common shares used to compute basic and diluted net loss per share	44,282,607	43,508,592
Net loss per share: basic and diluted	$(0.63)	$(0.41)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of March 31,
	2020	2019
Common stock options issued and outstanding	6,725,835	3,222,103
Unvested restricted common stock issued as part of collaboration agreement	1,257,651	-
Unvested early exercised common stock options	375,615	811,300
Unvested restricted common stock	-	115,741
Total	8,359,101	4,149,144

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2020. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.”

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

COVID-19 Pandemic

The degree to which COVID-19 impacts our business operations, research and development programs and financial condition will depend on future developments, including new information which may emerge concerning the duration and/or severity of the outbreak, actions by government authorities to contain the spread of the virus, and how quickly and to what extent normal economic and operating conditions can resume. Our management is actively monitoring this health crisis and its effects on our operations, key vendors and workforce.

In mid-March, we voluntarily transitioned our employees, including our laboratory-based personnel, to work-from-home prior to the institution of state and local shelter-in-place orders. Most of our non-laboratory operations, including the conduct and management of our clinical trials and the contract manufacturing organizations engaged in CMC activities on our behalf, were easily and quickly transitioned to remote work arrangements. However, we are not able to transition our laboratory operations to work-from-home and have only arranged for limited outsourcing of our discovery activities to third-party research organizations; most of our scientific staff have been engaged remotely in non-laboratory activities such as the evaluation and planning for future discovery efforts and writing of regulatory reports and other documents.

Entering into 2020, we anticipated that our discovery-stage programs would lead to the advancement of two new molecules into the clinic in the first quarter of 2021. Based upon current timelines, the first program that we were looking to advance into the clinic in this timeframe continues in preclinical development, with no delays anticipated thus far. Our inability to conduct laboratory operations, however, may delay the advancement of the second of these two discovery-stage programs into the clinic; the magnitude of this delay will not be known until the duration of the current shelter-in-place and any additional public health orders are known. Currently, the shelter-in-place order imposed by the State of California has no specified expiration date, and the local shelter in place order has been extended to the end of May 2020 and may be extended further. Prolonged imposition of the shelter-in-place and other public health orders will also have an adverse impact on our financial condition. Since we have not taken any measures to furlough or reduce our personnel costs, we will continue to incur costs for overhead and employees for the duration of the shelter-in-place, despite reduced productivity for some of our employees. We also expect that our ability to resume our laboratory and other on-site business operations, when permissible, will be limited by employee safety measures, such as social distancing requirements, shift work and our ability to procure sufficient amounts of protective equipment for our employees.

Despite the public health and mandatory self-quarantine measures, we continue to see relatively robust enrollment across our ongoing Arcus-sponsored studies. However, we expect that this pandemic may result in delays to some of our clinical programs, particularly in initiating new trials and/or new investigational sites due to diversion of their resources away from necessary start-up activities, and by limiting the ability of investigational sites to conduct all activities associated with our ongoing trials. For example, the circumstances may hinder their ability to screen patients for enrollment. We are collaborating with our investigational sites to implement measures to minimize disruptions to patients and ensure continued access to treatment, in accordance with health authority guidance.

With respect to manufacturing and supply, we currently have sufficient drug supply for our ongoing clinical studies. Our third-party contract manufacturers continue to operate at or near normal levels and, at this time and subject to further COVID-19 implications, we do not anticipate any disruptions to our drug supply chain.

Components of Operating Results

Collaboration and License Revenue

Under the Taiho Agreement, we recognize revenue from the upfront and annual payments for research and development services performed by us to develop our product candidates and from option exercise payments upon Taiho’s exercise of options during the Option Period.

Operating Expenses

Research and Development Expenses

Our research and development expenses consist of expenses incurred in connection with the research and development of our pipeline programs. These expenses include payroll and personnel expenses, including stock-based compensation for our employees, laboratory supplies, product licenses, consulting costs, contract research, pre-clinical and clinical expenses, and depreciation. We expense both internal and external research and development costs as they are incurred. We record advance payments for services that will be used or rendered for future research and development activities as prepaid expenses and recognize them as an expense as the related services are performed.

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

We expect our research and development expenses to increase substantially during the next few years as we seek to complete existing and initiate additional clinical trials, pursue regulatory approval for our investigational products, and advance other programs into the clinic. Over the next few years, we expect our preclinical, clinical, and contract manufacturing expenses to increase significantly relative to what we have incurred to date. In addition, under our license agreements with WuXi Biologics (Cayman) Inc. (WuXi Biologics) and Abmuno Therapeutics LLC (Abmuno), and our co-development and collaboration agreement with Strata Oncology, Inc. (Strata), we may be required to pay additional clinical and regulatory milestone payments based on the development progress of zimberelimab and AB154. Predicting the timing or the final cost to complete our clinical programs or validation of our manufacturing and supply processes is difficult and delays may occur due to numerous factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in “Risk Factors.”

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

We anticipate that our general and administrative expenses will increase substantially during the next few years as a result of staff expansion, additional occupancy costs, and other costs associated with operating as a growing company.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest earned on our investments in fixed-income marketable securities.

Gain on Deemed Sale from Equity Method Investee

Gain on deemed sale from equity method investee consists of a gain related to the dilution of our investment in PACT Pharma, Inc. (PACT Pharma) typically occurring upon PACT Pharma’s new issuances of equity securities in which we do not participate on a pro rata basis or at all.

Share of Loss from Equity Method Investee

Share of loss from equity method investee consists of our share of loss recorded in connection with our equity method investment in PACT Pharma, Inc. (PACT Pharma).

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2020, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and more fully described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three months ended March 31,		Change
	2020	2019	$	%
Collaboration and license revenue	$1,750	$1,750	$-	*
Operating expenses:
Research and development	23,142	15,554	7,588	49%
General and administrative	7,008	4,969	2,039	41%
Loss from operations	(28,400)	(18,773)	(9,627)	51%
Non-operating income (expense):
Interest and other income, net	647	1,534	(887)	-58%
Gain on deemed sale from equity method investee	482	-	482	*
Share of loss from equity method investee	(482)	(431)	(51)	12%
Total non-operating income, net	647	1,103	(456)	-41%
Net loss	$(27,753)	$(17,670)	$(10,083)	57%

*Not meaningful

Collaboration and License Revenue

Collaboration and license revenue was $1.8 million for the three months ended March 31, 2020 and 2019. We recognized the revenue from non-refundable upfront payments previously received under the Taiho Agreement.

Research and Development Expenses

Research and development expenses increased $7.5 million, or 49%, from $15.6 million for the three months ended March 31, 2019 to $23.1 million for the three months ended March 31, 2020. The increase in research and development expenses was due to an increase of $4.7 million in clinical costs for our ongoing clinical trials, an increase of $3.1 million in employee compensation costs primarily due to additional headcount, approximately $0.9 million of which consists of stock-based compensation, and a $0.6 million increase in consulting expense. Those increases were partially offset by a decrease of $0.8 million in certain manufacturing costs.

General and Administrative Expenses

General and administrative expenses increased $2.0 million, or 41%, from $5.0 million for the three months ended March 31, 2019 to $7.0 million for the three months ended March 31, 2020. The increase in general and administrative expenses was primarily due to an increase of $1.4 million in employee compensation costs primarily due to additional headcount, approximately $0.9 million of which consists of stock-based compensation, a $0.5 million increase in consulting expenses, and a $0.4 million increase in expenses driven by investments in software and telecommunication supplies.

Interest and Other Income, Net

Interest and other income, net decreased $0.9 million or 58%, from $1.5 million for the three months ended March 31, 2019 to $0.6 million for the three months ended March 31, 2020. The decrease was primarily due to lower interest income resulting from lower investment yields on our portfolio of marketable fixed-income securities and lower average cash and investment balances in the three months ended March 31, 2020 as compared to the previous period.

Gain on Deemed Sale from Equity Method Investee

Gain on deemed sale from equity method investee was $0.5 million for the three months ended March 31, 2020 due to a gain recorded in connection with PACT Pharma’s Series C convertible preferred financing in January 2020 in which we did not participate.

Share of Loss from Equity Method Investee

Share of loss from equity method investee increased $0.1 million, from $0.4 million for the three months ended March 31, 2019 to $0.5 million for the three months ended March 31, 2020. The increase was largely due to PACT’s increasing losses resulting from its expanding operations.

Liquidity and Capital Resources

To date, we have financed our operations primarily through net proceeds of $226.2 million from private placements of convertible preferred stock, $46.0 million in proceeds from the Taiho Agreement, and net proceeds of $124.7 million from our initial public offering of our common stock in March 2018. As of March 31, 2020, we had $157.9 million of cash, cash equivalents, and investments in marketable securities. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury obligations, U.S. government agency securities, and investments in corporate securities.

Based on our existing business plan, we believe that our existing cash, cash investments, and short-term investments will be sufficient to fund our planned level of operations through at least the next 12 months following the filing date of this report.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Three Months Ended March 31,
Net cash (used in) provided by:	2020	2019
Operating activities	$(31,277)	$(16,839)
Investing activities	40,056	14,279
Financing activities	610	(5)
Net increase in cash, cash equivalents and restricted cash	$9,389	$(2,565)

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020 increased by $14.5 million to $31.3 million as compared to $16.8 million for the same period in the prior year. The increase in cash used is primarily due to the $10.1 million increase in our net loss to $27.8 million. The change in our net loss is primarily a result of our expanded clinical development activities and general and administrative costs incurred to support our operations. The overall increase in cash used is partially offset by year-over-year changes in non-cash items, including $1.8 million of increased expense from stock-based compensation. Additional increase in cash used resulted from changes in our asset and liability balances due to the timing of payments to or from our vendors and collaborators.

Cash Provided by Investing Activities

Cash provided by investing activities was $40.1 million for the three months ended March 31, 2020 compared to $14.3 for the same period in the prior year. The change in cash flow was primarily due to year-over-year changes in the timing of purchases and maturities of our investments in fixed-income marketable securities.

Cash Provided by Financing Activities

Cash provided by financing activities was $0.6 million for the three months ended March 31, 2020 compared to an immaterial use of cash in the same period in the prior year. The increase in cash provided is primarily due to funds received during the three months ended March 31, 2020 for issuance of common stock due to the exercise of stock options.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business to our contractual obligations during the three months ended March 31, 2020, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates, exchange rates, or general market and economic conditions. Our market risks have not changed materially from those discussed in our Annual Report on Form 10-K filed with the SEC on March 5, 2020. We do not believe that inflation, interest rate changes, exchange rate fluctuations, or general market and economic conditions had a significant impact on our results of operations for any periods presented herein.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial & Accounting Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Principal Financial & Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should consider carefully the following risk factors, together with all the other information in this report, including our condensed consolidated financial statements and notes thereto, and in our other public filings with the SEC, including our Annual Report on Form 10-K filed with the SEC on March 5, 2020. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

The impact of the COVID-19 pandemic and related risks could have a material adverse impact on our research and development programs and financial condition.

The degree to which COVID-19 impacts our business operations, research and development programs and financial condition will depend on future developments, including new information which may emerge concerning the duration and/or severity of the outbreak, actions by government authorities to contain the spread of the virus, and how quickly and to what extent normal economic and operating conditions can resume. We expect that this pandemic will result in delays to some of our clinical programs, as well as to our discovery programs, but we are unable to predict the extent of any such delays or impact. Currently, our laboratory-based operations are suspended due to shelter-in-place orders which will affect our ability to meet some of our discovery and preclinical milestones and timelines.

Prolonged imposition of the shelter-in-place and other public health orders will also have an adverse impact on our financial condition by making our continued operations more costly as we have not taken any measures to furlough or reduce our personnel costs. We also expect that our ability to resume our laboratory and other on-site business operations, when permissible, will be limited by employee safety measures, such as social distancing requirements, shift work and our ability to procure sufficient amounts of protective equipment for our employees.

In addition, the impact of the COVID-19 pandemic, including governmental and other actions to combat it such as the imposition of the shelter-in-place and other public health orders, may exacerbate the effects of the risks described below.

Risks Related to our Limited Operating History, Financial Position and Capital Requirements

We are an early-stage immuno-oncology company with a limited operating history. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We are an early-stage immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three months ended March 31, 2020 and 2019, our net losses were $27.8 million and $17.7 million, respectively. As of March 31, 2020, we had an accumulated deficit of $233.1 million. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.

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

As of March 31, 2020, we had $157.9 million of cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund the clinical development of AB928 and zimberelimab, including cohort expansion studies, into 2021, but not through regulatory approval. Accordingly, we will need to raise substantial additional capital to complete the development and commercialization of our investigational products.

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

The results of preclinical and early clinical trials of our investigational products and other products with the same mechanism of action may not be predictive of the results of later-stage clinical trials. Clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. In particular, results from uncontrolled trials, meaning trials in which there is no control group such as a placebo group, are inherently difficult to interpret. Clinical trials evaluating two or more investigational products in combination that have not yet been approved can compound these difficulties. As a key element of our strategy is the development of intra-portfolio combinations, many of our clinical trials will test more than one investigational products in uncontrolled studies, such as the clinical trials in our Phase 1/1b program for AB928 where we are evaluating AB928 in combination with zimberelimab. Furthermore, as more investigational products within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change.

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

For example, enrollment of oncology subjects in our zimberelimab clinical trial may be hampered by nivolumab from Bristol-Myers Squibb and pembrolizumab from Merck, both of which are approved and on the market. Subjects may opt to be treated with an approved product rather than our anti-PD-1 antibody investigational product. In addition, Roche/Genentech have initiated Phase 3 trials with their anti-TIGIT antibody, which could reduce the number of clinical sites and subjects available for our Phase 2 trial evaluating our own anti-TIGIT antibody, AB154. Similarly, we are aware that AstraZeneca is conducting a broad clinical program with its A2aR antagonist in metastatic castration-resistant prostate cancer (mCRPC), and we may compete for clinical sites and enrollment in this patient population, which may adversely impact the rate of enrollment and the timely completion of our Phase 1/1b trials evaluating AB928 in mCRPC.

Public health outbreaks, such as the COVID-19 (coronavirus) pandemic, are also expected to adversely impact our clinical trial operations. We anticipate that the limited resources available at investigational sites will limit their ability to conduct and report all patient assessments and hinder their ability to collect all patients samples, which may impact our ability to assess the activity of our investigational products in a timely manner.

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

•

changes in regulatory requirements and policies, which may require us to amend clinical trial protocols to comply with these changes and resubmit our clinical trial protocols to IRBs for reexamination; or

•

health crises and other epidemics, such as the recent COVID-19 outbreak, which has led to mandatory quarantines that has restricted the ability of trial sites to initiate new trials, screen patients for enrollment or treat enrolled patients, and has diverted clinical trial site resources away from the conduct of our clinical trials.

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

Lack of efficacy, adverse events, undesirable side effects or other adverse findings may emerge in clinical trials conducted by third parties investigating the same investigational products as us in different territories. For example, we and Guangzhou Gloria Biosciences, Co. (Gloria Biosciences, formerly known as Harbin Gloria Pharmaceuticals Co. Ltd.) each licensed our rights to the same anti-PD-1 antibody (which we refer to as zimberelimab) from WuXi Biologics (Cayman) Inc. (WuXi Biologics). Gloria Biosciences refers to this antibody as GLS-010 and is conducting clinical trials with GLS-010 in China. We have no control over their clinical trials or development program, and adverse findings from the results or their conduct of clinical trials could adversely affect our development of zimberelimab or even the viability of zimberelimab as an investigational product. We may be required to report Gloria Biosciences’ adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of zimberelimab. We may face similar risks to our programs that Taiho has exercised its option to license development rights under the Taiho Agreement.

A key element of our strategy is the development of intra-portfolio combinations. If we are not successful in discovering, developing and commercializing investigational products that take advantage of different mechanisms of action to achieve superior outcomes relative to the use of single agents or other combination therapies, our ability to achieve our strategic objectives would be impaired.

A key element of our strategy is to build a broad portfolio of investigational products that will allow for the development of intra-portfolio combinations. We believe that by developing or licensing these investigational products, we can control the combinations we pursue and, if and when approved, maximize the commercial potential of these combinations. However, these combinations have not been tested before and may fail to demonstrate synergistic activity against immunological targets, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, may exacerbate adverse events associated with one of the investigational products when used as monotherapy, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy. In addition, it may be difficult to interpret the results of any uncontrolled trials we conduct with our intra-portfolio combinations, such as the clinical trials in our Phase 1/1b program for AB928 where we are evaluating AB928 in combination with zimberelimab.

We expect that our anti-PD-1 antibody, zimberelimab, will form the backbone of many of our intra-portfolio combinations. In the event that zimberelimab were to fail to demonstrate sufficient safety and efficacy, we would need to identify alternatives for accessing an anti-PD-1 antibody. In the event we are unable to do so or are unable to do so on commercially reasonable terms, our business and prospects would be materially harmed.

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

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as a medical device and may require separate regulatory authorization prior to commercialization. Certain clinical trials that we are conducting, or may in the future conduct, include the use of a diagnostic test to help identify eligible patients. For example, we are conducting a clinical trial in collaboration with Strata Oncology (Strata) to evaluate zimberelimab in patients in a tumor-agnostic fashion utilizing Strata’s precision drug development platform and proprietary biomarkers. We also have significant efforts directed to identifying changes in various cells and proteins to understand their relationship, if any, to the clinical activity observed in our clinical trials and to assess if such cells and/or proteins could be used as predictive biomarkers to select for patients more likely to respond to our investigational products. However, we cannot be certain that we will be able to identify any such biomarkers, that such biomarkers will result in us identifying the appropriate patients for our investigational products or that we or any third party collaborators will be able to validate any diagnostic tests incorporating any predictive biomarkers we may identify.

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

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products are approved. We currently have limited manufacturing arrangements and expect that each of our investigational products will only be covered by single source suppliers for the foreseeable future. In particular, we have an exclusive relationship with WuXi Biologics, located in China, for the manufacture of our investigational biologics, zimberelimab and AB154. While we have not yet experienced any disruptions in the supply of our investigational products as a result of the COVID-19 health crisis, our reliance on limited manufacturing and supply relationships increases the risk that we will not have sufficient quantities of our investigational products or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Zimberelimab and AB154 are biological products and we may develop additional biological products in the future. We believe that any of our current and future investigational products approved as a biological product under a BLA should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our investigational products to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

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

We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, reporting and notification obligations, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities. If we fail to comply with the obligations under our license agreements or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the investigational product being developed under any such agreement and any other investigational products being developed or tested in combination. For example, we intend to test many of our small-molecule investigational products with zimberelimab, which we in-licensed from WuXi Biologics. In the event we breach our license agreement with WuXi Biologics, and WuXi Biologics terminates our license agreement, we would be unable to test those combinations, or we would have to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.

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

In connection with certain of our acquisitions, in-license or other collaborations or strategic alliances, we may agree to and be bound by negative covenants which may limit our development and commercial opportunities. For example, pursuant to our in-license of anti-PD-1 antibodies from WuXi Biologics, we made certain covenants to not commercialize any anti-PD-1 antibody licensed or obtained by us after the date of the license agreement with WuXi Biologics other than anti-PD-1 antibodies licensed from WuXi Biologics, subject to certain exceptions as set forth in our license agreement with WuXi Biologics. Furthermore, we agreed in our license agreement that WuXi Biologics would be our exclusive manufacturer of anti-PD-1 antibodies licensed thereunder until a certain number of years has elapsed following commercialization of such an anti-PD-1 antibody and that we would utilize WuXi Biologics as our exclusive provider of CMC development services for our biologic investigational products for five years from the date of our license agreement, subject to certain exceptions in each case. These exclusivity provisions may inhibit our development efforts, prevent us from forming strategic collaborations to develop and potentially commercialize any other anti-PD-1 antibody investigational products and may materially harm our business, financial condition, results of operations and prospects.

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

The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates. Third parties may assert infringement claims against us based on existing or future intellectual property rights. For example, we are aware of certain patents owned or exclusively licensed by Bristol-Myers Squibb (BMS) having claims directed broadly to treating cancer with anti-PD-1 antibodies (the BMS Patents), which expire in 2023 and 2024. The BMS Patents have been and may in the future be the subject of litigation. If the validity of the BMS Patents is upheld following all such challenges, and if we receive regulatory approval for zimberelimab prior to expiration of the BMS Patents, then we may need to delay our commercialization of zimberelimab or we may need to obtain a license from BMS, which license may not be available on commercially reasonable terms, or at all. If we were sued for patent infringement, we would need to demonstrate that our investigational products, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing investigational product or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing investigational product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our investigational products or force us to cease some of our business operations, which could materially harm our business.

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

Some of the other products in the same class as our investigational products have already been approved or are further along in development. With respect to our dual adenosine receptor antagonist, AB928, we are aware of several other clinical-stage selective adenosine A2aR antagonists being developed by AstraZeneca, Corvus, CStone, iTeos Therapeutics and Novartis and a clinical-stage selective adenosine A2bR antagonist being developed by Palobiofarma. For our small-molecule CD73 inhibitor, AB680, we are aware of several pharmaceutical companies developing antibodies against this target, including AstraZeneca, Bristol-Myers Squibb, Corvus, Novartis and Tracon, all of whom have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies, such as Boehringer Ingelheim, Calithera, Eli Lilly, Merck and ORIC, have small-molecule programs against this target. Regarding our anti-PD-1 antibody, zimberelimab, multiple large pharmaceutical companies have already received regulatory approvals for their anti-PD-1/PD-L1 antibodies, including AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, and there are also many other anti-PD-1 and anti-PD-L1 antibodies in clinical development. With respect to our anti-TIGIT antibody, AB154, we are aware of several pharmaceutical companies developing antibodies against this target, including Astellas, Beigene, Bristol-Myers Squibb, Compugen, Genentech, Merck, Mereo/OncoMed and Seattle Genetics. To our knowledge, there are no approved anti-TIGIT antibodies.

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

The development and commercialization of zimberelimab may face strong competition from other anti-PD-1 antibodies that have already received marketing approval by larger companies with substantial resources and more experience developing, manufacturing and commercializing biologic compounds.

As discussed above, some companies, such as AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, have anti-PD-1/PD-L1 antibodies that are approved and on the market, and other companies are developing anti-PD-1/PD-L1 antibodies for various oncology indications that are further along in development than zimberelimab. This competitive environment could limit our development opportunities for zimberelimab or compromise our ability to successfully enroll our ongoing and future clinical trials with zimberelimab by limiting the availability of clinical trial investigators, sites and/or subjects which could slow, delay or limit the progress of zimberelimab’s development. As a result of these or other problems and risks, we may never receive marketing approval for zimberelimab, may not realize the full commercial potential of zimberelimab as monotherapy or in combination with our other investigational products, may never recoup our financial investment or may never generate significant value or revenue from this asset.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and global trade. The current global economic conditions are highly volatile due to the COVID-19 pandemic and government restrictions on movement, which may lead to disruptions in the capital and credit markets and reduce our ability to raise additional capital when needed on acceptable terms, if at all. Furthermore, we conduct, and we expect to continue to conduct, portions of our clinical trials outside the United States, and unfavorable economic conditions resulting in the weakening of the U.S. dollar would make those clinical trials more costly to operate. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption.

Adverse trade conditions may further impact our operating results or financial condition by increasing the cost of our operations. For example, proposed tariffs by the Trump administration have included a 25% tariff on raw ingredients for pharmaceuticals, such as the active pharmaceutical ingredients for our investigational products. Given our exclusive relationship with WuXi Biologics, located in China, for the manufacture of zimberelimab and AB154 and for biologics CMC development, these additional tariffs, if they were to be imposed, would have an adverse impact on our operating results and financial condition. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Although we do not currently have any marketed products, if we obtain FDA approval for any of investigational products and begin commercializing those products in the United States, our operations will be subject, either directly or indirectly through our customers and third party payors, to various U.S. federal and state fraud and abuse, transparency and other healthcare laws and regulations, and similar laws in other jurisdictions in which we conduct our business. These laws may impact, among other things, our research and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include, but are not limited to the federal Anti-Kickback Statute; federal civil and criminal false claims laws, such as the False Claims Act (FCA); HIPAA; federal and state consumer protection and unfair competition laws; the federal transparency requirements under the Physician Payments Sunshine Act; state and foreign law equivalents of each of these federal laws; and state and foreign laws that require pharmaceutical companies to implement compliance programs. Many of these laws are discussed in detail in “Item 1. Business” in our Annual Report on Form 10-K.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of investigational products, restrict or regulate post-approval activities, and affect the ability to profitably sell investigational products for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For additional detail regarding health care reform activities that may impact our business, see “Business—Government Regulation—Healthcare Reform” in our Annual Report on Form 10-K.

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

Based upon shares outstanding as of March 31, 2020, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 57.8% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for our stockholders to realize value in a corporate transaction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

          Not applicable.

IPO Proceeds

On March 14, 2018, our Registration Statements on Form S-1 (File Nos. 333-223086 and 333-223670) were declared effective by the SEC for our initial public offering of common stock, pursuant to which we sold an aggregate of 9,200,000 shares of our common stock at an initial public offering price of $15.00 per share. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus dated March 14, 2018 filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the Prospectus). As of March 31, 2020, we had used all of the net proceeds from the initial public offering of common stock.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the first quarter of fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
January 1, 2020, to January 31, 2020	5,412	$3.13	$-	-
February 1, 2020 to February 29, 2020	-	-	-	-
March 1, 2020 to March 31, 2020	3,725	4.29	-	-
Total	9,137		$-	$-

All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our common stock that had been issued upon early exercise of stock options. Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018

3.2	Amended and Restated Bylaws	10-Q	001-38419	3.2	May 9, 2018

10.1	Arcus Biosciences, Inc. 2020 Inducement Plan	10-K	001-38419	10.25	March 5, 2020
10.2	Amendment No. 2 dated March 2, 2020 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-K	001-38419	10.28	March 5, 2020
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

ARCUS BIOSCIENCES, INC.

Date:	May 5, 2020	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2020	By:	/s/ Jason Barker
Jason Barker
Vice President, Finance (Principal Financial and Accounting Officer)