Form 10-Q
period 2020-06-30
Arcus Biosciences, Inc.
filed 2020-08-06
CIK 1724521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 64,906,328 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2020	2019*
ASSETS
Current assets:
Cash and cash equivalents	$285,185	$57,937
Short-term investments	177,288	130,333
Receivable from collaboration partners	222	132
Accrued interest receivable	239	251
Prepaid expenses and other current assets	8,665	4,052
Total current assets	471,599	192,705
Property and equipment, net	8,264	9,330
Restricted cash	203	203
Other long-term assets	1,323	872
Total assets	$481,389	$203,110
LIABILITIES
Current liabilities
Accounts payable	$12,052	$4,704
Accrued research and development expenses	13,899	4,572
Other accrued liabilities	5,611	4,950
Deferred revenue, current	7,000	7,000
Other current liabilities	1,463	1,480
Total current liabilities	40,025	22,706
Deferred revenue, noncurrent	8,522	12,022
Deferred rent	3,439	3,734
Other long-term liabilities	693	806
Total liabilities	52,679	39,268
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2020 and December 31, 2019; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 58,940,933 and 45,925,004 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	6	4
Additional paid-in capital	706,713	369,100
Accumulated deficit	(278,153)	(205,326)
Accumulated other comprehensive income	144	64
Total stockholders’ equity	428,710	163,842
Total liabilities and stockholders’ equity	$481,389	$203,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	The Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from the audited financial statements as of that date.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Collaboration and license revenue	$1,750	$1,750	$3,500	$3,500
Operating expenses:
Research and development	35,693	24,999	58,835	40,553
General and administrative	11,432	5,911	18,440	10,879
Total operating expenses	47,125	30,910	77,275	51,432
Loss from operations	(45,375)	(29,160)	(73,775)	(47,932)
Non-operating income (expense):
Interest and other income, net	301	1,482	948	3,016
Gain on deemed sale from equity method investee	131	-	613	-
Share of loss from equity method investee	(131)	(412)	(613)	(844)
Total non-operating income, net	301	1,070	948	2,172
Net loss	(45,074)	(28,090)	(72,827)	(45,760)
Other comprehensive income (loss)	(144)	84	80	220
Comprehensive loss	$(45,218)	$(28,006)	$(72,747)	$(45,540)
Net loss per share, basic and diluted	$(0.93)	$(0.64)	$(1.57)	$(1.05)
Weighted-average number of shares used to compute basic and diluted net loss per share	48,556,843	43,797,718	46,419,724	43,653,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(unaudited)

	Common stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018 *	43,610,823	$4	$357,873	$(122,828)	$(107)	$234,942
Cumulative effect adjustment upon adoption of ASC 606	-	-	-	2,212	-	2,212
Issuance of common stock upon exercise of stock options	69	-	-	-	-	-
Vesting of early exercised stock options and restricted stock	114,934	-	273	-	-	273
Stock-based compensation	-	-	1,674	-	-	1,674
Other comprehensive income	-	-	-	-	136	136
Net loss	-	-	-	(17,670)		(17,670)
Balance at March 31, 2019	43,725,826	$4	$359,820	$(138,286)	$29	$221,567
Issuance of common stock upon exercise of stock options	17,649	-	99	-	-	99
Vesting of early exercised stock options and restricted stock	107,952	-	260	-	-	260
Issuance of common stock under Employee Stock Purchase Plan	82,681	-	596	-	-	596
Stock-based compensation	-	-	2,130	-	-	2,130
Other comprehensive income	-	-	-	-	84	84
Net loss	-	-	-	(28,090)	-	(28,090)
Balance at June 30, 2019	43,934,108	$4	$362,905	$(166,376)	$113	$196,646

Balance at December 31, 2019 *	44,212,195	$4	$369,100	$(205,326)	$64	$163,842
Issuance of common stock upon exercise of stock options	59,939	-	643	-	-	643
Vesting of early exercised stock options and restricted stock	77,388	-	220	-	-	220
Stock-based compensation	-	-	3,462	-	-	3,462
Other comprehensive income	-	-	-	-	224	224
Net loss	-	-	-	(27,753)	-	(27,753)
Balance at March 31, 2020	44,349,522	$4	$373,425	$(233,079)	$288	$140,638
Issuance of common stock in public offering, net of $21,629 offering costs	12,650,000	2	326,244	-	-	326,246
Issuance of common stock upon exercise of stock options	216,286	-	1,751	-	-	1,751
Vesting of early exercised stock options and restricted stock	64,501	-	216	-	-	216
Issuance of common stock under Employee Stock Purchase Plan	91,859	-	607	-	-	607
Stock-based compensation	-	-	4,470	-	-	4,470
Other comprehensive loss	-	-	-	-	(144)	(144)
Net loss	-	-	-	(45,074)	-	(45,074)
Balance at June 30, 2020	57,372,168	$6	$706,713	$(278,153)	$144	$428,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	The balances as of December 31, 2019 and 2018 have been derived from the audited financial statements as of that date.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flow from operating activities
Net loss	$(72,827)	$(45,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,932	3,804
Depreciation and amortization	1,629	1,836
Share of loss from equity method investee	613	844
Gain on deemed sale from equity method investee	(613)	-
Amortization of premiums on investments	(323)	(1,580)
Changes in operating assets and liabilities:
Receivable from collaboration partners	(90)	-
Amounts owed by a related party	-	21
Prepaid expenses and other current assets	(4,601)	(952)
Other long-term assets	(135)	(35)
Accounts payable	6,668	(566)
Accrued research and development expenses	9,327	10,094
Accrued liabilities	661	(565)
Other current liabilities	-	29
Deferred revenue	(3,500)	(3,500)
Deferred rent	(266)	(262)
Other long-term liabilities	310	-
Net cash used in operating activities	(55,215)	(36,592)
Cash flow from investing activities
Purchases of short-term and long-term investments	(139,689)	(123,837)
Proceeds from maturities of short-term and long-term investments	92,134	165,968
Sales of short-term investments	1,003	-
Purchases of property and equipment	(465)	(1,179)
Net cash (used in) provided by investing activities	(47,017)	40,952
Cash flow from financing activities
Proceeds from issuance of common stock, net of issuance costs	326,512	-
Proceeds from issuance of common stock pursuant to equity award plans	3,001	695
Repurchase of unvested shares of stock	(33)	(51)
Net cash provided by financing activities	329,480	644
Net increase in cash and cash equivalents	227,248	5,004
Cash, cash equivalents and restricted cash at beginning of period	58,140	71,267
Cash, cash equivalents and restricted cash at end of period	$285,388	$76,271
Non-cash investing and financing activities:
Unpaid portion of financing costs included in accounts payable	$266	$-
Unpaid portion of deferred financing costs included in accounts payable	$316	$-
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	$110	$48
Vesting of early exercised stock options and restricted stock	$436	$533

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

Liquidity and Capital Resources

As of June 30, 2020, the Company had cash and investments of $462.5 million, which are cash, cash equivalents, and investments in marketable securities, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the filing date of this report.

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

Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. “Accrued interest receivable,” which was previously reported as “Prepaid expenses and other current assets”, and “Accrued research and development expense”, which was previously reported as “Other accrued liabilities” on the consolidated balance sheets, are now reported as separate line items.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2020.

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and will remain an emerging growth company until December 31, 2020. Under the JOBS Act, the Company elected the extended transition period for complying with new or revised accounting standards. At June 30, 2020 the Company determined that it will become a large accelerated filer at December 31, 2020 and in the process will no longer qualify as an emerging growth company. The Company will adopt any accounting pronouncements deferred under the extended transition period election on or before December 31, 2020.

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

Reconciliation of Cash, Cash Equivalents, and Restricted Cash as Reported in Condensed Consolidated Statements of Cash Flows

Restricted cash at June 30, 2020 and December 31, 2019 represents cash balances held as security in connection with the Company’s facility lease agreements. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the total shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$285,185	$57,937
Restricted cash	203	203
Cash, cash equivalents and restricted cash	$285,388	$58,140

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

Stock-Based Compensation

Stock-based awards granted include stock options and restricted stock awards with time-based vesting. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based payments. The Company’s determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model, and is impacted by the Company’s common stock price as well as other variables including, but not limited to, expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends. Compensation expense associated with restricted stock awards is based on the fair value of common stock on the date of grant.

Income Taxes

On March 18, 2020, the Families First Coronavirus Response act (FFCR Act), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous tax-related provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. On June 29, 2020 California State Assembly Bill 85 (the Trailer Bill) was enacted which suspends the use of California net operating loss (NOL) deductions and certain tax credits, including research and development tax credits, for the 2020, 2021, and 2022 tax years.

The FFCR Act, CARES Act and Trailer Bill did not have a material impact on the Company’s condensed consolidated financial statements as of June 30, 2020; however, the Company continues to examine the impacts the FFCR Act, CARES Act and Trailer Bill may have on its business, results of operations, financial condition and liquidity.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 reduces costs and complexity of applying accounting standards while maintaining the usefulness of the information provided to users of financial statements. While not required to be adopted until 2021 for most calendar year public business entities, early adoption is permitted for any financial statements not yet issued. The Company early adopted this ASU as of January 1, 2020, with an immaterial impact on its financial statements.

Recently Issued Accounting Standards or Updates Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases (ASU 2016-02). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers a practical expedient for transitioning at the adoption date. The Company is required to adopt these ASUs for its year ended December 31, 2020, with an effective date of January 1, 2020. The Company expects to adopt the standard using the modified retrospective approach which requires a cumulative-effect adjustment to retained earnings for adjustments prior to January 1, 2020. The Company also expects to adopt certain practical expedients provided by ASU 2018-11. The Company is in the process of implementing its plan, which includes the identification of its lease population and implementing changes to existing process that will be required to meet the requirements of the new standard. The adoption of Topic 842 is expected to impact the Company’s condensed consolidated financial statements as the Company has certain operating lease arrangements for which it is the lessee. The Company is currently evaluating the impact the adoption of Topic 842 will have on its financial position and results of operations but anticipates the recognition of additional material assets and corresponding material liabilities on its condensed consolidated balance sheet related to leases. The adoption of this accounting standard update is also expected to impact the Company’s condensed consolidated financial statement disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The ASU updates the guidance for measuring and recording of current expected credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The ASU also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The Company is required to adopt ASU 2016-13 for its year ended December 31, 2020, with an effective date of January 1, 2020. The Company expects to adopt the standard using the modified retrospective approach which requires a cumulative-effect adjustment to accumulated deficit for adjustments prior to January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No.2018-13 (Topic 820), Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurement in Topic 820. The Company is required to adopt ASU 2018-13 by December 31, 2020, with an effective date of January 1, 2020. The Company expects to adopt the standard on December 31, 2020. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No.2018-15 (Subtopic 350-40), Intangibles – Goodwill and Other – Internal-Use Software. ASU 2018-15 requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to internal-use software. The Company is required to adopt ASU 2018-15 by December 31, 2020, with an effective date of January 1, 2020. The Company expects to adopt the standard on December 31, 2020. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18 (Topic 808), Collaborative Arrangements. ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The Company is required to adopt ASU 2018-18 by December 31, 2020, with an effective date of January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy as of June 30, 2020 and December 31, 2019. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$273,190	$273,190	$-	$-
U.S. treasury securities	121,015	-	121,015	-
U.S. government agency securities	14,990	-	14,990	-
Corporate securities and commercial paper	53,278	-	53,278	-
Total assets measured at fair value	$462,473	$273,190	$189,283	$-

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$45,498	$45,498	$-	$-
U.S. treasury securities	74,854	-	74,854	-
Corporate securities and commercial paper	67,918	-	67,918	-
Total assets measured at fair value	$188,270	$45,498	$142,772	$-

Classified as (with contractual maturities):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$285,185	$57,937
Short-term investments (due within one year)	177,288	130,333
Total cash, cash equivalents and investments in marketable securities	$462,473	$188,270

Investments in marketable securities are classified as available-for-sale. At June 30, 2020 and December 31, 2019, the balance in the Company’s accumulated other comprehensive loss comprised activity related to the Company’s available-for-sale marketable securities. There were immaterial and no realized gains or losses recognized on the sale or maturity of available-for-sale marketable securities as of June 30, 2020 and December 31, 2019, respectively, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the periods then ended. The Company has a limited number of available-for-sale marketable securities in loss positions as of June 30, 2020, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The fair value and amortized cost of investments in marketable securities by major security type as of June 30, 2020 and December 31, 2019 are presented in the tables that follow (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of June 30, 2020:
Money market funds	$273,190	$-	$-	$273,190
U.S. treasury securities	120,894	121	-	121,015
U.S. government agency securities	14,991	-	(1)	14,990
Corporate securities and commercial paper	53,254	30	(6)	53,278
Total	$462,329	$151	$(7)	$462,473

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2019:
Money market funds	$45,498	$-	$-	$45,498
U.S. treasury securities	74,801	12	(1)	74,812
Corporate securities and commercial paper	67,907	55	(2)	67,960
Total	$188,206	$67	$(3)	$188,270

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Personnel expenses	$3,980	$4,571
Professional fees	437	183
Other	1,194	196
Total	$5,611	$4,950

Note 5. Equity Investment

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

The Company’s investment in PACT Pharma is accounted for as an equity method investment, and as a result the Company records its share of PACT Pharma’s operating results in interest and other income, net, in its condensed consolidated statements of operations and comprehensive loss. The investment balance was zero at June 30, 2020 and December 31, 2019.

In January and June 2020, PACT Pharma issued shares in its Series C and Series C-1 preferred stock financings. The Company did not participate in these financings, and therefore its equity ownership percentage in PACT Pharma decreased. As a result of the dilution in its equity ownership percentage and an increase in PACT Pharma’s estimated fair value per share, the Company realized a $0.2 million and $1.5 million gain on deemed sale from equity method investee during the three and six months ended June 30, 2020, respectively. After applying a total of $0.1 and $0.9 million in losses accumulated in prior periods when the equity investment balance was zero, the Company recorded a gain of $0.1 million and $0.6 million for the three and six months ended June 30, 2020, respectively.

The Company’s share of PACT Pharma’s losses for the for the three and six months ended June 30, 2020 exceeded the gains on deemed sale recognized as a result of the Series C and Series C-1 financings. Since the Company has no obligation to provide cash financing to PACT Pharma, no additional losses are being recorded beyond the investment’s carrying amount. The Company recorded $0.1 million and $0.6 million for its share of PACT Pharma’s operating losses for the three and six months ended June 30, 2020, respectively. The Company recorded $0.4 million and $0.8 million for its share of PACT Pharma’s operating losses for the three or six months ended June 30, 2019, respectively . The unrecognized equity method losses in excess of the Company’s investment was $0.6 million as of June 30, 2020.

At June 30, 2020 and December 31, 2019, the Company determined the fair value of the warrants to be insignificant to the condensed consolidated financial statements.

Note 6. License and Collaboration Agreements

Taiho Pharmaceutical Co., Ltd

In September 2017, the Company and Taiho entered into an option and license agreement (the Taiho Agreement) to collaborate on the potential development and commercialization of certain investigational products from the Company’s portfolio in Japan and certain other territories in Asia (excluding China) (the Taiho Territory). The Taiho Agreement provides Taiho with exclusive options in the Taiho Territory, over a five-year period (the Option Period), to obtain an exclusive development and commercialization license to clinical stage investigational products from the Company’s programs (each, an Arcus Program).

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

The Company also concluded that, at the inception of the agreement, Taiho’s exclusive options are not considered material rights as the options do not contain a significant and incremental discount. The Company therefore excludes the exclusive options from the initial transaction price and accounts for them as separate contracts. In 2018, Taiho exercised its option to the Company’s adenosine receptor antagonist program, including etrumadenant (formerly referred to as AB928), for a fee of $3.0 million, which was recognized by the Company as revenue during the year ended December 31, 2018 under Topic 605. The adoption of Topic 606 in 2019 had no effect on the revenue recognized for this fee. In 2019, Taiho exercised its option to the Company’s anti-PD-1 antibody program, including zimberelimab (formerly referred to as AB122) for a fee of $8.0 million. The Company identified one performance obligation, the delivery of the license, which was completed in 2019. The transaction price was determined to be the payment of $8.0 million, which was recognized by the Company as licensing revenue during the year ended December 31, 2019 under Topic 606. Upon the option exercises, Taiho gained sole responsibility for the development and commercialization of the licensed products from within the programs in the Taiho Territory.

The Company also determined that the clinical and regulatory milestone payments under the Taiho Agreement are variable consideration under Topic 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the clinical and regulatory milestones, such as the regulatory approvals which are not within the Company’s control, the Company will not consider achievement of such milestones to be probable until the uncertainty associated with the milestones has been resolved. When it is probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price, which will then be allocated to each performance obligation, on a relative standalone selling price basis, for which the Company recognizes revenue. As of June 30, 2020, no clinical or regulatory milestones had been achieved under the Taiho Agreement.

The Company also considers the contingent payments due from Taiho upon the achievement of specified sales volumes to be similar to royalty payments. The Company considers the license to be the predominant item to which the royalties relate. The Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of June 30, 2020, no sales milestone or royalty revenue has been recognized.

The Taiho Agreement shall remain in effect until expiry of all Royalty Terms for the licensed products, in each case subject to certain exceptions.

The Company recognized a total of $1.8 million of revenue under the Taiho Agreement during each of the three months ended June 30, 2020 and 2019, and $3.5 million of revenue during each of the six months ended June 30, 2020 and 2019. Revenue recognized under the Taiho Agreement related to the non-refundable upfront research and development fees received in prior periods. As of June 30, 2020, the Company recorded deferred revenue, current and deferred revenue, noncurrent of $7.0 million and $8.5 million, respectively, in its condensed consolidated balance sheet.

Changes in Deferred Revenue Balances

The Company recognized the following revenue as a result of changes in the deferred revenue balance during the period below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue recognized in the period from:	2020	2019	2020	2019
Amounts included in deferred revenue at the beginning of the period	$1,750	$1,750	$3,500	$3,500
Performance obligations satisfied in previous period	-	-	-	-

WuXi Biologics License Agreement

The Company entered into a license agreement (the WuXi Agreement) with WuXi Biologics (Cayman) Inc. (WuXi Biologics) in August 2017, as subsequently amended in June 2019 and March 2020, in which the Company obtained an exclusive license to develop, use, manufacture, and commercialize products including an anti-PD-1 antibody worldwide except for Greater China and Thailand. From the inception of the WuXi Agreement through June 30, 2020, the Company has made upfront and milestone payments of $26.0 million and incurred sub-license fees of $1.2 million. The Company also incurred a $5.0 million payment obligation in the second quarter of 2020 upon its achievement of a development milestone. These payments were recorded as research and development expense, as the products had not reached technological feasibility and do not have an alternative future use. The WuXi Agreement also provides for additional clinical and regulatory milestone payments, commercialization milestone payments of up to $375.0 million, and tiered royalty payments to be made to WuXi Biologics that range from the high single-digits to low teens of net sales by the Company of licensed products.

The Company incurred $5.0 million in development milestone expense under the WuXi Agreement during the three and six months ended June 30, 2020.

Abmuno License Agreement

In December 2016, the Company entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) for a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab (formerly referred to as AB154). Under the Abmuno Agreement, the Company has made upfront and milestone payments totaling $6.6 million as of December 31, 2019. The Abmuno Agreement also provides for additional clinical, regulatory and commercialization milestone remaining payments of up to $101.0 million as of June 30, 2020.

No upfront or milestone payments were made under the Abmuno Agreement during the three and six months ended June 30, 2020 and 2019, respectively.

Genentech Collaboration Agreement

In December 2019, the Company and Genentech, through F. Hoffmann-La Roche Ltd (collectively, Genentech) entered into a Master Clinical Collaboration Agreement (the Genentech Agreement) pursuant to which the parties may conduct combination clinical studies involving Genentech’s monoclonal antibody, atezolizumab (TECENTRIQ®) and the Company’s investigational products. Pursuant to the Genentech Agreement, the parties entered into Trial Supplements for the evaluation of etrumadenant (formerly referred to as AB928) and atezolizumab utilizing the MORPHEUS platform in two separate study indications: second and third line metastatic colorectal cancer; and first line metastatic pancreatic cancer. The Company and Genentech will each supply their respective investigational products for use in the collaboration studies and will share a portion of the development costs under specific terms as set forth in the agreement.

No expense was incurred on this collaboration for the three and six months ended June 30, 2020.

Strata Collaboration Agreement

On April 30, 2019, the Company and Strata Oncology, Inc. (Strata) entered into a Co-Development and Collaboration Agreement (the Strata Agreement) to pursue a clinical development collaboration utilizing Strata’s precision drug development platform and proprietary biomarkers to evaluate zimberelimab, the Company’s clinical-stage anti-PD-1 antibody, in patients in a tumor-agnostic fashion.

Under the terms of the Strata Agreement, the parties will share a portion of development costs for the clinical collaboration under specified terms. Strata is eligible to receive $2.5 million upon the achievement of a development milestone, as well as regulatory and commercial milestones of up to $125.0 million and up to double-digit royalties on U.S. net sales of zimberelimab in the biomarker-identified indication. From the inception of the Agreement through June 30, 2020, the Company has made a milestone payment of $2.5 million and has incurred expenses of $2.0 million, of which $0.4 million had been reimbursed by Strata as development cost sharing. These amounts were recorded within research and development expense.

As further consideration in connection with the Strata Agreement, the Company issued to Strata 1,257,651 restricted shares of its common stock with an initial measured fair value of $15.0 million, which are subject to vesting based upon the achievement of specified regulatory milestones within certain timelines. Expense relating to the restricted shares subject to these milestones is recognized if it is considered probable that the associated shares will vest. The probability of achievement is assessed at the end of each quarterly period. As of June 30, 2020, the Company determined that none of the restricted shares were probable of vesting and, as a result, no compensation expense related to the restricted shares has been recognized to date.

For the three and six months ended June 30, 2020, the Company incurred expenses pursuant to the Strata Agreement of $0.6 million and $1.0 million, respectively. Of these expenses, $0.1 million and $0.2 million have been reimbursed by Strata as development cost sharing for the three and six months ended June 30, 2020, respectively. Net expenses related to this co-development agreement are recorded within research and development expenses.

Note 7. Stockholders’ Equity

In June 2020, pursuant to a shelf registration statement on Form S-3 that was filed in May 2020, the Company issued 12,650,000 shares of its common stock at $27.50 per share in an underwritten public offering (the May 2020 Public Offering). The total number of shares sold consisted of 11,000,000 base shares and an additional 1,650,000 shares sold pursuant to the underwriters’ option exercise. Net proceeds from the May 2020 Public Offering were approximately $326.2 million after deducting underwriting discounts, commissions and other offering expenses.

Note 8. Stock-Based Compensation

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

In January 2020, the Company adopted the 2020 Inducement Plan (2020 Plan). Under the 2020 Plan, 3,000,000 shares were reserved for issuance.

Restricted Stock Units

In June 2020, the Company issued a total of 658,950 shares of common stock under restricted stock agreements to its employees and directors under the 2018 Plan. At the date of grant, the shares had an estimated weighted average fair value of $29.41 per share. Under the terms of the restricted stock agreements, shares vest annually over four years for employees and over 12 months for directors.

Total stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$2,368	$868	$4,104	$1,715
General and administrative	2,102	1,262	3,828	2,089
Total stock-based compensation	$4,470	$2,130	$7,932	$3,804

Note 9. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(45,074)	$(28,090)	$(72,827)	$(45,760)
Denominator:
Weighted-average common shares outstanding	50,153,160	45,409,588	48,053,186	44,970,831
Less: weighted-average common shares subject to vesting	(1,596,317)	(1,611,870)	(1,633,462)	(1,317,506)
Weighted-average common shares used to compute basic and diluted net loss per share	48,556,843	43,797,718	46,419,724	43,653,325
Net loss per share: basic and diluted	$(0.93)	$(0.64)	$(1.57)	$(1.05)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of June 30,
	2020	2019
Common stock options issued and outstanding	7,201,567	4,449,690
Unvested restricted common stock issued as part of collaboration agreement	1,257,651	1,257,651
Unvested early exercised common stock options	311,114	665,301
Restricted stock units issued	658,950	-
Total	9,429,282	6,372,642

Note 10. Commitments

Leases

The Company leases laboratory and office space in Hayward, California under non-cancelable operating leases that expire in 2025, subject to an option by the Company to extend the lease term. In June 2020, the Company entered into a lease amendment for 36,303 square feet of additional space in Hayward, California, that is expected to commence January 2021 for an eight-year term with minimum lease payments of $10.1 million. The lease amendment provides for one eight-year extension period.

Note 11. Subsequent Events

On May 27, 2020, the Company entered into an Option, License and Collaboration Agreement (Gilead Collaboration Agreement), Common Stock Purchase Agreement (the Purchase Agreement), and Investor Rights Agreement, each with Gilead Sciences, Inc. (Gilead). The transaction closed on July 13, 2020 following expiration of the antitrust waiting period. Upon closing, Gilead made an upfront payment of $175 million pursuant to the Gilead Collaboration Agreement, Gilead made an equity investment of approximately $200 million in the Company by purchasing 5,963,029 shares of Arcus common stock at a per share price of $33.54 pursuant to the Purchase Agreement, and the Company appointed Gilead’s designee, Merdad Parsey, M.D., Ph.D., to the Company’s Board of Directors pursuant to the Investor Rights Agreement.

Pursuant to the terms of the Gilead Collaboration Agreement, Gilead has an exclusive license to develop and commercialize zimberelimab (formerly referred to as AB122) in certain markets and obtained exclusive options to acquire an exclusive license to develop and commercialize all of the Company’s current and future clinical programs during the 10-year collaboration term and, for those programs that enter clinical development prior to the end of the collaboration term, for up to an additional three years thereafter. Gilead may exercise its option, on a program-by-program basis, upon payment of an option fee that ranges from $200 million to $275 million per program for the Company’s current clinical programs, and $150 million per program for all other programs that enter clinical development. If Gilead exercises its option with respect to the Company’s TIGIT program, the Company is also eligible to receive up to $500 million in potential U.S. regulatory approval milestones with respect to domvanalimab (formerly referred to as AB154).

Upon Gilead’s exercise of its option to a program, the two companies will co-develop and equally share global development costs, subject to certain opt-out rights of the Company, expense caps on the Company’s spending and true-up adjustments. For each optioned program, provided the Company has not exercised its opt-out rights, the Company has an option to co-promote in the United States with equal sharing of related profits and losses. Gilead has the right to exclusively commercialize any optioned programs outside of the U.S., subject to the rights of the Company’s existing partners to any territories, and Gilead will pay to the Company tiered royalties as a percentage of revenues ranging from the high teens to the low twenties. Gilead will further provide ongoing research and development support of up to $400 million over the collaboration term.

Pursuant to the Purchase Agreement and the Investor Rights Agreement, Gilead has the right, at its option, to purchase additional shares from the Company, up to a maximum of 35% of the Company’s then-outstanding voting common stock, from time to time over the next five years, at a purchase price equal to the greater of a 20% premium to market (based on a trailing five-day average closing price) at the time Gilead exercises such option, and the $33.54 initial purchase price. The Investor Rights Agreement also includes a three-year standstill and a two-year lockup and provides Gilead with registration rights commencing at the end of the lockup period, pro rata participation rights in certain future financings and the right to designate two individuals to be appointed to the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019, and management’s discussion and analysis, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2020. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.”

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

We currently have four investigational products in clinical development. We hold worldwide development and commercialization rights to each of these investigational products with the exception of zimberelimab, for which we hold rights outside of China and Thailand. Taiho Pharmaceutical Co., Ltd. (Taiho) has a time-limited option to exclusively license the development and commercialization rights to each of our programs for Japan and certain other territories in Asia (excluding China), which they have exercised with respect to our adenosine receptor antagonist program, including etrumadenant (formerly referred to as AB928), and our anti-PD-1 program, including zimberelimab. Gilead Sciences, Inc. (Gilead) has a time-limited option to obtain an exclusive license to all of our current and future clinical programs, subject to the rights of our existing partners to any territories. Upon closing of our Option, License and Collaboration Agreement with Gilead (the Gilead Collaboration Agreement), Gilead obtained an exclusive license to our zimberelimab program.

Etrumadenant (formerly referred to as AB928), our small molecule dual A2a/A2b adenosine receptor antagonist, is in clinical development, and is being evaluated in four Phase 1b expansion studies in specific cancer indications: advanced colorectal cancer, triple negative breast cancer, EGFR-mutated lung cancer, and prostate cancer; two collaboration studies with Genentech utilizing their MORPHEUS Phase 1b/2 platform in third-line metastatic colorectal cancer and first-line metastatic pancreatic cancer; a Phase 1b/2 multi-cohort platform trial in participants with metastatic castrate resistant prostate cancer; and a Phase 1b trial in participants with colorectal cancer.

AB680, our small-molecule CD73 inhibitor, is in a Phase 1/1b study for the treatment of first-line metastatic pancreatic cancer. This study consists of a safety dose-escalation portion, followed by an enrollment expansion to evaluate the combination of AB680, zimberelimab (our anti-PD-1 antibody) and the standard-of-care chemotherapies gemcitabine and nab-paclitaxel.

Domvanalimab (formerly referred to as AB154), our in-licensed anti-TIGIT monoclonal antibody, is in Phase 2 development for the treatment of first-line metastatic non-small cell lung cancer in combination with zimberelimab and etrumadenant (formerly referred to as AB928).

Zimberelimab (formerly referred to as AB122), our in-licensed anti-PD-1 monoclonal antibody, is the cornerstone of our combination strategy. In addition to the combination studies with zimberelimab described above, we are also evaluating zimberelimab as monotherapy in a tumor-agnostic, biomarker-selected Phase 1b trial.

Gilead Collaboration

On May 27, 2020, we entered into an Option, License and Collaboration Agreement (Gilead Collaboration Agreement), Common Stock Purchase Agreement (the Purchase Agreement), and Investor Rights Agreement, each with Gilead Sciences, Inc. (Gilead). The transaction closed on July 13, 2020 following expiration of the antitrust waiting period. Upon closing, Gilead made an upfront payment of $175 million pursuant to the Gilead Collaboration Agreement, Gilead made an equity investment of approximately $200 million in us by purchasing 5,963,029 shares of our common stock at a per share price of $33.54 pursuant to the Purchase Agreement, and we appointed Gilead’s designee, Merdad Parsey, M.D., Ph.D., to our Board of Directors pursuant to the Investor Rights Agreement.

Pursuant to the terms of the Gilead Collaboration Agreement, Gilead has an exclusive license to develop and commercialize zimberelimab (formerly referred to as AB122) in certain markets and obtained exclusive options to acquire an exclusive license to develop and commercialize all of our current and future clinical programs during the 10-year collaboration term and, for those programs that enter clinical development prior to the end of the collaboration term, for up to an additional three years thereafter. Gilead may exercise its option, on a program-by-program basis, upon payment of an option fee that ranges from $200 million to $275 million per program for our current clinical programs, and $150 million per program for all other programs that enter clinical development. If Gilead exercises its option with respect to our TIGIT program, we are also eligible to receive up to $500 million in potential U.S. regulatory approval milestones with respect to domvanalimab (formerly referred to as AB154).

Upon Gilead’s exercise of its option to a program, the two companies will co-develop and equally share global development costs, subject to certain of our opt-out rights, expense caps on our spending and true-up adjustments. For each optioned program, provided we have not exercised our opt-out rights, we have an option to co-promote in the United States with equal sharing of related profits and losses. Gilead has the right to exclusively commercialize any optioned programs outside of the U.S., subject to the rights of our existing partners to any territories, and Gilead will pay to us tiered royalties as a percentage of revenues ranging from the high teens to the low twenties. Gilead will further provide ongoing research and development support of up to $400 million over the collaboration term.

Pursuant to the Purchase Agreement and the Investor Rights Agreement, Gilead has the right, at its option, to purchase additional shares from us, up to a maximum of 35% of our then-outstanding voting common stock, from time to time over the next five years, at a purchase price equal to the greater of a 20% premium to market (based on a trailing five-day average closing price) at the time Gilead exercises such option, and the $33.54 initial purchase price. The Investor Rights Agreement also includes a three-year standstill and a two-year lockup and provides Gilead with registration rights commencing at the end of the lockup period, pro rata participation rights in certain future financings and the right to designate two individuals to be appointed to our Board of Directors.

COVID-19 Pandemic

The degree to which COVID-19 impacts our business operations, research and development programs and financial condition will depend on future developments, including new information which may emerge concerning the duration and/or severity of the outbreak and any resurgences, actions by government authorities to contain the spread of the virus, and when and to what extent normal economic and operating conditions can resume. Our management is actively monitoring this health crisis and its effects on our operations, key vendors and workforce.

In mid-March, we voluntarily transitioned our employees, including our laboratory-based personnel, to work-from-home prior to the institution of state and local shelter-in-place orders. Most of our non-laboratory operations, including the conduct and management of our clinical trials and the contract manufacturing organizations engaged in CMC activities on our behalf, were easily and quickly transitioned to remote work arrangements. However, we were not able to transition our laboratory operations to work-from-home and only arranged for limited outsourcing of our discovery activities to third-party research organizations. In late June, we began to transition our laboratory-based personnel back into our facilities; however, our laboratories are operating at reduced capacity due to employee safety measures, such as social distancing requirements and shift work. Our non-laboratory-based personnel continue to work remotely.

Entering 2020, we anticipated that our discovery-stage programs would lead to the advancement of two new molecules into clinical studies in the first quarter of 2021. Based upon current timelines, the first program that we expect to advance into clinical studies remains on-track to meet this objective. The suspension of our laboratory operations has delayed the advancement of the second of these two discovery-stage programs into clinical studies; however, the magnitude of this delay is not yet known.

Despite the public health and mandatory self-quarantine measures in force during the second quarter, we continued to see relatively robust enrollment across our ongoing Arcus-sponsored studies. However, we continue to expect that this pandemic will result in delays to some of our clinical programs, particularly in initiating new studies and/or new investigational sites due to diversion of their resources away from necessary start-up activities, and by limiting the ability of investigational sites to conduct all activities associated with our ongoing studies. For example, the circumstances may hinder their ability to screen patients for enrollment. We are collaborating with our investigational sites to implement measures to minimize disruptions to patients and ensure continued access to treatment, in accordance with health authority guidance.

With respect to manufacturing and supply, we believe we currently have sufficient drug supply for our ongoing clinical studies. Our third-party contract manufacturers continue to operate at or near normal levels and, at this time and subject to further COVID-19 implications, we do not anticipate any disruptions to our drug supply chain.

The full impact of the COVID-19 outbreak continues to evolve and is highly uncertain and subject to change. In connection with our resumption of laboratory operations, we instituted regular COVID-19 testing services in order to minimize the risk to our employees. These additional operating costs, along with the absence of any furlough or measures to reduce personnel costs despite reduced laboratory capacity, will have a negative impact on our operations and financial condition. We do not expect the forward impact will be material due to adjustments in operations that we have made. However, there are many uncertainties around the COVID pandemic and future developments, which are unpredictable, may result in a material, negative impact to our operations and financial condition.

Components of Operating Results

Collaboration and License Revenue

Under the Taiho Agreement, we recognize revenue from the upfront and annual payments for research and development services performed by us to develop our investigational products and from option exercise payments upon Taiho’s exercise of options during the Option Period.

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

We expect our research and development expenses to increase substantially during the next few years due to our Gilead collaboration and as we seek to complete existing clinical trials and advance our programs into later-stage clinical trials, pursue regulatory approval for our investigational products, and advance other programs into the clinic. Later-stage clinical trials typically include a larger number of subjects, are of a longer duration and include more geographic regions. As we advance our clinical-stage programs and prepare to seek regulatory approval, we will also need to conduct certain validation activities with respect to our manufacturing processes for the investigational products in each program. Moreover, in order to maximize the potential of our collaboration with Gilead, we believe it will be important to grow our discovery capabilities and pipeline. As a result, we expect our preclinical, clinical, and contract manufacturing expenses to increase significantly relative to what we have incurred to date. The level of our future research and development investment will depend on a number of factors and uncertainties, including clinical outcomes from our ongoing clinical trials, whether our collaborators opt into any of our programs, the amount of opt-in and milestone payments we receive from our collaborators, and the breadth of any joint development program agreed to with Gilead for programs they opt into. In addition, under our license agreements with WuXi Biologics (Cayman) Inc. (WuXi Biologics) and Abmuno Therapeutics LLC (Abmuno), and our co-development and collaboration agreement with Strata Oncology, Inc. (Strata), we may be required to pay additional clinical and regulatory milestone payments based on the development progress of zimberelimab and domvanalimab (formerly known as AB154). Therefore, we are unable to predict the timing or the final cost to complete our clinical programs or validation of our manufacturing and supply processes and delays may occur due to numerous factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in “Risk Factors.”

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

We anticipate that our general and administrative expenses will increase substantially during the next few years as we support our growing research and development activities, including due to staff expansion, additional occupancy costs, and other costs associated with increased infrastructure needs.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest earned on our investments in fixed-income marketable securities.

Gain on Deemed Sale from Equity Method Investee

Gain on deemed sale from equity method investee consists of a gain related to the dilution of our investment in PACT Pharma, Inc. (PACT Pharma) occurring upon PACT Pharma’s new issuances of equity securities in which we do not participate on a pro rata basis or at all.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2020, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and more fully described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Collaboration and license revenue	$1,750	$1,750	$-	0%
Operating expenses:
Research and development	35,693	24,999	10,694	43%
General and administrative	11,432	5,911	5,521	93%
Loss from operations	(45,375)	(29,160)	(16,215)	56%
Non-operating income (expense):
Interest and other income, net	301	1,482	(1,181)	-80%
Gain on deemed sale from equity method investee	131	-	131	*
Share of loss from equity method investee	(131)	(412)	281	-68%
Total non-operating income, net	301	1,070	(769)	-72%
Net loss	$(45,074)	$(28,090)	$(16,984)	60%

*Not meaningful

Collaboration and License Revenue

Collaboration and license revenue was $1.8 million for the three months ended June 30, 2020 and 2019 and relates to our license and collaboration agreement with Taiho.

Research and Development Expenses

Research and development expenses increased $10.7 million, or 43%, from $25.0 million for the three months ended June 30, 2019 to $35.7 million for the three months ended June 30, 2020. The increase in research and development expenses was due to a $6.3 million increase in manufacturing costs required to supply our clinical studies, an increase of $3.8 million in clinical costs for our ongoing clinical studies, and an increase of $3.9 million in employee compensation costs primarily due to additional headcount, approximately $1.5 million of which consists of non-cash stock-based compensation. Those increases were partially offset by a decrease of $2.5 million due to the achievement of certain development milestones which resulted in expenses of $5.0 million pursuant to the terms of our WuXi Agreement, compared to a $7.5 million milestone payment to WuXi that was recorded in the same period in the prior year. We also saw a decrease of $1.2 million in lab supplies and equipment due to decreased lab activities caused by shelter-in-place orders amid the COVID pandemic.

General and Administrative Expenses

General and administrative expenses increased $5.5 million, or 93%, from $5.9 million for the three months ended June 30, 2019 to $11.4 million for the three months ended June 30, 2020. The increase in general and administrative expenses was due to $2.0 million in legal and accounting expenses largely incurred as a result of our collaboration agreement with Gilead, as well as $1.9 million in consulting expenses driven largely by corporate development activities. We also incurred increased expense of $1.3 million in employee compensation costs primarily due to additional headcount, approximately $0.8 million of which consists of non-cash stock-based compensation.

Interest and Other Income, Net

Interest and other income, net decreased $1.2 million or 80%, from $1.5 million for the three months ended June 30, 2019 to $0.3 million for the three months ended June 30, 2020. The decrease was primarily due to lower interest income resulting from lower investment yields on our portfolio of marketable fixed-income securities and lower average cash and investment balances in the three months ended June 30, 2020 as compared to the same period in the prior year.

Gain on Deemed Sale from Equity Method Investee

Gain on deemed sale from equity method investee was $0.1 million for the three months ended June 30, 2020 due to a gain recorded in connection with PACT Pharma’s Series C-1 preferred financing in June 2020 in which we did not participate.

Share of Loss from Equity Method Investee

Share of loss from equity method investee was $0.1 million for each of the three months ended June 30, 2020 and 2019 due to equity method losses resulting from PACT’s expanding operations.

Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,		Change
	2020	2019	$	%
Collaboration and license revenue	$3,500	$3,500	$-	0%
Operating expenses:
Research and development	58,835	40,553	18,282	45%
General and administrative	18,440	10,879	7,561	70%
Loss from operations	(73,775)	(47,932)	(25,843)	54%
Non-operating income (expense):
Interest and other income, net	948	3,016	(2,068)	-69%
Gain on deemed sale from equity method investee	613	-	613	*
Share of loss from equity method investee	(613)	(844)	231	-27%
Total non-operating income, net	948	2,172	(1,224)	-56%
Net loss	$(72,827)	$(45,760)	$(27,067)	59%

*Not meaningful

Collaboration and License Revenue

Collaboration and license revenue was $3.5 million for the six months ended June 30, 2020 and 2019 and relates to our license and collaboration agreement with Taiho.

Research and Development Expenses

Research and development expenses increased $18.2 million, or 45%, from $40.6 million for the six months ended June 30, 2019 to $58.8 million for the six months ended June 30, 2020. The increase in research and development expenses was due to an increase of $8.5 million in clinical costs for our ongoing clinical studies, an increase of $6.9 million in employee compensation costs primarily due to additional headcount, approximately $2.4 million of which consists of non-cash stock-based compensation, and a $5.9 million increase in manufacturing costs required to supply our clinical studies. Those increases were partially offset by a decrease of $2.5 million due to the achievement of certain development milestones which resulted in expenses of $5.0 million pursuant to the terms of our WuXi Agreement, compared to a $7.5 million milestone payment to WuXi that was recorded in the same period in the prior year. We also saw a decrease of $1.4 million in lab supplies and equipment due to decreased lab activities caused by shelter-in-place orders amid the COVID pandemic.

General and Administrative Expenses

General and administrative expenses increased $7.5 million, or 70%, from $10.9 million for the six months ended June 30, 2019 to $18.4 million for the six months ended June 30, 2020. The increase in general and administrative expenses was due to $2.3 million in legal and accounting expenses largely incurred as a result of our collaboration agreement with Gilead, as well as $2.4 million in consulting expenses driven largely by corporate development activities. We also incurred increased expense of $2.4 million in employee compensation costs primarily due to additional headcount, approximately $1.7 million of which consists of non-cash stock-based compensation, and a $0.5 million increase in expenses driven by investments in information technology and network security.

Interest and Other Income, Net

Interest and other income, net decreased $2.1 million or 69%, from $3.0 million for the six months ended June 30, 2019 to $0.9 million for the six months ended June 30, 2020. The decrease was primarily due to lower interest income resulting from lower investment yields on our portfolio of marketable fixed-income securities and lower average cash and investment balances during the six months ended June 30, 2020 as compared to the same period in the prior year.

Gain on Deemed Sale from Equity Method Investee

Gain on deemed sale from equity method investee was $0.6 million for the six months ended June 30, 2020 due to gains recorded in connection with PACT Pharma’s Series C and Series C-1 preferred financings in January 2020 and June 2020, respectively, in which we did not participate.

Share of Loss from Equity Method Investee

Share of loss from equity method investee was $0.6 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively, due to equity method losses resulting from PACT’s expanding operations.

Liquidity and Capital Resources

To date, we have financed our operations primarily through net proceeds of $226.2 million from private placements of convertible preferred stock, $46.0 million in proceeds from the Taiho Agreement, net proceeds of $124.7 million from our initial public offering of our common stock in March 2018, and $326.2 million of net proceeds in our May 2020 Public Offering. As of June 30, 2020, we had $462.5 million of cash, cash equivalents, and investments in marketable securities. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury obligations, U.S. government agency securities, and investments in corporate securities. In addition, in July 2020 we received $375.0 million from Gilead upon the closing of the transactions under the Collaboration Agreement and Purchase Agreement with Gilead.

Based on our existing business plan, we believe that our existing cash, cash investments, and short-term investments will be sufficient to fund our planned level of operations through at least the next 12 months following the filing date of this report.

We may require additional capital to complete the development and any commercialization of our investigational products. Our future capital requirements will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for our investigational products;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the timing and amount of programs Gilead exercises its option to, and the costs associated with our share of the global development plan for such optioned programs;
•	the timing and amount of milestone payments we receive under the Taiho Agreement and Gilead Collaboration Agreement, and option fees under the Gilead Collaboration Agreement;
•	the extent to which we acquire or in-license other investigational products and technologies;
•	the cost, timing and outcome of regulatory review of our investigational products;
•	the cost and timing of establishing sales and marketing capabilities, if any of our investigational products receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our investigational products;
•	the costs associated with being a public company; and
•	the cost associated with commercializing our investigational products, if they receive marketing approval.

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others rights to our investigational products in certain territories or indications that we would prefer to develop and commercialize ourselves.

See “Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Six Months Ended June 30,
Net cash (used in) provided by:	2020	2019
Operating activities	$(55,215)	$(36,592)
Investing activities	(47,017)	40,952
Financing activities	329,480	644
Net increase in cash, cash equivalents and restricted cash	$227,248	$5,004

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 increased by $18.6 million to $55.2 million as compared to $36.6 million for the same period in the prior year. The increase in cash used is primarily due to the $27.1 million increase in our net loss to $72.8 million. The change in our net loss is primarily a result of our expanded clinical development activities and general and administrative costs incurred to support our operations. The overall increase in cash used is partially offset by year-over-year changes in non-cash items, including $4.1 million of increased expense from stock-based compensation. Additional increase in cash used resulted from changes in our asset and liability balances due to the timing of payments to or from our vendors and collaborators.

Cash Provided by (Used In) Investing Activities

Cash provided by (used in) investing activities was a $47.0 million use of cash for the six months ended June 30, 2020 compared to $41.0 million provided by investing activities for the same period in the prior year. The change in cash flow from investing activities was primarily due to purchases and maturities of our investments in fixed-income marketable securities, as we invested proceeds from our May 2020 Public Offering.

Cash Provided by Financing Activities

Cash provided by financing activities was $329.5 million for the six months ended June 30, 2020 compared to an immaterial amount of cash provided in the same period in the prior year. The increase in cash provided is primarily due to cash received from our May 2020 Public Offering, net of direct offering costs, as well as funds received during the six months ended June 30, 2020 for issuance of common stock pursuant to equity award plans.

Contractual Obligations and Commitments

In June 2020, we entered into a lease amendment for an additional 36,303 square feet of research and development offices in Hayward, California, that is expected to commence in January 2021 for an eight-year term with minimum lease payments of $10.1 million. The lease amendment provides for one eight-year extension period. Other than this lease, there have been no material changes outside the ordinary course of business during the six months ended June 30, 2020, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and will remain an emerging growth company until December 31, 2020. Under the JOBS Act, we elected the extended transition period for complying with new or revised accounting standards. At June 30, 2020 we determined that we will become a large accelerated filer at December 31, 2020 and in the process will no longer qualify as an emerging growth company. We will adopt any accounting pronouncements deferred under this election on or before December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Impact of COVID-19

The impact of the COVID-19 pandemic and related risks could have a material adverse impact on our research and development programs and financial condition.

The degree to which COVID-19 impacts our business operations, research and development programs and financial condition will depend on future developments, including new information which may emerge concerning the duration and/or severity of the outbreak and any resurgences, actions by government authorities to contain the spread of the virus, and when and to what extent normal economic and operating conditions can resume. We expect that this pandemic will result in delays to some of our clinical programs, as well as to our discovery programs, but we are unable to predict the extent of any such delays or impact. Our laboratory-based operations were suspended due to shelter-in-place orders in force during the second quarter of 2020, which will affect our ability to meet some of our discovery and preclinical milestones and timelines. In late June, we began to transition our laboratory-based personnel back into our facilities, however, our laboratories are operating at reduced capacity due to employee safety measures, such as social distancing requirements and shift work.

The full impact of the COVID-19 outbreak continues to evolve and is highly uncertain and subject to change. In connection with our resumption of laboratory operations, we instituted regular COVID-19 testing services in order to minimize the risk to our employees. These additional operating costs, along with the absence of any furlough or measures to reduce personnel costs despite reduced laboratory capacity, will have an adverse impact on our financial condition.

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

We are an early-stage immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the six months ended June 30, 2020 and the year ended December 31, 2019, our net losses were $72.8 million and $84.7 million, respectively. As of June 30, 2020, we had an accumulated deficit of $278.2 million. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.

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

We may need to obtain additional funding to finance our operations and complete the development and any commercialization of our investigational products. If we do not receive substantial opt-in, milestone or royalty payments from our existing collaboration agreements, or are unable to raise additional capital when needed, we may be forced to restrict our operations or delay, reduce or eliminate our product development programs.

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

As of June 30, 2020, we had $462.5 million of cash, cash equivalents and short-term investments. In addition, upon closing of the Gilead Collaboration Agreement, common stock purchase agreement and investor rights agreement with Gilead, we received an upfront payment of $175 million and equity investment of approximately $200 million. While we believe that our cash position will be sufficient to fund our planned level of operations through at least the next 12 months, our future capital requirements will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for our investigational products;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•	the timing and number of programs Gilead exercises its option to, and the costs associated with our share of the global development plan for such optioned programs;
•

the timing and amount of milestone payments we receive from Taiho Pharmaceuticals Co., Ltd. (Taiho) under our option and license agreement (the Taiho Agreement) and Gilead Collaboration Agreement, and option fees under the Gilead Collaboration Agreement;

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect their rights as common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or investigational products or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market investigational products that we would otherwise prefer to develop and market ourselves.

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

Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on our ability to successfully complete the above activities and any other activities required for the successful development and eventual commercialization of one or more of our investigational products. The success of our investigational products will further depend on factors such as:

•	the success of our collaboration with Gilead;
•	successful completion of preclinical studies;
•	permission to proceed under regulatory applications for our planned clinical trials or future clinical trials;
•	successful enrollment in, and completion of, clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing manufacturing capabilities or arrangements with third party manufacturers for clinical supply and, if and when approved, for commercial supply;
•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in combination with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	developing and implementing marketing and reimbursement strategies;
•	obtaining and maintaining third party coverage and adequate reimbursement;
•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our investigational products;
•	the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all; and

•	maintaining a continued acceptable safety profile of any product following approval.

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

The results of preclinical and early clinical trials of our investigational products and other products with the same mechanism of action may not be predictive of the results of later-stage clinical trials. Clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. In particular, results from uncontrolled trials, meaning trials in which there is no control group such as a placebo group, are inherently difficult to interpret. Clinical trials evaluating two or more investigational products in combination that have not yet been approved can compound these difficulties. As a key element of our strategy is the development of intra-portfolio combinations, many of our clinical trials will test more than one investigational products in uncontrolled studies, such as the clinical trials in our Phase 1/1b program for etrumadenant (formerly referred to as AB928) in which we are evaluating etrumadenant in combination with zimberelimab. Furthermore, as more investigational products within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change.

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

For example, enrollment of oncology subjects in our zimberelimab clinical trial may be hampered by nivolumab from Bristol-Myers Squibb and pembrolizumab from Merck, both of which are approved and on the market. Subjects may opt to be treated with an approved product rather than our anti-PD-1 antibody investigational product. In addition, Roche/Genentech have initiated Phase 3 trials with their anti-TIGIT antibody, which could reduce the number of clinical sites and subjects available for our Phase 2 trial evaluating our own anti-TIGIT antibody, AB154. Similarly, we are aware that AstraZeneca is conducting a broad clinical program with its A2aR antagonist in metastatic castration-resistant prostate cancer (mCRPC), and we may compete for clinical sites and enrollment in this patient population, which may adversely impact the rate of enrollment and the timely completion of our Phase 1/1b trials evaluating etrumadenant (formerly AB928) in mCRPC.

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

A key element of our strategy is to build a broad portfolio of investigational products that will allow for the development of intra-portfolio combinations. We believe that by developing or licensing these investigational products, we can control the combinations we pursue and, if and when approved, maximize the commercial potential of these combinations. However, these combinations have not been tested before and may fail to demonstrate synergistic activity against immunological targets, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, may exacerbate adverse events associated with one of the investigational products when used as monotherapy, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy. In addition, it may be difficult to interpret the results of any uncontrolled trials we conduct with our intra-portfolio combinations, such as the clinical trials in our Phase 1/1b program for etrumadenant (formerly referred to as AB928) in which we are evaluating etrumadenant in combination with zimberelimab.

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

Risks Related to Reliance on Third Parties, Manufacturing and Commercialization

We expect to depend on our collaboration with Gilead for the research, development, manufacture and commercialization of our investigational products. If this collaboration is not successful, our business could be adversely affected.

In May 2020, we entered into an option, license and collaboration Agreement (the Gilead Collaboration Agreement) with Gilead Sciences, Inc. (Gilead) pursuant to which Gilead obtained an exclusive option to all of our current and future programs during the 10-

year collaboration term. Upon Gilead’s exercise of its option to a program, the companies will co-develop and equally share global development costs, subject to certain opt-out rights for us, expense caps on our spending and true-up adjustments. For each optioned program, provided we have not exercised our opt-out rights, we have an option to co-promote in the United States and share equally all associated profits and losses. Gilead has the right to exclusively commercialize any optioned programs outside of the U.S., subject to the rights of our existing partners to any territories, and will pay us tiered royalties as a percentage of revenues ranging from the high teens to the low twenties. In connection with the entering into of the Gilead Agreement, we and Gilead also entered into a common stock purchase agreement and an investor rights agreement. Our agreements with Gilead pose a number of risks including, but not limited to, the following:

•

we may not be successful in this collaboration due to various factors, including our ability to demonstrate proof of concept in one or more clinical studies so that Gilead will exercise its option to these programs;

•

if our collaborations on research and development candidates do not result in the successful development and commercialization of products or if Gilead terminates the collaboration agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our investigational products could be delayed and we may need additional resources to develop our investigational products;

•

conflicts may arise between us and Gilead, such as conflicts regarding the combinations or indications to pursue or concerning the interpretation of clinical data, the commercial potential of any optioned investigational products, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. Any such conflicts could slow or prevent the development or commercialization of our investigational products;

•	we will be heavily dependent on Gilead for its further development and commercialization of the investigational products from the programs that it opts into;
•

we have appointed one individual designated by Gilead to our board of directors pursuant to Gilead’s right to designate two individuals to be appointed to our board of directors, and will appoint another individual designated by Gilead to our board of directors in 2020 pursuant to this right, and Gilead owns approximately 13% of our outstanding common stock and will have the right (but not the obligation) to acquire additional shares from us up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock and, as a result, may be able to exert significant influence over our company;

•

Gilead could independently develop, or develop with third parties, products that compete directly or indirectly with our investigational products if Gilead believes that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours; and

•	because Gilead has an option to all of our programs, it will be difficult for us to enter into new collaborations.

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

In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our investigational products may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our investigational products. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop investigational products in a timely manner or within budget. Our or a third party’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue clinical trials of our investigational products under development;
•	delay in submitting regulatory applications, or receiving marketing approvals, for our investigational products;
•	loss of the cooperation of an existing or future collaborator, including option exercises by Taiho or Gilead under the Taiho Agreement or Gilead Collaboration Agreement, respectively;
•	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•	requirements to cease development or to recall batches of our investigational products; and
•	in the event of approval to market and commercialize our investigational products, an inability to meet commercial demands for our product or any other future investigational products.

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

Our employees, clinical trial investigators, CROs, consultants, vendors, collaboration partners and any potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, clinical trial investigators, CROs, consultants, vendors, collaboration partners and any potential commercial partners. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA laws and regulations or those of comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information, (ii) manufacturing standards, (iii) federal and state health and data privacy, security, fraud and abuse, government price reporting, transparency reporting requirements, and other healthcare laws and regulations in the United States and abroad, or (iv) laws that require the true, complete and accurate reporting of financial information or data. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, as well as a disclosure program and other applicable policies and procedures, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Even if we receive marketing approval, we may not be successful in commercializing our investigational products.

We have no sales, marketing or distribution capabilities or experience. If any of our investigational products ultimately obtains regulatory approval, we, whether alone or in collaboration with Gilead for programs that we commercialize together, may not be able to effectively or successful market the product due to a number of factors, including:

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

If any of our investigational products for which we have or retain sales and marketing responsibilities are approved, we must either develop a sales and marketing organization, which would be expensive and time consuming, or outsource these functions to other third parties. We may be unable to recruit and retain adequate numbers of effective sales and marketing personnel, and if we enter into arrangements with third parties to perform sales, marketing and distribution services our product revenue or the profitability of these product revenue to us are likely to be lower than if we were to market and sell any medicines that we develop ourselves.

Furthermore, our commercial success is dependent on obtaining coverage and reimbursement approval for a product from a government or other third-party payor, which is a time-consuming and costly process that could require us and any collaborators to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded therapeutics and therapeutics administered under the supervision of a physician.

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

Our or our collaborators’ inability to successful market and sell any of our investigational products, if approved, could have a material adverse effect on our business and our overall financial condition.

Even if our investigational products are approved by the FDA, they may never be approved or commercialized outside the United States, which would limit our ability to realize their full market potential.

In order to market any products outside the United States, we or our collaborators must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us or our collaborators and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our or our collaborators’ failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any investigational products approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we or our collaborators fail to comply with regulatory requirements in international markets or fail to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

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

Zimberelimab and AB154 are biological products and we may develop additional biological products in the future. We believe that any of our current and future investigational products approved as a biological product under a BLA should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our investigational products to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-

biological products will depend on a number of marketplace and regulatory factors that are still developing.

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

We have entered into in-license agreements with multiple licensors and option agreements to enable the development and commercialization of our investigational products worldwide. In the future, we may seek to enter into acquisitions or additional licensing arrangements with third parties to expand our pipeline or that we believe will complement or augment our development and commercialization efforts with respect to our investigational products and any future investigational products that we may develop. These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, investigational products or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, if we enter into in-license, acquisition or collaboration agreements, or strategic partnerships, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business.

We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement. For example, under the Gilead Collaboration Agreement, for each program Gilead exercises its option to, it will pay an option fee that ranges from $200 million to $275 million for our current clinical programs, and $150 million per program for all other programs that enter clinical development. Furthermore, we and Gilead will equally share global development costs, as well as profits and losses for the United States, subject to certain opt-out rights for us, expense caps on our spending and true-up adjustments. If Gilead does not exercise its option to develop a program, our capital requirements relating to that development program will significantly increase and we may need to seek a new partner in order to develop and commercialize our investigational products from that program. Failure to realize the benefits of any collaborations or strategic alliances may further cause us to curtail the development of an investigational product, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any planned sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our investigational products or bring them to market and generate product sales revenue, which would harm our business prospects, financial condition and results of operations.

We may wish to acquire rights to future assets through in-licensing or may attempt to form collaborations in the future with respect to our investigational products, but may not be able to do so, which may cause us to alter or delay our development and commercialization plans.

The development and potential commercialization of our investigational products may require substantial additional capital to fund expenses. Pursuant to the Gilead Collaboration Agreement, Gilead has an exclusive option to acquire an exclusive license to all of our current and future clinical programs during the 10-year collaboration term. Given the breadth of the collaboration, our ability to form new collaborations in the future will be limited. If Gilead declines to exercise its option to a program, we may need to enter into new collaborations for such programs with companies that have more resources and experience than us. We may not be successful in these efforts because third parties may not view our investigational products as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of an investigational product, we can expect to relinquish some or all of the control over the future success of that investigational product to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:

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

Risks Related to our Business Operations

We expect to expand our research and development capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

In order to maximize the potential of our Gilead Collaboration Agreement, we expect to experience significant growth in our discovery and clinical development capabilities. To support this growth, we will also need to increase the number of employees in clinical operations, biostatistics and data management, quality, regulatory affairs and, if any of our investigational products receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Some of the other products in the same class as our investigational products have already been approved or are further along in development. With respect to our dual adenosine receptor antagonist, etrumadenant (formerly AB928), we are aware of several other clinical-stage selective adenosine A2aR antagonists being developed by AstraZeneca, Corvus, CStone, iTeos Therapeutics and Novartis and a clinical-stage selective adenosine A2bR antagonist being developed by Palobiofarma. For our small-molecule CD73 inhibitor, AB680, we are aware of several pharmaceutical companies developing antibodies against this target, including AstraZeneca, Bristol-Myers Squibb, Corvus, Novartis and Tracon, all of whom have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies, such as Boehringer Ingelheim, Calithera, Eli Lilly, Merck and ORIC, have small-molecule programs against this target, of which only Eli Lilly has advanced its CD73 inhibitor into clinical development. Regarding our anti-PD-1 antibody, zimberelimab, multiple large pharmaceutical companies have already received regulatory approvals for their anti-PD-1/PD-L1 antibodies, including AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, and there are also many other anti-PD-1 and anti-PD-L1 antibodies in clinical development. With respect to our anti-TIGIT antibody, AB154, we are aware of several pharmaceutical companies developing antibodies against this target, including Astellas, Beigene, Bristol-Myers Squibb, Compugen, Genentech, Innovent, Merck KGaA, Mereo and Seattle Genetics. To our knowledge, there are no approved anti-TIGIT antibodies.

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

As discussed above, some companies, such as AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, have anti-PD-1/PD-L1 antibodies that are approved and on the market, and continue to develop and seek regulatory approval for their respective anti-PD-1/PD-L1 antibodies for additional oncology indications. For example, in June 2020, the U.S. FDA granted accelerated approval to Keytruda® (pembrolizumab) for the treatment of patients with solid tumors that have high tumor mutational burden. Many other companies are developing anti-PD-1/PD-L1 antibodies for various oncology indications that are further along in development than zimberelimab. This competitive environment could limit our development opportunities for zimberelimab or compromise our ability to successfully enroll our ongoing and future clinical trials with zimberelimab by limiting the availability of clinical trial investigators, sites and/or subjects which could slow, delay or limit the progress of zimberelimab’s development. As a result of these or other problems and risks, we may never receive marketing approval for zimberelimab, may not realize the full commercial potential of zimberelimab as monotherapy or in combination with our other investigational products, may never recoup our financial investment or may never generate significant value or revenue from this asset.

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

We have incurred substantial losses during our history and our ability to generate profits in the future is uncertain. Unused losses for the tax year ended December 31, 2017 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused losses generated after December 31, 2017, under current tax law will not expire and may be carried forward indefinitely, but the deductibility of such net operating losses in tax years beginning after December 31, 2020 will be limited to 80% of current year taxable income in any given year. In addition, both our current and our future unused losses may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (IRC), if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We performed an analysis under IRC Section 382 through December 31, 2018 with respect to our net operating loss and credit carryforwards. We concluded that, while an ownership change occurred in previous years as defined under IRC Section 382, we do not expect such ownership changes to result in the expiration of our net operating loss carryforwards prior to utilization.

However, recent and future equity issuances, including our May 2020 public offering and our equity issuances to Gilead, may result in an additional ownership change. As a result, our ability to use all of our pre-change net operating loss carryforwards (NOLs) and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be subject to limitations that could result in increased future tax liability to us. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, including a recent California franchise tax law change limiting the usability of California state NOLs to offset taxable income in taxable years beginning on or after January 1, 2020 and before January 1, 2023, which could accelerate or permanently increase state taxes owed. Therefore, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of any deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

•	the timing and cost of, and level of investment in, research and development activities relating to our investigational products, which may change from time to time;
•	option fees received by us in connection with option exercises by Taiho and/or Gilead pursuant to their respective option agreements;
•	our ability to attract, hire and retain qualified personnel;
•	expenditures that we will or may incur to develop additional investigational products;
•	our ability to obtain marketing approval for our investigational products, and the timing and scope of any such approvals we may receive;
•	the changing and volatile U.S. and global economic environments; and
•	future accounting pronouncements or changes in our accounting policies.

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

Commencing with our fiscal year ending December 31, 2020, our independent registered public accounting firm will be required to perform an evaluation of our internal control over financial reporting. Despite our efforts, there is a risk that our independent registered public accounting firm will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by the Sarbanes-Oxley Act. Investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

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

Based upon shares outstanding as of July 15, 2020, after the closing of our collaboration agreement with Gilead, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 38.7% of our common stock. Gilead, which owns approximately 13% of our outstanding common stock, also has the right to designate two individuals to be appointed to our board of directors, of which we have already appointed one of its designees. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018

3.2	Amended and Restated Bylaws	8-K	001-38419	3.1	May 26, 2020

10.1*A	Option, License and Collaboration Agreement dated May 27, 2020 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.
10.2 A	Common Stock Purchase Agreement dated May 27, 2020 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	8-K	001-38419	99.1	July 13, 2020
10.3 A	Investor Rights Agreement dated May 27, 2020 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	8-K	001-38419	99.2	July 13, 2020
10.4*	Third Amendment dated June 26, 2020 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership
10.5	Non-Employee Director Compensation Program	8-K	001-38419	10.1	June 5, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

*	Filed herewith.
A	This exhibit omits information subject to confidential treatment.

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

ARCUS BIOSCIENCES, INC.

Date:	August 6, 2020	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2020	By:	/s/ Robert C. Goeltz II
Robert C. Goeltz II
Chief Financial Officer (Principal Financial and Accounting Officer)