Form 10-Q
period 2020-09-30
Arcus Biosciences, Inc.
filed 2020-11-05
CIK 1724521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the registrant had 64,923,304 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2020	2019*
ASSETS
Current assets:
Cash and cash equivalents	$221,849	$57,937
Short-term investments	560,583	130,333
Receivable from collaboration partners	2,579	132
Accrued interest receivable	372	251
Prepaid expenses and other current assets	11,816	4,052
Total current assets	797,199	192,705
Long-term investments	2,700	-
Property and equipment, net	8,728	9,330
Restricted cash	203	203
Other long-term assets	2,245	872
Total assets	$811,075	$203,110
LIABILITIES
Current liabilities
Accounts payable	$8,102	$4,704
Accrued research and development expenses	28,237	4,572
Other accrued liabilities	7,496	4,950
Deferred revenue, current	115,614	7,000
Other current liabilities	3,422	1,480
Total current liabilities	162,871	22,706
Deferred revenue, noncurrent	91,298	12,022
Deferred rent, noncurrent	4,311	3,734
Other long-term liabilities	8,178	806
Total liabilities	266,658	39,268
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2020 and December 31, 2019; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 64,924,073 and 45,925,004 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	6	4
Additional paid-in capital	820,661	369,100
Accumulated deficit	(276,331)	(205,326)
Accumulated other comprehensive income	81	64
Total stockholders’ equity	544,417	163,842
Total liabilities and stockholders’ equity	$811,075	$203,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	The Condensed Consolidated Balance Sheet as of December 31, 2019 has been derived from the audited financial statements as of that date.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Collaboration and license revenue	$64,530	$1,750	$68,030	$5,250
Operating expenses:
Research and development	51,801	17,241	110,636	57,795
General and administrative	11,177	7,758	29,617	18,637
Total operating expenses	62,978	24,999	140,253	76,432
Income (loss) from operations	1,552	(23,249)	(72,223)	(71,182)
Non-operating income (expense):
Interest and other income, net	270	1,254	1,218	4,272
Gain on deemed sale from equity method investee	-	-	613	-
Share of loss from equity method investee	-	(357)	(613)	(1,202)
Total non-operating income, net	270	897	1,218	3,070
Net income (loss)	1,822	(22,352)	(71,005)	(68,112)
Other comprehensive income (loss)	(63)	(59)	17	160
Comprehensive income (loss)	$1,759	$(22,411)	$(70,988)	$(67,952)
Net income (loss) per share, basic	$0.03	$(0.51)	$(1.37)	$(1.56)
Weighted-average number of shares used to compute basic net income (loss) per share	62,599,193	43,939,281	51,852,247	43,750,154
Net income (loss) per share, diluted	$0.03	$(0.51)	$(1.37)	$(1.56)
Weighted-average number of shares used to compute diluted net income (loss) per share	65,145,707	43,939,281	51,852,247	43,750,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018 *	43,610,823	$4	$357,873	$(122,828)	$(107)	$234,942
Cumulative effect adjustment upon adoption of ASC 606	-	-	-	2,212	-	2,212
Issuance of common stock upon exercise of stock options	69	-	-	-	-	-
Vesting of early exercised stock options and restricted stock	114,934	-	273	-	-	273
Stock-based compensation	-	-	1,674	-	-	1,674
Other comprehensive income	-	-	-	-	136	136
Net loss	-	-	-	(17,670)		(17,670)
Balance at March 31, 2019	43,725,826	$4	$359,820	$(138,286)	$29	$221,567
Issuance of common stock upon exercise of stock options	17,649	-	99	-	-	99
Vesting of early exercised stock options and restricted stock	107,952	-	260	-	-	260
Issuance of common stock under Employee Stock Purchase Plan	82,681	-	596	-	-	596
Stock-based compensation	-	-	2,130	-	-	2,130
Other comprehensive income	-	-	-	-	84	84
Net loss	-	-	-	(28,090)	-	(28,090)
Balance at June 30, 2019	43,934,108	$4	$362,905	$(166,376)	$113	$196,646
Issuance of common stock upon exercise of stock options	1,052	-	1	-	-	1
Vesting of early exercised stock options and restricted stock	100,397	-	252	-	-	252
Stock-based compensation	-	-	2,740	-	-	2,740
Other comprehensive income	-	-	-	-	(60)	(60)
Net loss	-	-	-	(22,352)	-	(22,352)
Balance at September 30, 2019	44,035,557	$4	$365,898	$(188,728)	$53	$177,227

Balance at December 31, 2019 *	44,212,195	$4	$369,100	$(205,326)	$64	$163,842
Issuance of common stock upon exercise of stock options	59,939	-	643	-	-	643
Vesting of early exercised stock options and restricted stock	77,388	-	220	-	-	220
Stock-based compensation	-	-	3,462	-	-	3,462
Other comprehensive income	-	-	-	-	224	224
Net loss	-	-	-	(27,753)	-	(27,753)
Balance at March 31, 2020	44,349,522	$4	$373,425	$(233,079)	$288	$140,638
Issuance of common stock in public offering, net of $21,629 offering costs	12,650,000	2	326,244	-	-	326,246
Issuance of common stock upon exercise of stock options	216,286	-	1,751	-	-	1,751
Vesting of early exercised stock options and restricted stock	64,501	-	216	-	-	216
Issuance of common stock under Employee Stock Purchase Plan	91,859	-	607	-	-	607
Stock-based compensation	-	-	4,470	-	-	4,470
Other comprehensive loss	-	-	-	-	(144)	(144)
Net loss	-	-	-	(45,074)	-	(45,074)
Balance at June 30, 2020	57,372,168	$6	$706,713	$(278,153)	$144	$428,710
Issuance of common stock and rights to purchase additional shares in accordance with Gilead Purchase Agreement, net of $1,931 offering costs	5,963,029	-	107,468	-	-	107,468
Issuance of common stock upon exercise of stock options	30,039	-	270	-	-	270
Vesting of early exercised stock options and restricted stock	60,209	-	208	-	-	208
Stock-based compensation	-	-	6,002	-	-	6,002
Other comprehensive income	-	-	-	-	(63)	(63)
Net income	-	-	-	1,822	-	1,822
Balance at September 30, 2020	63,425,445	$6	$820,661	$(276,331)	$81	$544,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	The balances as of December 31, 2019 and 2018 have been derived from the audited financial statements as of that date.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flow from operating activities
Net loss	$(71,005)	$(68,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,934	6,544
Depreciation and amortization	2,371	2,722
Share of loss from equity method investee	613	1,202
Gain on deemed sale from equity method investee	(613)	-
Amortization of premiums on investments	(333)	(2,213)
Changes in operating assets and liabilities:
Receivable from collaboration partners	(2,447)	(5,276)
Amounts owed by a related party		83
Prepaid expenses and other current assets	(7,885)	(1,902)
Other long-term assets	(1,373)	21
Accounts payable	3,165	(94)
Accrued research and development expenses	23,665	2,989
Accrued liabilities	2,485	650
Other current liabilities	1,869	42
Deferred revenue	187,890	(250)
Deferred rent	741	(397)
Other long-term liabilities	7,973	-
Net cash (used in) provided by operating activities	161,050	(63,991)
Cash flow from investing activities
Purchases of short-term and long-term investments	(568,903)	(180,245)
Proceeds from maturities of short-term and long-term investments	135,300	253,290
Sales of short-term investments	1,003	-
Purchases of property and equipment	(1,536)	(1,729)
Net cash (used in) provided by investing activities	(434,136)	71,316
Cash flow from financing activities
Proceeds from issuance of common stock and rights to purchase additional shares, net of issuance costs	433,776	-
Proceeds from issuance of common stock pursuant to equity award plans	3,271	697
Repurchase of unvested shares of stock	(49)	(94)
Net cash provided by financing activities	436,998	603
Net increase in cash and cash equivalents	163,912	7,928
Cash, cash equivalents and restricted cash at beginning of period	58,140	71,267
Cash, cash equivalents and restricted cash at end of period	$222,052	$79,195

Non-cash investing and financing activities:
Unpaid portion of financing costs included in accrued liabilities	$61	$-
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	$245	$33
Vesting of early exercised stock options and restricted stock	$643	$784

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

Liquidity and Capital Resources

As of September 30, 2020, the Company had cash and investments of $785.1 million, which are cash, cash equivalents, and investments in marketable securities, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the filing date of this report.

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

Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. “Accrued interest receivable,” which was previously reported as “Prepaid expenses and other current assets”, and “Accrued research and development expense”, which was previously reported as “Other accrued liabilities” on the consolidated balance sheets, are now reported as separate line items.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. Estimates were used to determine the standalone selling price of performance obligations and the timing of revenue recognition, the value of stock-based awards and other issuances, accruals for research and development costs, useful lives of long-lived assets, and uncertain tax positions. Actual results could differ materially from the Company’s estimates.

Cash Equivalents and Investments

Cash equivalents include marketable securities having an original maturity of three months or less at the time of purchase. Short-term investments have maturities of greater than three months and up to twelve months at the time of purchase. Long-term investments have maturities greater than 12 months at the time of purchase. Collectively, cash equivalents, short-term and long-term investments are considered available-for-sale and are recorded at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive income (loss). Realized gains and losses are included in interest and other income, net in the condensed consolidated statements of operations and comprehensive income or loss. The basis on which the cost of a security that is sold or an amount that is reclassified out of accumulated other comprehensive income or loss into earnings is determined using the specific identification method.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash as Reported in Condensed Consolidated Statements of Cash Flows

Restricted cash at September 30, 2020 and December 31, 2019 represents cash balances held as security in connection with the Company’s facility lease agreements. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the total shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$221,849	$57,937
Restricted cash	203	203
Cash, cash equivalents and restricted cash	222,052	$58,140

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

Collaborative Arrangements and Contracts with Customers

The Company assesses whether its collaboration agreements are subject to Accounting Standards Codification (ASC) Topic 808, Collaborative Arrangements (ASC 808) based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, the Company applies the unit of account guidance under ASC Topic 606, Revenue from Contracts with Customers (ASC 606) to identify distinct performance obligations, and then determine whether a customer relationship exists for each distinct performance obligation. If the Company determines a performance obligation within the arrangement is with a customer, it applies the guidance in ASC 606. If a portion of a distinct bundle of goods or services within an arrangement is not with a customer, then the unit of account is not within the scope of ASC 606, and the recognition and measurement of that unit of account shall be based on analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election.

The Company enters into collaborative arrangements that typically include one of more of the following: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) fees attributable to options to intellectual property; and (v) cost-sharing or research and development (R&D) funding arrangements. When a portion of non‑refundable upfront fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied. Fees attributable to options are deferred until the option expires or is exercised. When an option is exercised, the performance obligations associated with the option are identified, which will determine the accounting for the transaction price attributable to the option.

As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligation. To determine the stand-alone selling price, the Company may consider items such as forecasted revenues, development timelines, discount rates, and probabilities of technical and regulatory success. The Company evaluates each performance obligation to determine if it can be satisfied at a point in time or over time. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

License Fees

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments and Variable Consideration

At the inception of each arrangement that includes milestone payments or variable consideration, the Company evaluates whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated value is included in the transaction price. Milestone payments that are not within the control of the Company or the Company’s collaboration partner, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration or other revenues and earnings in the period of adjustment.

Cost-Sharing or R&D Funding Arrangements

Under certain collaborative arrangements, the Company has been reimbursed for a portion of its research and development expenses, including costs of drug supplies. When these R&D services are performed under a reimbursement or cost sharing model with a collaboration partner, the Company records these reimbursements as a reduction of R&D expense in its condensed consolidated statements of operations.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its collaborative arrangements.

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

Stock-Based Compensation

Stock-based awards granted include stock options and restricted stock awards with time-based vesting. Accounting standards require the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based payments. The Company’s determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model, and is impacted by the Company’s common stock price as well as other variables including, but not limited to, expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends. Compensation expense associated with restricted stock awards is based on the fair value of common stock on the date of grant.

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

The FFCR Act, CARES Act and Trailer Bill did not have a material impact on the Company’s condensed consolidated financial statements as of September 30, 2020; however, the Company continues to examine the impacts the FFCR Act, CARES Act and Trailer Bill may have on its business, results of operations, financial condition and liquidity.

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

In November 2018, the FASB issued ASU No. 2018-18 (Topic 808), Collaborative Arrangements. ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, Revenue from Contracts with Customers, (Topic 606) when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The Company adopted this ASU as of January 1, 2020, with an immaterial impact on its financial statements.

Recently Issued Accounting Standards or Updates Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases (ASU 2016-02). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which offers a practical expedient for transitioning at the adoption date. The Company is required to adopt these ASUs for its year ended December 31, 2020, with an effective date of January 1, 2020. The Company expects to adopt the standard using the modified retrospective approach which requires a cumulative-effect adjustment to retained earnings for adjustments prior to January 1, 2020. The Company also expects to adopt certain practical expedients provided by ASU 2018-11. The Company is in the process of implementing its plan, which includes the identification of its lease population and implementing changes to existing process that will be required to meet the requirements of the new standard. The adoption of Topic 842 is expected to impact the Company’s condensed consolidated financial statements as the Company has certain operating lease arrangements for which it is the lessee. The Company is currently evaluating the impact the adoption of Topic 842 will have on its financial position and results of operations but anticipates the recognition of additional material assets and corresponding material liabilities on its condensed consolidated balance sheet related to leases. The adoption of this accounting standard update is also expected to impact the Company’s condensed consolidated financial statement disclosures. While the Company is finalizing its evaluation of adopting this accounting standard update on its financial statements and related disclosures, the Company expects to recognize on its balance sheet for associated leases new ROU assets and corresponding liabilities as of January 1, 2020, approximately $6 million and $10 million, respectively.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy as of September 30, 2020 and December 31, 2019. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$181,303	$181,303	$-	$-
U.S. treasury securities	373,476	-	373,476	-
U.S. government agency securities	34,992	-	34,992	-
Corporate securities and commercial paper	195,361	-	195,361	-
Total assets measured at fair value	$785,132	$181,303	$603,829	$-

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$45,498	$45,498	$-	$-
U.S. treasury securities	74,854	-	74,854	-
Corporate securities and commercial paper	67,918	-	67,918	-
Total assets measured at fair value	$188,270	$45,498	$142,772	$-

Classified as (with contractual maturities):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$221,849	$57,937
Short-term investments (due within one year)	560,583	130,333
Long-term investments (due between one and two years)	2,700	-
Total cash, cash equivalents and investments in marketable securities	$785,132	$188,270

Investments in marketable securities are classified as available-for-sale. At September 30, 2020 and December 31, 2019, the balance in the Company’s accumulated other comprehensive income comprised activity related to the Company’s available-for-sale marketable securities. There were immaterial and no realized gains or losses recognized on the sale or maturity of available-for-sale marketable securities as of September 30, 2020 and December 31, 2019, respectively, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the periods then ended. The Company has a limited number of available-for-sale marketable securities in loss positions as of September 30, 2020, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The fair value and amortized cost of investments in marketable securities by major security type as of September 30, 2020 and December 31, 2019 are presented in the tables that follow (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of September 30, 2020:
Money market funds	$181,303	$-	$-	$181,303
U.S. treasury securities	373,423	54	(1)	373,476
U.S. government agency securities	34,986	6	-	34,992
Corporate securities and commercial paper	195,339	27	(5)	195,361
Total	$785,051	$87	$(6)	$785,132

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2019:
Money market funds	$45,498	$-	$-	$45,498
U.S. treasury securities	74,801	12	(1)	74,812
Corporate securities and commercial paper	67,907	55	(2)	67,960
Total	$188,206	$67	$(3)	$188,270

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Personnel expenses	$6,247	$4,571
Professional fees	632	183
Other	617	196
Total	$7,496	$4,950

Note 5. Equity Investment

The Company owns approximately 3.6 million shares of common stock, 1.0 million shares of Series A preferred stock, and warrants to purchase additional stock of PACT Pharma, Inc. (PACT Pharma), a privately funded, early-stage biopharmaceutical company focused on adoptive cell therapy. This interest in PACT Pharma is accounted for as an equity method investment, and as a result the Company records its share of PACT Pharma’s operating results in interest and other income, net, in its condensed consolidated statements of operations and comprehensive income (loss). The investment balance was zero at September 30, 2020 and December 31, 2019. Since the Company has no obligation to provide cash financing to PACT Pharma, the Company is not required to record losses beyond the carrying amount of the investment.

In January and June 2020, PACT Pharma issued shares in its Series C and Series C-1 preferred stock financings. The Company did not participate in these financings. The decrease in the Company’s equity ownership percentage and an increase in PACT Pharma’s estimated fair value per share resulted in gains on dilution totaling an immaterial amount and $1.5 million during the three and nine months ended September 30, 2020. After applying an immaterial amount and $0.9 million in losses accumulated in prior periods when the equity investment balance was zero, the Company recorded a gain of zero and $0.6 million for the three and nine months ended September 30, 2020, respectively.

The Company’s share of PACT Pharma’s losses for the for the three and nine months ended September 30, 2020 exceeded gains for the same period. The Company recorded zero and $0.6 million for its share of PACT Pharma’s operating losses for the three and nine months ended September 30, 2020, respectively. The unrecognized equity method losses in excess of the Company’s investment was $1.2 million as of September 30, 2020.

At September 30, 2020 and December 31, 2019, the Company determined the fair value of the warrants to be insignificant to the condensed consolidated financial statements.

Note 6. License and Collaboration Agreements

The following table summarizes the revenues for the three and nine months ended September 30, 2020 and 2019 received as a result of the Company’s collaboration agreements with Gilead Sciences, Inc. (Gilead) and Taiho Pharmaceutical Co., Ltd. (Taiho):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
License revenue	$55,096	$-	$55,096	$-
Collaboration revenue	9,434	1,750	12,934	5,250
Collaboration and license revenue	$64,530	$1,750	$68,030	$5,250

The following table summarizes details of revenues for the three and nine months ended September 30, 2020 and 2019 by collaboration and by category of revenue:

			Three Months Ended September 30,		Nine Months Ended September 30,
Revenues recognized:	Over time	Point in time	2020	2019	2020	2019
Gilead license to zimberelimab		*	$55,096	$-	$55,096	$-
Gilead access rights related to the Company's research and development pipeline	*		7,684	-	7,684	-
Taiho collaboration agreement	*		1,750	1,750	5,250	5,250
Total collaboration and license revenue			$64,530	$1,750	$68,030	$5,250

In addition to revenues, the Company recognized $0.5 million as a reduction to R&D expense for the three months ended September 30, 2020 due to the development services performed during the period for zimberelimab. The Company recognized the following revenue as a result of changes in the deferred revenue balance during the period below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue recognized in the period from:	2020	2019	2020	2019
Amounts included in deferred revenue at the beginning of the period	$1,750	$1,750	$5,250	$5,250
Performance obligations satisfied in previous period	-	-	-	-

The Company received $175 million in upfront payments from Gilead in connection with the Option, License and Collaboration Agreement and identified $100 million in unconstrained consideration to be received in 2022. In addition, the Company received $200 million from Gilead in connection with the Stock Purchase Agreement, of which approximately $109.4 million represented the fair value of stock purchased at the transaction closing date in July 2020 with the remaining premium of $90.6 million allocated to the transaction price. The Company determined the present value of the unconstrained variable consideration to be $99.1 million at the contract closing date. These payments were allocated to the performance obligations identified as follows:

September 30, 2020
Allocation of transaction price
Upfront cash consideration	$175,000
Payment for access rights related to the Company's research and development pipeline	99,126
Premium from Stock Purchase Agreement	90,600
Total transaction price allocated to revenue	$364,726

Allocation to performance obligations
Zimberelimab license	$55,096
Etrumadenant option	126,657
Domvanalimab option	36,640
Access rights related to the Company's research and development pipeline	136,653
Development and commercialization services for zimberelimab	9,680
Total	$364,726

Gilead Sciences, Inc.

On May 27, 2020, the Company entered into an Option, License and Collaboration Agreement (Gilead Collaboration Agreement), Common Stock Purchase Agreement (the Stock Purchase Agreement), and Investor Rights Agreement, (collectively, the Gilead Agreements), each with Gilead Sciences, Inc. (Gilead). The transaction closed on July 13, 2020 following expiration of the antitrust waiting period. Upon closing, Gilead made an upfront payment of $175 million pursuant to the Gilead Collaboration Agreement, and made an equity investment of approximately $200 million in the Company by purchasing 5,963,029 shares of Arcus common stock at a per share price of $33.54 pursuant to the Stock Purchase Agreement, and the Company appointed Gilead’s designee, Merdad Parsey, M.D., Ph.D., to the Company’s Board of Directors pursuant to the Investor Rights Agreement.

Pursuant to the terms of the Gilead Collaboration Agreement, Gilead has an exclusive license to develop and commercialize zimberelimab (formerly referred to as AB122) in certain markets and obtained exclusive options to acquire an exclusive license to develop and commercialize all of the Company’s current and future clinical programs during the 10-year collaboration term, contingent upon Gilead’s payment of up to $400.0 million and, for those programs that enter clinical development prior to the end of the collaboration term, for up to an additional three years thereafter. Gilead may exercise its option, on a program-by-program basis, upon payment of an option fee that ranges from $200 million to $275 million per program for the Company’s current clinical programs, and $150 million per program for all other programs should Gilead elect to exercise its options.

Upon Gilead’s exercise of its option to a program, the two companies will co-develop and equally share global development costs, subject to certain opt-out rights of the Company, and expense caps on the Company’s spending and related subsequent adjustments. For each optioned program, provided the Company has not exercised its opt-out rights, the Company has an option to co-promote in the United States with equal sharing of related profits and losses. Gilead has the right to exclusively commercialize any optioned programs outside of the U.S., subject to the rights of the Company’s existing partners to any territories, and Gilead will pay to the Company tiered royalties as a percentage of revenues ranging from the high teens to the low twenties. Gilead will further provide ongoing research and development support in the form of research and development pipeline access rights payments of up to $400 million over the collaboration term.

Pursuant to the Stock Purchase Agreement and the Investor Rights Agreement, Gilead has the right, at its option, to purchase additional shares from the Company, up to a maximum of 35% of the Company’s then-outstanding voting common stock, from time to time over the next five years, at a purchase price equal to the greater of a 20% premium to market (based on a trailing five-day average closing price) at the time Gilead exercises such option, and the $33.54 initial purchase price. Based on the value of the Company’s common stock at the contract closing, the right to purchase additional shares had no value. The Investor Rights Agreement also includes a three-year standstill and a two-year lockup and provides Gilead with registration rights commencing at the end of the lockup period, pro rata participation rights in certain future financings and the right to designate two individuals to be appointed to the Company’s Board of Directors.

The Company’s assessment of the transaction price included an analysis of amounts it expected to receive, which at contract inception consisted of the upfront cash payment of $175.0 million due upon contract closing in July 2020, the present value of the $100.0 million payment related to the research and development access rights due in 2022, and the $90.6 million premium resulting from Gilead’s purchase of common stock. All payments to date have been made by Gilead as they became due and payable so given this successful collection history, the Company considers the entire $364.7 million outlined above to be the initial transaction price.

The Company evaluated the Gilead Agreements under ASC 606 and determined that the performance obligations at the contract inception consisted of the following:

Zimberelimab (formerly AB122) license

Effective on closing, Gilead obtained an exclusive license to zimberelimab. The standalone selling price of this license was determined using a discounted cash flow method. The Company recognized the full revenues associated with this performance obligation on the date the transaction closed.

Etrumadenant (formerly AB928) option

Gilead has the right to exercise an option for exclusive rights to etrumadenant, the Company’s adenosine receptor program, in exchange for an option payment of $250.0 million, that expires after a proscribed period following the Company’s achievement of certain development milestones. The Company calculated the standalone selling price of this program using a discounted cash flow method and concluded that it exceeded the price of the option, creating a material right and a distinct performance obligation. The Company will recognize revenue allocated to the material right either upon the option’s exercise or expiration.

Domvanalimab (formerly AB154) option

Gilead has the right to exercise an option for exclusive rights to domvanalimab, the Company’s anti-TIGIT monoclonal antibody, in exchange for an option payment of $275.0 million, that expires after a proscribed period following the Company’s achievement of certain development milestones. The Company calculated the standalone selling price of this program using a discounted cash flow method and concluded that it exceeded the price of the option, creating a material right and a distinct performance obligation. The Company will recognize revenue allocated to the material right either upon the option’s exercise or expiration.

Access rights related to the Company’s research and development pipeline

Gilead receives exclusive access to the Company’s current programs as well as the future programs for a period of ten years, contingent upon Gilead’s payment of $400.0 million, with the first payment of $100.0 million in 2022, and an additional $100 million payment due at Gilead’s option on each of the fourth, sixth, and eighth anniversaries of the agreement. The standalone selling price of this ongoing research and development pipeline access was determined using an expected cost-plus margin approach. The Company evaluated its rights and obligations in the Gilead Collaboration Agreement and determined that Gilead is contractually obligated to make the $100.0 million payment due in 2022 resulting in a minimum term of four years for this performance obligation. As a result, the amount was included in the transaction price. The Company determined that the revenue allocated to the performance obligation should be recognized over the four-year period. The Company further determined that Gilead is not obligated to pay the remaining $300.0 million due over the remainder of the term. Failure to pay the non-obligatory payments will result in Gilead’s loss of certain rights to access and obtain licenses to the programs arising from the Company’s research and development pipeline.

Development and commercialization services for zimberelimab

In conjunction with the license, the Company determined there existed a separate obligation to perform further development and commercialization services for Gilead. The standalone selling price of this obligation was determined using an expected cost-plus margin approach. This obligation includes a 50/50 share of the costs associated with all future development and commercialization of zimberelimab. The portion of the transaction price allocated to this performance obligation has been allocated in accordance with the total costs forecast for the development and commercialization of zimberelimab. The Company will recognize the amounts allocated to development services throughout the initial 4 year period of the contract. The Company will defer the portion allocated to commercialization services until future periods when the actual costs are incurred. Any payments received from or payments made to Gilead for the 50/50 cost share will be recognized as a reduction or an increase to R&D expense, respectively.

Gilead was also granted option rights to programs not yet in development. These programs were not determined to be performance obligations at contract inception, as there are no identified programs, revenues, or costs to compare against the option price.

Prepaid expenses and contract liabilities

The Company incurred $7.3 million in expenses to obtain the contract, which consisted of consultant and legal fees that were directly connected to the successful completion of the Gilead Collaboration Agreement, the Stock Purchase Agreement and the Investor Rights Agreement. The Company determined that $1.9 million of these expenses were related to the Stock Purchase Agreement and recorded them as offering costs. The Company allocated the remaining expenses between the various performance obligations, to be recognized when the underlying revenue is recognized. The portion allocated to the delivery of zimberelimab was recognized immediately, and the portion allocated to the remaining performance obligations will be recognized over the initial noncancelable four-year term of the Gilead Collaboration Agreement. During the three and nine months ended September 30, 2020, the Company recognized $1.1 million in expense from the amortization of these assets. At September 30, 2020, the Company had $4.3 million in prepaid expenses from costs to obtain the Gilead Agreements, of which $2.9 million was recorded in prepaid expenses and other current assets and $1.4 million was recorded in other long-term assets. The Company also recognized $9.2 million in contract liabilities for future development and promotion costs which Gilead prepaid, of which $1.9 million and $7.3 million represented the short and long-term portions of the liability, recorded in other current liabilities and other non-current liabilities on the condensed consolidated balance sheets, respectively.

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

The Company also concluded that, at the inception of the agreement, Taiho’s exclusive options are not considered material rights as the options do not contain a significant and incremental discount. The Company therefore excludes the exclusive options from the initial transaction price and accounts for them as separate contracts. In 2018, Taiho exercised its option to the Company’s adenosine receptor antagonist program, including etrumadenant (formerly referred to as AB928), for a fee of $3.0 million, which was recognized by the Company as revenue during the year ended December 31, 2018 under ASC 605. The adoption of ASC 606 in 2019 had no effect on the revenue recognized for this fee. In 2019, Taiho exercised its option to the Company’s anti-PD-1 antibody program, including zimberelimab (formerly referred to as AB122) for a fee of $8.0 million. The Company identified one performance obligation, the delivery of the license, which was completed in 2019. The transaction price was determined to be the payment of $8.0 million, which was recognized by the Company as licensing revenue during the year ended December 31, 2019 under ASC 606. Upon the option exercises, Taiho gained sole responsibility for the development and commercialization of the licensed products from within the programs in the Taiho Territory.

The Company also determined that the clinical and regulatory milestone payments under the Taiho Agreement are variable consideration under ASC 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the clinical and regulatory milestones, such as the regulatory approvals which are not within the Company’s control, the Company will not consider achievement of such milestones to be probable until the uncertainty associated with the milestones has been resolved. When it is probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price, which will then be allocated to each performance obligation, on a relative standalone selling price basis, for which the Company recognizes revenue. As of September 30, 2020, no clinical or regulatory milestones had been achieved under the Taiho Agreement.

The Company also considers the contingent payments due from Taiho upon the achievement of specified sales volumes to be similar to royalty payments. The Company considers the license to be the predominant item to which the royalties relate. The Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of September 30, 2020, no sales milestone or royalty revenue has been recognized.

The Taiho Agreement shall remain in effect until expiry of all Royalty Terms for the licensed products, in each case subject to certain exceptions.

WuXi Biologics License Agreement

The Company entered into a license agreement (the WuXi Agreement) with WuXi Biologics (Cayman) Inc. (WuXi Biologics) in August 2017, as subsequently amended in June 2019 and March 2020, in which the Company obtained an exclusive license to develop, use, manufacture, and commercialize products including an anti-PD-1 antibody worldwide except for Greater China and Thailand. From the inception of the WuXi Agreement through September 30, 2020, the Company has made upfront and milestone payments of $31.0 million and incurred sub-license fees of $11.3 million. These payments were recorded as research and development expense, as the products had not reached technological feasibility and do not have an alternative future use. The WuXi Agreement also provides for additional clinical and regulatory milestone payments, commercialization milestone payments of up to $375.0 million, and tiered royalty payments to be made to WuXi Biologics that range from the high single-digits to low teens of net sales by the Company of licensed products.

The Company incurred $10.1 million and $15.1 million in expense under the WuXi Agreement during the three and nine months ended September 30, 2020, which includes a sub-license fee of $10.1 million due in connection with the grant of a sublicense to Gilead for zimberelimab under the Gilead Collaboration Agreement in July 2020, and a $5.0 million development milestone expense.

Abmuno License Agreement

In December 2016, the Company entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) for a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab (formerly referred to as AB154). Under the Abmuno Agreement, the Company has made upfront and milestone payments totaling $9.6 million as of September 30, 2020. The Abmuno Agreement also provides for additional clinical, regulatory and commercialization milestone remaining payments of up to $98.0 million as of September 30, 2020.

The Company incurred $3.0 million in development milestone expense during the three and nine months ended September 30, 2020.

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

For the three and nine months ended September 30, 2020, the Company incurred expenses pursuant to the Genentech Agreement of $0.1 million. Net expenses related to this co-development agreement are recorded within research and development expenses.

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

Under the terms of the Strata Agreement, the parties will share a portion of development costs for the clinical collaboration under specified terms. Strata is eligible to receive $2.5 million upon the achievement of a development milestone, as well as regulatory and commercial milestones of up to $125.0 million and up to double-digit royalties on U.S. net sales of zimberelimab in the biomarker-identified indication. From the inception of the Agreement through September 30, 2020, the Company has made a milestone payment of $2.5 million and has incurred expenses of $2.2 million, of which $0.4 million had been reimbursed by Strata as development cost sharing. These amounts were recorded within research and development expense.

As further consideration in connection with the Strata Agreement, the Company issued to Strata 1,257,651 restricted shares of its common stock with an initial measured fair value of $15.0 million, which are subject to vesting based upon the achievement of specified regulatory milestones within certain timelines. Expense relating to the restricted shares subject to these milestones is recognized if it is considered probable that the associated shares will vest. The probability of achievement is assessed at the end of each quarterly period. As of September 30, 2020, the Company determined that none of the restricted shares were probable of vesting and, as a result, no compensation expense related to the restricted shares has been recognized to date.

For the three and nine months ended September 30, 2020, the Company incurred expenses pursuant to the Strata Agreement of $0.3 million and $1.2 million, respectively. Of these expenses, $0.1 million and $0.2 million have been reimbursed by Strata as development cost sharing for the three and nine months ended September 30, 2020, respectively. Net expenses related to this co-development agreement are recorded within research and development expenses.

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

In July 2020, the Company closed the Gilead Collaboration Agreement, Common Stock Purchase Agreement, and the Investor Rights Agreement, each signed with Gilead in May 2020. The transaction closed on July 13, 2020 following expiration of the antitrust waiting period. Upon closing, Gilead made an equity investment of approximately $200 million in the Company by purchasing 5,963,029 shares of Arcus common stock at a per share price of $33.54 pursuant to the Stock Purchase Agreement. Of the $200 million equity investment, approximately $90.6 million was determined to be a premium on the purchase of common stock and allocated to the performance obligations created by the Gilead Collaboration Agreement. See Note 6 in this Form 10-Q for further discussion of the agreements with Gilead. Net proceeds from Gilead’s equity investment were approximately $107.5 million after allocating the premium and deducting direct offering expenses of $1.9 million.

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

In January 2020, the Company adopted the 2020 Inducement Plan (2020 Plan). Under the 2020 Plan, 3,000,000 shares were reserved for issuance.

In June 2020, the Company issued a total of 658,950 shares of common stock under restricted stock agreements to its employees and directors under the 2018 Plan. At the date of grant, the shares had an estimated weighted average fair value of $29.41 per share. Under the terms of the restricted stock agreements, shares vest annually over four years for employees and over 12 months for directors. During the three and nine months ended September 30, 2020, 5,000 shares were forfeited. There were 653,950 shares of restricted stock outstanding at September 30, 2020.

Total stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$3,075	$978	$7,179	$2,693
General and administrative	2,927	1,762	6,755	3,851
Total stock-based compensation	$6,002	$2,740	$13,934	$6,544

Note 9. Net Income (Loss) per Share

Basic net income (loss) per share is calculated based on the weighted-average number of shares of the Company’s common stock during the period. Diluted net income (loss) per share is calculated based on the weighted-average number of shares of the Company’s common stock and other dilutive securities outstanding during the period. The potentially dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options and equivalents were determined under the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$1,822	$(22,352)	$(71,005)	$(68,112)
Denominator:
Weighted-average common shares outstanding	64,132,283	45,787,137	53,452,007	45,253,176
Less: weighted-average common shares subject to vesting	(1,533,090)	(1,847,856)	(1,599,760)	(1,503,022)
Weighted-average common shares used to compute basic net income (loss) per share	62,599,193	43,939,281	51,852,247	43,750,154
Dilutive effect of stock options	2,538,926	-	-	-
Dilutive effect of ESPP	7,588	-	-	-
Weighted-average common shares used to compute diluted net income (loss) per share	65,145,707	43,939,281	51,852,247	43,750,154
Net income (loss) per share: basic	$0.03	$(0.51)	$(1.37)	$(1.56)
Net income (loss) per share: diluted	$0.03	$(0.51)	$(1.37)	$(1.56)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock options issued and outstanding	1,518,386	4,274,163	7,841,220	4,274,163
Unvested restricted common stock issued as part of collaboration agreement	1,257,651	1,257,651	1,257,651	1,257,651
Unvested early exercised common stock options	-	552,364	240,977	552,364
Restricted stock units issued	653,950	-	653,950	-
Employee Stock Purchase Plan shares	12,966	-	79,848	-
Total	3,442,953	6,084,178	10,073,646	6,084,178

The Company also excluded the effect of Gilead’s right to purchase additional shares of the Company’s common stock from its calculation as these rights had no intrinsic value at September 30, 2020.

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

Note 11. Related parties

Relationship and transactions with Gilead Sciences, Inc. (Gilead)

As of September 30, 2020, Gilead held approximately 13% of the Company’s outstanding common stock, and has the right, at its option, to purchase up to a maximum of 35% of the Company’s then-outstanding voting common stock, from time to time over the next five years. Gilead also has the right under the Investor Rights Agreement to designate two individuals to be appointed to the Company’s board of directors. In July 2020, in accordance with Gilead’s right, the Company appointed the first Gilead designee, Merdad Parsey, M.D., Ph.D., to its board of directors.

At September 30, 2020, the Company had a $2.5 million cost sharing receivable recorded on the condensed consolidated balance sheets under receivable from collaboration partners, to be invoiced the following quarter. The Company also had $193.1 million in deferred revenue at September 30, 2020, of which $84.5 million represented the long-term portion of revenue allocated to Gilead’s access rights to the Company’s research and development pipeline and was recorded in deferred revenue, noncurrent on the condensed consolidated balance sheets. The Company also recognized $9.2 million in contract liabilities for future development and promotion costs which Gilead prepaid, of which $1.9 million and $7.3 million represented the short and long-term portions of the liability, recorded in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets, respectively.

For the three and nine months ended September 30, 2020, the Company recognized $62.8 million in revenue under the Gilead Collaboration Agreement. The Company also recognized a $3.0 million reduction in research and development expense related to its cost-sharing provisions of the agreement, of which $2.5 million relates to the ongoing collaboration over zimberelimab and $0.5 million relates to the development and commercialization activities performance obligation.

The Company received $175 million in upfront payments from Gilead in connection with the Option, License and Collaboration Agreement and identified $100 million in unconstrained consideration to be received in 2022. In addition, the Company received $200 million from Gilead in connection with the Stock Purchase Agreement, of which approximately $109.4 million represented the fair value of stock purchased at the transaction closing date in July 2020 with the remaining premium of $90.6 million allocated to the transaction price.

Note 12. Subsequent event

On October 29, 2020 the Company announced a collaboration with AstraZeneca to evaluate domvanalimab (AB154), the Company’s investigational anti-TIGIT antibody, in combination with AstraZeneca’s Imfinzi (durvalumab) in a registrational Phase 3 clinical trial in patients with unresectable Stage III non-small cell lung cancer (NSCLC). Under the terms of the agreement, each company will retain existing rights to their respective molecules and any future commercial economics. AstraZeneca will conduct the trial, and each company will supply its respective anti-cancer agent to support the trial. Pursuant to the terms of the agreement, the parties will share costs for the trial.

Consistent with the terms of the recently completed Arcus-Gilead partnership, Gilead maintains an option to co-develop and co-commercialize domvanalimab. If Gilead exercises its option to domvanalimab, the trial from this AstraZeneca collaboration is expected to form part of the Arcus and Gilead joint development program and Arcus’s portion of the trial costs would be shared with Gilead.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019, and management’s discussion and analysis, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 5, 2020. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Further, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Our actual results could differ materially from those discussed in these forward-looking and other statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.”

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

Gilead Collaboration

On May 27, 2020, we entered into the Gilead Collaboration Agreement, a Common Stock Purchase Agreement (the Stock Purchase Agreement), and an Investor Rights Agreement, (collectively, the Gilead Agreements), each with Gilead. The transaction closed on July 13, 2020 following expiration of the antitrust waiting period. Upon closing, Gilead made an upfront payment of $175 million pursuant to the Gilead Collaboration Agreement, Gilead made an equity investment of approximately $200 million in us by purchasing 5,963,029 shares of our common stock at a per share price of $33.54 pursuant to the Stock Purchase Agreement, and we appointed Gilead’s designee, Merdad Parsey, M.D., Ph.D., to our Board of Directors pursuant to the Investor Rights Agreement.

Pursuant to the terms of the Gilead Collaboration Agreement, Gilead has an exclusive license to develop and commercialize zimberelimab (formerly referred to as AB122) in certain markets and obtained exclusive options to acquire an exclusive license to develop and commercialize all of our current and future clinical programs during the 10-year collaboration term, contingent upon Gilead’s payment of $400 million, with the first payment of $100.0 million in 2022 and an additional $100.0 million payment due at Gilead’s option on each of the fourth, sixth, and eighth anniversaries of the agreement. For those programs that enter clinical development prior to the end of the collaboration term, Gilead’s option rights will extend for up to an additional three years thereafter. Gilead may exercise its option, on a program-by-program basis, upon payment of an option fee that ranges from $200 million to $275 million per program for our current clinical programs, and $150 million per program for all other programs that enter clinical development. If Gilead exercises its option with respect to our TIGIT program, we are also eligible to receive up to $500 million in potential U.S. regulatory approval milestones with respect to domvanalimab (formerly referred to as AB154).

Upon Gilead’s exercise of its option to a program, the two companies will co-develop and equally share global development costs, subject to certain of our opt-out rights, and expense caps on our spending and related subsequent adjustments. For each optioned program, provided we have not exercised our opt-out rights, we have an option to co-promote in the United States with equal sharing of related profits and losses. Gilead has the right to exclusively commercialize any optioned programs outside of the U.S., subject to the rights of our existing partners to any territories, and Gilead will pay to us tiered royalties as a percentage of revenues ranging from the high teens to the low twenties. Gilead will further provide ongoing research and development support of up to $400 million over the collaboration term.

Pursuant to the Stock Purchase Agreement and the Investor Rights Agreement, Gilead has the right, at its option, to purchase additional shares from us, up to a maximum of 35% of our then-outstanding voting common stock, from time to time over the next five years, at a purchase price equal to the greater of a 20% premium to market (based on a trailing five-day average closing price) at the time Gilead exercises such option, and the $33.54 initial purchase price. The Investor Rights Agreement also includes a three-year standstill and a two-year lockup and provides Gilead with registration rights commencing at the end of the lockup period, pro rata participation rights in certain future financings and the right to designate two individuals to be appointed to our Board of Directors.

COVID-19 Pandemic

The degree to which COVID-19 impacts our business operations, research and development programs and financial condition will depend on future developments, including the ultimate duration and/or severity of the outbreak and any resurgences, actions by government authorities to contain the spread of the virus, the timing, availability and effectiveness of any vaccines, and when and to what extent normal economic and operating conditions can resume. Our management continues to actively monitor this health crisis and its effects on our operations, key vendors and workforce.

We conduct our clinical trials in the U.S. and internationally in geographic regions that are impacted by COVID-19 to varying degrees.  While we have seen relatively robust enrollment across our ongoing Arcus-sponsored studies, we expect to see volatility as local governments respond to resurgences and during the upcoming flu season, each of which may result in the prolonged reinstitution, extension or enhancement of shelter-in-place measures.  The American Cancer Society has also reported that the pandemic has led to declines in screening, diagnosis and treatment for cancer patients, which will impact the enrollment of patients in clinical trials targeting early stage cancers and retention of patients overall in our trials.  Patient safety remains our paramount concern and we continue to collaborate with our existing and with new investigational sites to implement measures to minimize disruptions to patients and ensure continued access to treatment, in accordance with health authority guidance. We are unable to predict the full impact of this pandemic on our clinical programs.

With respect to manufacturing and supply, we believe we currently have sufficient drug supply for our ongoing clinical studies. Our third-party contract manufacturers continue to operate at or near normal levels and, at this time and subject to further COVID-19 implications, we do not anticipate any disruptions to our drug supply chain.

Our discovery programs were impacted by the suspension in our laboratory-based operations from mid-March to late June. Despite the return of our laboratory-based personnel back into our facilities, our laboratories are operating at reduced capacity due to employee safety measures, such as social distancing requirements and shift work. Entering 2020, we expected to advance two preclinical programs into the clinic in the first quarter of 2021. The suspension and reduced operating capacity have delayed the advancement of the second program until the second half of 2021.

The full impact of the COVID-19 outbreak remains highly uncertain and subject to change. In connection with our resumption of laboratory operations, we instituted regular COVID-19 testing services in order to minimize the risk to our employees. These additional operating costs, along with the absence of any furlough or measures to reduce personnel costs despite reduced laboratory capacity, will have a negative impact on our operations and financial condition. We do not expect the forward impact will be material due to adjustments in operations that we have made. However, there are many uncertainties around the COVID pandemic and future developments, which are unpredictable, may result in a material, negative impact to our operations and financial condition.

Components of Operating Results

Collaboration and License Revenue

Our collaboration and license revenue consists of revenue recognized from the upfront and periodic payments received from Taiho and Gilead, for research and development services performed by us to develop our investigational products under the terms of our collaboration agreements, and from any option exercise payments.

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

Except for those updates resulting from our entering into the Gilead Agreements, there have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2020, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and more fully described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Collaboration and license revenue	$64,530	$1,750	$62,780	*
Operating expenses:
Research and development	51,801	17,241	34,560	200%
General and administrative	11,177	7,758	3,419	44%
Income (loss) from operations	1,552	(23,249)	24,801	-107%
Non-operating income (expense):
Interest and other income, net	270	1,254	(984)	-78%
Share of loss from equity method investee	-	(357)	357	-100%
Total non-operating income, net	270	897	(627)	-70%
Net income (loss)	$1,822	$(22,352)	$24,174	-108%

*Not meaningful

Collaboration and License Revenue

Collaboration and license revenue increased $62.7 million, from $1.8 million for the three months ended September 30, 2019 to $64.5 for the three months ended September 30, 2020. The increase in collaboration and license revenue was primarily due to the recognition of $55.1 million in revenue for the license to zimberelimab and $7.7 million related to Gilead’s ongoing rights to access our intellectual property in accordance with the Gilead Collaboration Agreement.

Research and Development Expenses

Research and development expenses increased $34.6 million, or 200%, from $17.2 million for the three months ended September 30, 2019 to $51.8 million for the three months ended September 30, 2020. The increase in research and development expenses was primarily due to an $11.1 million increase in manufacturing costs required to supply our clinical studies, an increase of $4.5 million in clinical costs for our ongoing clinical studies, and an increase of $5.2 million in employee compensation costs primarily due to additional headcount, approximately $2.1 million of which consists of non-cash stock-based compensation. We also incurred $13.1 million in expense in the three months ended September 30, 2020, consisting of a $10.1 million sub-license fee due to WuXi for zimberelimab and a $3.0 million payment due to the achievement of a development milestone under Abmuno Agreement, with no corresponding payments in the same period of the prior year.

General and Administrative Expenses

General and administrative expenses increased $3.4 million, or 44%, from $7.8 million for the three months ended September 30, 2019 to $11.2 million for the three months ended September 30, 2020. The increase in general and administrative expenses was primarily due to $1.3 million in employee compensation costs primarily due to additional headcount, approximately $1.2 million of which consists of non-cash stock-based compensation. Additional increases in finance and legal expenses were largely driven by expenses incurred as a result of our transaction with Gilead as well as costs incurred to support our growth and ongoing compliance with public company requirements.

Interest and Other Income, Net

Interest and other income, net decreased $1.0 million or 78%, from $1.3 million for the three months ended September 30, 2019 to $0.3 million for the three months ended September 30, 2020. The decrease was primarily due to lower interest income resulting from lower investment yields on our portfolio of marketable fixed-income securities in the three months ended September 30, 2020 as compared to the same period in the prior year.

Share of Loss from Equity Method Investee

We recognized no loss on our investment in PACT for the three months ended September 30, 2020 as the carrying value of the investment balance was zero. We recognized $0.4 million in losses in the same period in 2019 due to equity method losses resulting from PACT’s expanding operations.

Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Collaboration and license revenue	$68,030	$5,250	$62,780	*
Operating expenses:
Research and development	110,636	57,795	52,841	91%
General and administrative	29,617	18,637	10,980	59%
Loss from operations	(72,223)	(71,182)	(1,041)	1%
Non-operating income (expense):
Interest and other income, net	1,218	4,272	(3,054)	-71%
Gain on deemed sale from equity method investee	613	-	613	*
Share of loss from equity method investee	(613)	(1,202)	589	-49%
Total non-operating income, net	1,218	3,070	(1,852)	-60%
Net loss	$(71,005)	$(68,112)	$(2,893)	4%

*Not meaningful

Collaboration and License Revenue

Collaboration and license revenue increased $62.7 million, from $5.3 million for the nine months ended September 30, 2019 to $68.0 million for the nine months ended September 30, 2020. The increase in collaboration and license revenue was primarily due to the recognition of $55.1 million in revenue for the license to zimberelimab and $7.7 million related to Gilead’s ongoing rights to access our intellectual property in accordance with the Gilead Collaboration Agreement.

Research and Development Expenses

Research and development expenses increased $52.8 million, or 91%, from $57.8 million for the nine months ended September 30, 2019 to $110.6 million for the nine months ended September 30, 2020. The increase in research and development expenses was primarily due to an increase of $17.7 million in manufacturing costs required to supply our clinical studies, an increase of $13.4 million in clinical costs for our ongoing clinical studies, and an increase of $12.2 million in employee compensation costs primarily due to additional headcount, approximately $4.5 million of which consists of non-cash stock-based compensation. Expenses related to sublicense fees and milestone payments also increased $10.6 million, from $7.5 million for the nine months ended September 30, 2019 to $18.1 million for the nine months ended September 30, 2020 as a result of the sublicense fee paid to WuXi and milestone payments paid to WuXi and Abmuno. Those increases were partially offset by a decrease of $1.4 million in lab supplies and equipment due to decreased lab activities caused by shelter-in-place orders amid the COVID pandemic.

General and Administrative Expenses

General and administrative expenses increased $11.0 million, or 59%, from $18.6 million for the nine months ended September 30, 2019 to $29.6 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was due primarily to $2.2 million in consulting expenses incurred in corporate development activities. We also incurred increased expense of $3.7 million in employee compensation costs primarily due to additional headcount, approximately $2.9 million of which consists of non-cash stock-based compensation, and $3.5 million in legal and accounting expenses incurred to support our expanding operations and ongoing compliance with public company requirements.

Interest and Other Income, Net

Interest and other income, net decreased $3.1 million or 71%, from $4.3 million for the nine months ended September 30, 2019 to $1.2 million for the nine months ended September 30, 2020. The decrease was primarily due to lower interest income resulting from lower investment yields on our portfolio of marketable fixed-income securities during the nine months ended September 30, 2020 as compared to the same period in the prior year.

Gain on Deemed Sale from Equity Method Investee

Gain on deemed sale from equity method investee was $0.6 million for the nine months ended September 30, 2020 due to gains recorded in connection with PACT Pharma’s Series C and Series C-1 preferred financings in January 2020 and June 2020, respectively, in which we did not participate.

Share of Loss from Equity Method Investee

Share of loss from equity method investee was $0.6 million and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively, due to equity method losses resulting from PACT’s expanding operations.

Liquidity and Capital Resources

To date, we have financed our operations primarily through net proceeds of $226.2 million from private placements of convertible preferred stock, $46.0 million in proceeds from the Taiho Agreement, net proceeds of $124.7 million from our initial public offering of our common stock in March 2018, and $326.2 million of net proceeds in our May 2020 Public Offering. In addition, in July 2020 we received $375.0 million from Gilead upon the closing of the transactions under the Collaboration Agreement and Stock Purchase Agreement with Gilead. As of September 30, 2020, we had $785.1 million of cash, cash equivalents, and investments in marketable securities, compared to $188.3 million as of December 31, 2019. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury obligations, U.S. government agency securities, and investments in corporate securities.

Based on our existing business plan, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our planned level of operations through at least the next 12 months following the filing date of this report.

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
•

the timing and amount of programs Gilead exercises its option to obtain an exclusive license to our current and future clinical programs, subject to the rights of our existing partners, and the costs associated with our share of the global development plan for such optioned programs;

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
Net cash (used in) provided by:	2020	2019
Operating activities	$161,050	$(63,991)
Investing activities	(434,136)	71,316
Financing activities	436,998	603
Net increase in cash, cash equivalents and restricted cash	$163,912	$7,928

Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities was $161.1 million provided by operating activities for the nine months ended September 30, 2020, as compared to $64.0 million cash used in operating activities for the same period in the prior year. The change in cash flow from operating activities is primarily due to cash received at the close of the Gilead Collaboration Agreement in July 2020, year-over-year changes in non-cash items, including $7.4 million of increased expense from stock-based compensation, and changes in our asset and liability balances due to the timing of payments to or from our vendors and collaborators.

Cash Provided by (Used In) Investing Activities

Cash provided by (used in) investing activities was a $434.1 million use of cash for the nine months ended September 30, 2020 compared to $71.3 million provided by investing activities for the same period in the prior year. The change in cash flow from investing activities was primarily due to net purchases of our investments in fixed-income marketable securities, as we invested proceeds received from our May 2020 Public Offering, the Gilead Collaboration Agreement, and the Stock Purchase Agreement.

Cash Provided by Financing Activities

Cash provided by financing activities was $437.0 million for the nine months ended September 30, 2020 compared to an immaterial amount of cash provided in the same period in the prior year. The increase in cash provided is primarily due to cash received from our May 2020 Public Offering, net of direct offering costs, the Stock Purchase Agreement, and funds received during the nine months ended September 30, 2020 for issuance of common stock pursuant to equity award plans.

Contractual Obligations and Commitments

In June 2020, we entered into a lease amendment for an additional 36,303 square feet of research and development offices in Hayward, California, that is expected to commence in January 2021 for an eight-year term with minimum lease payments of $10.1 million. The lease amendment provides for one eight-year extension period. Other than this lease, there have been no material changes outside the ordinary course of business during the nine months ended September 30, 2020, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The degree to which COVID-19 impacts our business operations, research and development programs and financial condition will depend on future developments, including the ultimate duration and/or severity of the outbreak and any resurgences, actions by government authorities to contain the spread of the virus, the timing, availability and effectiveness of any vaccines, and when and to what extent normal economic and operating conditions can resume. The American Cancer Society has reported that the pandemic has led to declines in screening, diagnosis and treatment for patients, which will adversely impact the enrollment of patients in clinical trials targeting early stage cancers and retention of patients overall in our trials.  While we conduct our clinical trials in the U.S. and internationally in geographic regions that are impacted by COVID-19 to varying degrees, due to the foregoing factors and the uncertainty on how the upcoming flu season may affect the COVID-19 pandemic, we are unable to predict the full impact of this pandemic on our clinical programs.

Our discovery programs were impacted by the suspension in our laboratory-based operations from mid-March to late June. Despite the return of our laboratory-based personnel back into our facilities, our laboratories are operating at reduced capacity due to employee safety measures, such as social distancing requirements and shift work. This has delayed the advancement of one of two preclinical programs that we had expected would enter the clinic in the first quarter of 2021. The first program continues in preclinical development, however, the pandemic has delayed the second program until the second half of 2021.

The full impact of the COVID-19 outbreak remains highly uncertain and subject to change. In connection with our resumption of laboratory operations, we instituted regular COVID-19 testing services in order to minimize the risk to our employees. These additional operating costs, along with the absence of any furlough or measures to reduce personnel costs despite reduced laboratory capacity, will have an adverse impact on our financial condition.

In addition, the impact of the COVID-19 pandemic, including governmental and other actions to combat it such as the imposition of the shelter-in-place and other public health orders, may exacerbate the effects of the risks described below.

Risks Related to our Limited Operating History, Financial Position and Capital Requirements

We are an early-stage immuno-oncology company with a limited operating history. We have incurred annual net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

We are an early-stage immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in early development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the nine months ended September 30, 2020 and the year ended December 31, 2019, our net losses were $71.0 million and $84.7 million, respectively. As of September 30, 2020, we had an accumulated deficit of $276.3 million. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.

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

As of September 30, 2020, we had $785.1 million of cash, cash equivalents and investments, which includes the upfront payment of $175 million and equity investment of approximately $200 million that we received from Gilead Sciences, Inc. (Gilead) upon closing of the option, license and collaboration agreement (Gilead Collaboration Agreement) and the Stock Purchase Agreement. While we believe that our cash position will be sufficient to fund our planned level of operations through at least the next 12 months, our future capital requirements will depend on many factors, including:

•	the scope, rate of progress and costs of our drug discovery, preclinical development activities, laboratory testing and clinical trials for our investigational products;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•

the timing and number of programs Gilead exercises its option to obtain an exclusive license to our current and future clinical programs, subject to the rights of our existing partners, and the costs associated with our share of the global development plan for such optioned programs;

•

the timing and amount of milestone payments we receive from Taiho Pharmaceuticals Co., Ltd. (Taiho) under our option and license agreement (the Taiho Agreement) and the Gilead Collaboration Agreement, and option fees under the Gilead Collaboration Agreement;

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

Public health outbreaks, such as the COVID-19 (coronavirus) pandemic, are also expected to adversely impact our clinical trial operations. We anticipate that the limited resources available at investigational sites will limit their ability to initiate new studies, screen and enroll subjects, conduct and report all patient assessments and hinder their ability to collect all patients samples, which may impact our ability to assess the activity of our investigational products in a timely manner.

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

In May 2020, we entered into an option, license and collaboration Agreement (the Gilead Collaboration Agreement) with Gilead Sciences, Inc. (Gilead) pursuant to which Gilead obtained an exclusive option to all of our current and future programs during the 10-year collaboration term contingent upon Gilead’s payment of up to $400.0 million. Upon Gilead’s exercise of its option to a program, the companies will co-develop and equally share global development costs, subject to certain opt-out rights for us, and expense caps on our spending and related subsequent adjustments. For each optioned program, provided we have not exercised our opt-out rights, we have an option to co-promote in the United States and share equally all associated profits and losses. Gilead has the right to exclusively commercialize any optioned programs outside of the U.S., subject to the rights of our existing partners to any territories, and will pay us tiered royalties as a percentage of revenues ranging from the high teens to the low twenties. In connection with the entering into of the Gilead Collaboration Agreement, we and Gilead also entered into a common stock purchase agreement and an investor rights agreement. Our agreements with Gilead pose a number of risks including, but not limited to, the following:

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

We, or our third-party manufacturers, may be unable to successfully produce or scale-up manufacturing of our investigational products in sufficient quality and quantity, which would delay or prevent us and/or our third-party collaborators from conducting clinical trials and developing our investigational products.

We, or our third-party manufacturers, will need to manufacture and supply large quantities of our investigational products to support our clinical development plans. With respect to investigational products from optioned programs, we, or our third-party manufacturers, may need to produce additional quantities to support the scope of our joint clinical development program with Gilead, Gilead’s additional evaluations with its own proprietary products or Taiho’s independent clinical development plans. Furthermore, we are a party to various collaboration and supply arrangements, such as our clinical trial collaboration with Genentech to evaluate etrumadenant and atezolizumab utilizing the MORPHEUS platform. We, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our investigational products in a timely or cost-effective manner, or at all, to support these collective needs. In addition, quality issues may arise during scale-up activities. If we or our manufacturing partners are unable to successfully produce or scale up the manufacture of our investigational products in sufficient quality and quantity, the development, testing and clinical trials of that investigational product may be delayed or become infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement. For example, under the Gilead Collaboration Agreement, for each program Gilead exercises its option to, it will pay an option fee that ranges from $200 million to $275 million for our current clinical programs, and $150 million per program for all other programs that enter clinical development. Furthermore, we and Gilead will equally share global development costs, as well as profits and losses for the United States, subject to certain opt-out rights for us, and expense caps on our spending and related subsequent adjustments. If Gilead does not exercise its option to develop a program, our capital requirements relating to that development program will significantly increase and we may need to seek a new partner in order to develop and commercialize our investigational products from that program. Failure to realize the benefits of any collaborations or strategic alliances may further cause us to curtail the development of an investigational product, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any planned sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our investigational products or bring them to market and generate product sales revenue, which would harm our business prospects, financial condition and results of operations.

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

Some of the other products in the same class as our investigational products have already been approved or are further along in development. With respect to our dual adenosine receptor antagonist, etrumadenant (formerly AB928), we are aware of several other clinical-stage selective adenosine A2aR antagonists being developed by AstraZeneca, Corvus, CStone, iTeos Therapeutics and Novartis and a clinical-stage selective adenosine A2bR antagonist being developed by Palobiofarma. For our small-molecule CD73 inhibitor, AB680, we are aware of several pharmaceutical companies developing antibodies against this target, including AstraZeneca, Bristol-Myers Squibb, Corvus, Novartis and Tracon, all of whom have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies, such as Boehringer Ingelheim, Calithera, Eli Lilly, Merck and ORIC, have small-molecule programs against this target, of which only Eli Lilly has advanced its CD73 inhibitor into clinical development. Regarding our anti-PD-1 antibody, zimberelimab, multiple large pharmaceutical companies have already received regulatory approvals for their anti-PD-1/PD-L1 antibodies, including AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, and there are also many other anti-PD-1 and anti-PD-L1 antibodies in clinical development. With respect to our anti-TIGIT antibody, AB154, we are aware of several pharmaceutical companies developing antibodies against this target, including Agenus, Astellas, Beigene, Bristol-Myers Squibb, Compugen, Genentech, Innovent, iTeos Therapeutics, Merck KGaA, Mereo and Seattle Genetics. To our knowledge, there are no approved anti-TIGIT antibodies.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (Tax Act), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of any deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

•	the timing and cost of, and level of investment in, research and development activities relating to our investigational products, which may change from time to time;
•	option fees received by us in connection with option exercises by Taiho and/or Gilead pursuant to their respective option agreements;
•	amounts payable by us in connection with the achievement of development, regulatory and commercial milestones under our in-license and other strategic agreements;
•	our ability to attract, hire and retain qualified personnel;
•	expenditures that we will or may incur to develop additional investigational products;
•	our ability to obtain marketing approval for our investigational products, and the timing and scope of any such approvals we may receive;
•	the changing and volatile U.S. and global economic environments; and
•	future accounting pronouncements or changes in our accounting policies.

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

Based upon shares outstanding as of October 15, 2020, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 31.5% of our common stock. Gilead, which owns approximately 13% of our outstanding common stock, also has the right to designate two individuals to be appointed to our board of directors, of which we have already appointed one of its designees. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the third quarter of fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
July 1, 2020, to July 31, 2020	-	$-	$-	-
August 1, 2020 to August 31, 2020	2,946	5.39	-	-
September 1, 2020 to September 30, 2020	-	-	-	-
Total	2,946		$-	$-

All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our common stock that had been issued upon early exercise of stock options. Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018

3.2	Amended and Restated Bylaws	8-K	001-38419	3.1	May 26, 2020
10.1*	Offer letter by and between Arcus Biosciences, Inc. and Robert C. Goeltz II dated June 30, 2020.
10.2*	Offer letter by and between Arcus Biosciences, Inc. and Jennifer Jarrett dated September 10, 2020.
10.3*	Fourth Amendment dated October 16, 2020 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

*	Filed herewith.
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

ARCUS BIOSCIENCES, INC.

Date:	November 5, 2020	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2020	By:	/s/ Robert C. Goeltz II
Robert C. Goeltz II
Chief Financial Officer (Principal Financial and Accounting Officer)