Form 10-K
period 2020-12-31
Arcus Biosciences, Inc.
filed 2021-02-25
CIK 1724521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-38419

Arcus Biosciences, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-3898435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3928 Point Eden Way Hayward, CA 94545 (Address of principal executive offices)

Registrant’s telephone number, including area code: (510) 694-6200

Securities registered pursuant to Section 12(b) of the Act:

Titles of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, Par Value $0.0001 Per Share	RCUS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2020, was $1,250,372,984. This excludes 8,400,392 shares of the Registrant’s Common Stock held by executive officers, directors and stockholders affiliated with directors outstanding at June 30, 2020. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 12, 2021 was 70,876,222.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2020.

i

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) includes forward-looking statements. All statements regarding future events, results or other future matters contained in this Annual Report are forward-looking statements, including, but not limited to, statements about:

•	our expectations regarding our relationship with Gilead;
•	our expectations regarding the timing and achievement of our investigational product development activities and ongoing and planned clinical trials;
•	our expectations for reporting data from clinical trials in certain timeframes;
•

our ability to develop intra-portfolio combinations and highly-differentiated small-molecule investigational products, including our ability to create small-molecule investigational products with ideal pharmacological properties and desired clinical effects;

•	our expectations regarding the efficiency and speed with which we can create and advance small-molecule investigational products and develop our investigational products and combination therapies;
•	our reliance on third parties to conduct our ongoing and future clinical trials and third-party manufacturers to manufacture and supply our investigational products;
•	our expectations regarding the nature of the immuno-oncology pathways we are targeting, the size of the potential patient population and the potential market size;
•	our ability to obtain and maintain control of our combination investigational products and maximize the commercial potential of our investigational products;
•	our ability to obtain and maintain regulatory approvals of our investigational products, the potential market opportunities for commercializing our investigational products;
•	our ability to retain and recruit key personnel, estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•	our ability to develop, acquire and advance investigational products into, and successfully complete, clinical trials;
•	our initiation, timing, progress and results of future research and development programs, preclinical studies and clinical trials;
•	our ability to obtain and maintain intellectual property rights covering our investigational products;
•	our expectations regarding the developments and projections relating to our competitors;
•	our expectations as to the effect that the COVID-19 pandemic will have on our company; and
•	our expectations regarding our industry.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the Risk Factor Summary below and in Item 1A of this Annual Report, “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

RISK FACTOR SUMMARY

•	The impact of the COVID-19 pandemic and related risks could have a material adverse impact on our research and development programs and financial condition.
•

We are an early-stage immuno-oncology company with a limited operating history. We have incurred annual net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.

•

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

•

We are early in our development efforts. If we are unable to develop, obtain regulatory approval for and commercialize our investigational products, or experience significant delays in doing so, our business will be materially harmed.

•

Clinical drug development is a lengthy, expensive and uncertain process. The results of preclinical studies and early clinical trials are not always predictive of future results. Any investigational product that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval.

•

Enrollment and retention of subjects in clinical trials is expensive and time consuming, can be made more difficult or rendered impossible by competing treatments, clinical trials of competing investigational products, and public health epidemics, each of which could result in significant delays and additional costs in our product development activities, or in the failure of such activities.

•

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

•

A key element of our strategy is the development of intra-portfolio combinations. If we are not successful in discovering, developing and commercializing investigational products that take advantage of different mechanisms of action to achieve superior outcomes relative to the use of single agents or other combination therapies, our ability to achieve our strategic objectives would be impaired.

•

Certain of our investigational products may require companion diagnostics in certain indications. Failure to successfully develop, validate and obtain regulatory clearance or approval for such tests could harm our product development strategy or prevent us from realizing the full commercial potential of our investigational products.
•	We have conducted, and continue to conduct, portions of our clinical trials outside the United States, and the FDA may not accept data from trials conducted in foreign locations.
•

We expect to depend on our collaboration with Gilead for the research, development, manufacture and commercialization of our investigational products. If this collaboration is not successful, our business could be adversely affected.

•

We rely on third parties to conduct our clinical trials, to manufacture and supply us with sufficient quantities of our investigational products, and to perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

•

Even if our investigational products are approved by the FDA, they may never be approved or commercialized outside the United States, which would limit our ability to realize their full market potential.

•

We are currently party to several in-license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our investigational products. If we breach our obligations under these agreements, we may be required to pay damages, lose our rights to these investigational products or both, which would adversely affect our business and prospects.

•	Our operating activities may be restricted by certain covenants in our license and other strategic agreements, which could limit our development and commercial opportunities.
•

If we are unable to obtain and maintain sufficient intellectual property protection for our investigational products, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.

•

We may need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.

•

We may become involved in lawsuits alleging that we have infringed the intellectual property rights of third parties or to protect or enforce our patents or other intellectual property, which litigation could be expensive, time consuming and adversely affect our ability to develop or commercialize our investigational products.

•

We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us. If their investigational products are shown to be safer or more effective than ours, then our commercial opportunity will be reduced or eliminated.

•

The development and commercialization of zimberelimab may face strong competition from other anti-PD-1 antibodies that have already received marketing approval by larger companies with substantial resources and more experience developing, manufacturing and commercializing biologic compounds.

•

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

•

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

•

Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and may have a significant adverse effect on our business and results of operations.

PART I

Item 1. Business

Company Overview

We are a clinical-stage biopharmaceutical company focused on creating best-in-class cancer therapies. Our initial focus has been on well-characterized biological pathways with significant scientific data supporting their importance. We have built a robust and highly efficient drug discovery capability to create highly differentiated small molecules, which we have the ability to develop in combinations with our monoclonal antibodies through rationally designed, indication-specific trial designs. Our vision is to create, develop and commercialize highly differentiated combination cancer therapies.

Our Clinical Development Pipeline

The following chart summarizes our clinical pipeline. In 2020, we entered into an Option, License and Collaboration Agreement (Gilead Collaboration Agreement) with Gilead Sciences, Inc. (Gilead), whereby Gilead obtained an exclusive license to zimberelimab and a time-limited exclusive option to all of our current and future programs during the 10-year collaboration term. For each program to which Gilead exercises their option, the parties will co-develop globally and co-commercialize the program in the U.S., subject to certain exceptions, and Gilead will have the right to commercialize the program outside of the United States, subject to the rights of our existing partners to certain territories. In 2017, we entered into an Option and License Agreement (Taiho Agreement) with Taiho Pharmaceutical Co., Ltd. (Taiho) pursuant to which Taiho has a time-limited option to exclusively license the development and commercialization rights to each of our programs for Japan and certain other territories in Asia (excluding China). To date, Taiho has exercised their option rights to our adenosine receptor antagonist program (including etrumadenant) and our anti-PD-1 program (including zimberelimab).

We currently have four clinical-stage investigational products:

•

Domvanalimab (previously referred to as AB154) is our anti-TIGIT monoclonal antibody designed to promote sustained immune activation and tumor clearance in combination with other immunotherapy and anti-cancer agents. TIGIT-mediated signaling is known to suppress an array of anti-cancer immune cells. Domvanalimab blocks TIGIT with sub-nanomolar affinity and, in a Phase 1 trial, demonstrated complete receptor coverage on all TIGIT-expressing peripheral leukocytes at the dose-levels tested. In our Phase 1 trial, domvanalimab exhibited a favorable safety profile and demonstrated clinical activity consistent with what has been shown for other anti-TIGIT antibodies in early-stage trials. We are currently evaluating domvanalimab in combination with zimberelimab with or without etrumadenant vs. zimberelimab monotherapy in ARC-7, our randomized Phase 2 trial in first-line metastatic, PD-L1≥50%

non-small cell lung cancer. In February 2021, we initiated ARC-10, our first registrational trial, which will evaluate domvanalimab in combination with zimberelimab and zimberelimab monotherapy vs. chemotherapy in this same setting.

•

Etrumadenant (previously referred to as AB928), the first dual A2a/A2b adenosine receptor antagonist to enter the clinic, is designed to maximally inhibit the adenosine-driven impairment of tumor-infiltrating lymphocytes (mainly T cells and NK cells) and myeloid cells (dendritic cells, macrophages), mediated by the A2a and A2b receptors, respectively. A2b is also upregulated in certain tumors, such as in KRAS-mutated cancers. As a result, etrumadenant may uniquely block adenosine’s immunosuppressive and cancer cell-intrinsic effects. Developed specifically for the oncology setting, etrumadenant achieves high penetration of tumor tissue, robust potency in the presence of high adenosine concentrations, and minimal shift in potency from non-specific plasma protein binding. Etrumadenant has demonstrated a favorable safety profile with a variety of combination regimens and exhibits pharmacokinetics/pharmacodynamics consistent with once-daily dosing. Etrumadenant is currently being evaluated by us in several randomized or Phase 2 trials across major tumor types, including in our ARC-4, ARC-6, ARC-7, and ARC-9 studies, as well as in two randomized Phase 1b/2 trials being conducted by Genentech (the Morpheus trials).

•

AB680 is an extremely potent and selective small-molecule CD73 inhibitor designed to provide differential benefits relative to monoclonal antibodies, such as greater inhibition of CD73 enzymatic activity (both soluble and cell-bound) and deeper tumor penetration. CD73 is the primary enzymatic producer of immunosuppressive adenosine in the tumor microenvironment; high CD73 expression is associated with significantly poorer prognosis in several tumor types. By effectively eliminating CD73-derived adenosine, AB680 may improve the efficacy of treatment approaches proven to elicit anti-cancer immune responses (e.g., with anti-PD1 and/or platinum-based chemotherapy). AB680 was the first small-molecule CD73 inhibitor to enter the clinic and demonstrated a favorable safety profile with a long half-life in a Phase 1 trial in healthy volunteers. We are currently evaluating AB680 in a Phase 1/1b study for first-line metastatic pancreatic cancer (ARC-8) as well as in a Phase 2 study in combination with etrumadenant for late-line metastatic prostate cancer (ARC-6).

•

Zimberelimab (previously referred to as AB122) is our anti-PD-1 antibody that we in-licensed to enable the development of our combination regimens. The in-licensed rights include commercialization rights in all countries worldwide other than greater China and Thailand. Guangzhou Gloria Biosciences Co. (Gloria Biosciences), which holds commercialization rights to the same molecule in China, has filed a New Drug Application (NDA) that was accepted for review by China’s National Medicinal Products Association in early 2020 for classical relapsed/refractory Hodgkin’s lymphoma. To date, zimberelimab, either alone or in combination with other agents, has been evaluated by us in over 200 patients. We are currently evaluating zimberelimab in combination with other agents across several tumor types, including as discussed above under “Domvanalimab” in our ARC-7 trial and recently initiated ARC-10 registrational trial which is designed to support the approval of zimberelimab. In 2019, Taiho exercised its option right to zimberelimab and in 2020, as part of our Gilead Collaboration Agreement, Gilead obtained an exclusive license to zimberelimab. We retain rights to co-develop zimberelimab with Gilead globally and to co-commercialize with Gilead in the U.S.

We conduct our clinical trials in the U.S. and internationally in geographic regions that are impacted by COVID-19 to varying degrees. While we have seen relatively robust enrollment across our ongoing Arcus-sponsored studies, we expect to see volatility as local governments respond to resurgences and the emergence of new strains, each of which may result in the prolonged reinstitution, extension or enhancement of shelter-in-place measures. The American Cancer Society has also reported that the pandemic has led to declines in screening, diagnosis and treatment for cancer patients, which will impact the enrollment of patients in clinical trials targeting early stage cancers and retention of patients overall in our trials. Patient safety remains our paramount concern and we continue to collaborate with our existing and with new investigational sites to implement measures to minimize disruptions to patients and ensure continued access to treatment, in accordance with health authority guidance. We are unable to predict the full impact of this pandemic on our clinical programs.

Our Strategy

Our overarching vision is to create a broad portfolio of best-in-class oncology therapeutics and develop combinations that bring transformative clinical benefits over current treatment options. Our clinical development approach aims to generate meaningful data in the most efficient manner possible in order to rapidly advance our investigational products through clinical trials. Some of the key elements of our strategy include:

•

Building a differentiated portfolio by focusing on intra-portfolio combinations. We are building a diverse portfolio of small-molecule investigational products that target different immune mechanisms, as well as cell-intrinsic pathways important for cancer growth and metastasis. In addition to small molecules, we are also developing antibody investigational products that target what we believe are some of the most important immune checkpoint receptors, including PD-1 and TIGIT, and that we expect to be critical components of our intra-portfolio combinations. By combining these antibody candidates with our internally discovered small-molecule investigational products, we believe we can create highly differentiated combination products.

•

Designing our clinical trials to advance our compounds as quickly and efficiently as possible. We have designed our combination trials to enable faster and higher confidence decision making compared to conventional clinical trial approaches. Our platform trial designs, such as our ARC-6 and ARC-9 studies, allow us to evaluate multiple combinations and settings for a single tumor type in one clinical trial, and compare those combinations against standard-of-care control arms. Our goal is to identify the best combinations and settings and to generate randomized proof-of-concept data for our investigational products early in their development.

•

Pursuing combinations and tumor types based on strong biological rationales. In selecting tumor types to pursue, we are focusing on those that are most dependent on the pathways targeted by our agents, such as tumors with high levels of CD73 expression for ATP-adenosine inhibitors. We are also focusing on patient populations and settings in which we believe there is still considerable unmet need. As an example, several tumor types, such as pancreatic cancer and colorectal cancer, have a high percentage of cases that are driven by certain oncogenic mutations (eg, KRAS mutations) which are associated with poor responses to current available therapies and poor overall survival. Emerging data have also demonstrated that many of these oncogenic driver mutations (eg, KRAS, EGFR, BRAF) are associated with high expression levels of CD73 and the adenosine A2b receptor, uniquely positioning us to target multiple associated pathways with our portfolio of investigational ATP-adenosine targeting agents.

•

Focusing on ubiquitously important targets. We largely focus on targets that are ubiquitous, meaning that they are believed to play an important role in a broad range of human cancer types and settings. For example, CD73, the key enzyme responsible for the generation of extracellular adenosine, has been found to be over-expressed in many tumor types, including but not limited to non-small cell lung cancer, colorectal cancer, pancreatic cancer, and gastroesophageal cancer, suggesting that it plays a broad immuno-protective role in tumor survival. We believe that our focus on targets and pathways that are ubiquitously involved in cancer will enable our investigational products to address broad patient populations and significant market opportunities.

•

Maximizing the value of our portfolio through strategic collaborations. We seek to establish collaborative relationships that will provide us with access to capital, opportunities and/or expertise. In 2017, we entered into the Taiho Agreement to secure a development and, if approved, commercialization partner for Japan and certain other Asian countries. In 2020, we established a partnership with Gilead that provided us with an upfront cash payment and equity investment totaling $375 million and provides us with up to $400 million in additional research and development funding during the 10-year collaboration term. Furthermore, for each program that Gilead exercises its option to, we will receive a substantial option payment and Gilead will share 50% of the global costs for that program, while preserving for us the option to co-promote our investigational products in the U.S., should they be approved. We intend to continue to establish strategic collaborations, such as our clinical collaboration with AstraZeneca to evaluate domvanalimab in combination with durvalumab in a registrational phase 3 clinical trial in patients with unresectable Stage 3 NSCLC, so that we can bring our investigational products to the broadest patient population possible.

Our Product Portfolio

Domvanalimab, our Anti-TIGIT Antibody

Because of our early belief that anti-TIGIT antibodies have the potential to become the next backbone immunotherapy, we in-licensed domvanalimab in 2016 and are rapidly advancing this molecule through clinical development. We believe that domvanalimab will be the second or third anti-TIGIT antibody to enter into registrational trials.

TIGIT is now widely believed to play an important role in suppressing the immune response to cancer. The primary ligand for TIGIT (T-cell immunoreceptor with Ig and ITIM domains) is CD155, a protein that plays both inhibitory and stimulatory roles in regulating the activity of effector immune cells such as T and NK cells. TIGIT is an inhibitory receptor highly expressed on T cells displaying an exhausted phenotype, tumor-infiltrating Treg, and NK cells. The ligands for TIGIT are broadly expressed on multiple cell types in the tumor micro-environment, including cancer cells, immune cells such as dendritic cells, and stromal cells such as endothelial cells. CD155 binding to TIGIT results in inhibition of immune cells.

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

In our Phase 1 dose-escalation study for domvanalimab, we demonstrated the ability to have complete target coverage at very low doses. We have established intravenous dose schedules (every 2 or 3 weeks) and continue to evaluate additional doses and dose schedules in this Phase 1 study.

Our ongoing ARC-7 study is a randomized Phase 2 study evaluating the combination of domvanalimab and zimberelimab, with or without etrumadenant, versus zimberelimab monotherapy in first-line PD-L1≥50% NSCLC. We initiated this study in 2020 based on our strong belief that anti-TIGIT antibodies can build upon the efficacy of monotherapy anti-PD-(L)1 treatment in this patient population. We expect to conduct an interim analysis for this study in the second quarter of 2021.

We have initiated our first registrational trial for domvanalimab, ARC-10, which will evaluate domvanalimab in combination with zimberelimab versus zimberelimab monotherapy versus chemotherapy in the same patient population as ARC-7. This trial has been designed to support potential regulatory filings for both domvanalimab and zimberelimab combination therapy and zimberelimab monotherapy. In addition, we have entered into a clinical collaboration with AstraZeneca to evaluate domvanalimab in combination with durvalumab in PACIFIC-8, a registrational trial in Stage 3 NSCLC, a setting where durvalumab is already approved. We are also evaluating additional registrational trial opportunities for domvanalimab in combination with other therapies in various tumor types.

There has been significantly increased activity from competitors evaluating anti-TIGIT combination therapies across multiple tumor types, including recently announced randomized, potentially pivotal, trials in lung cancer and other indications. Notably, at ASCO 2020, Roche presented data from its Phase 2 CITYSCAPE study which demonstrated that tiragolumab, its anti-TIGIT antibody, in combination with atezolizumab demonstrated a 66% overall response rate (ORR) in a subset of patients with high levels of PD-L1 compared to 24% for atezolizumab alone. Because of our early start in the development of domvanalimab and our aggressive clinical development plans, we believe that we are well positioned to establish ourselves as one of the leaders in the anti-TIGIT antibody field.

Etrumadenant, our Dual A2a/A2b Adenosine Receptor Antagonist

Etrumadenant is a small molecule targeting the ATP-adenosine pathway. Under conditions of cellular damage or cell death, such as in response to certain chemotherapies, large amounts of adenosine triphosphate (ATP) are released into the extracellular environment, where it is converted into adenosine monophosphate by the enzyme CD39 and then into adenosine by the enzyme CD73. However, the generation of large amounts of extracellular adenosine results in an immunosuppressive response that counteracts some of the potentially beneficial effects of chemotherapy.

Etrumadenant, which is an orally bioavailable, highly potent and reversible antagonist of the adenosine A2a and A2b receptors, is unlike most other clinical-stage adenosine receptor antagonists, which only target one of the two receptors. We believe that activation of the A2a receptors on T cells and NK cells mediates a significant portion of the immunosuppressive effects of adenosine but that binding of adenosine to A2b receptors on myeloid cells also contributes significantly to intra-tumoral immune suppression; consequently, etrumadenant could prove to have more robust anti-tumor effects and activity in a broader range of tumor types than other A2a or A2b antagonists in clinical development.

We have evaluated etrumadenant in four Phase 1/1b studies (ARC-2, ARC-3, ARC-4 and ARC-5) across multiple tumor types and with different combination therapies, including with zimberelimab and standard-of-care chemotherapies. In all these studies, etrumadenant demonstrated a tolerable safety profile and 150 mg was established as the recommended daily dose of etrumadenant across all combinations evaluated. These studies further included expansion cohorts to evaluate etrumadenant in the following tumor types: advanced colorectal cancer, triple negative breast cancer, EGFR-mutated lung cancer and metastatic castrate-resistant prostate cancer. Based on the results from the expansion cohorts, we have designed the following randomized trials to compare etrumadenant combinations against active comparators:

•	ARC-6, our platform trial in metastatic CRPC (mCRPC):
o	Etrumadenant + zimberelimab + enzalutamide vs. enzalutamide in 1L mCRPC
o	Etrumadenant + zimberelimab + docetaxel vs. docetaxel in 2L+ mCRPC
o	Etrumadenant ± zimberelimab ± AB680 in 3L+ mCRPC

Since adenosine can be produced from various sources besides CD73 in different tumor types, such as prostatic acid phosphatase in prostate cancer, it is possible that inhibiting the adenosine pathway through multiple mechanisms may be needed in certain cancers like prostate cancer.

•	ARC-9, our platform trial in metastatic colorectal cancer (mCRC):
o	Etrumadenant + zimberelimab + FOLFOX ± bevacizumab vs. FOLFOX ± bevacizumab (2nd line) or regorafenib (3rd line)
o	Etrumadenant + zimberelimab ± AB680 in 3L+ mCRC
•	ARC-4, which is evaluating etrumadenant + zimberelimab + chemotherapy vs. zimberelimab + chemotherapy in EGFRmut NSCLC patients that have failed 1 or 2 tyrosine kinase inhibitor-therapies.
•

ARC-7, which includes an arm evaluating etrumadenant in combination with domvanalimab and zimberelimab. In this trial, patients that progress after zimberelimab monotherapy can cross over into the etrumadenant-containing arm to assess whether etrumadenant in combination with domvanalimab and zimberelimab may provide benefit to patients who have failed anti-PD-1 antibody therapy.

In addition, we entered into a clinical collaboration with Genentech whereby they are evaluating etrumadenant in two of their ongoing Phase 1b/2 MORPHEUS platform studies:

•	Etrumadenant plus atezolizumab and regorafenib vs. atezolizumab and regorafenib vs. regorafenib monotherapy in third-line metastatic colorectal cancer; and
•	Etrumadenant plus atezolizumab and gemcitabine/nab-paclitaxel vs. gemcitabine/nab-paclitaxel in first-line metastatic pancreatic cancer.

All these studies support our overall strategy of generating meaningful, randomized data on our investigational products in the fastest and most efficient manner possible.

AB680, our CD73 Inhibitor

AB680 targets the ATP-adenosine pathway, specifically the CD73 enzyme, which plays a critical role in the last step of the process of extracellular ATP conversion into adenosine. CD73 inhibition should therefore be a highly effective approach to inhibiting adenosine-mediated immune suppression, as it could significantly suppress adenosine generation.

We believe AB680 was the first small-molecule CD73 inhibitor to enter clinical development. While there are several anti-CD73 antibodies in development, we believe that a small-molecule approach to CD73 inhibition could offer several advantages, including:

•

More complete inhibition of CD73 enzymatic activity. We have shown in our assays that our small-molecule CD73 inhibitor, AB680, inhibits CD73 more potently (single-digit picomolar) and effectively than several of the anti-CD73 antibodies in clinical development, including oleclumab (MEDI9447, prepared by Arcus based on Patent Appl. US 2016/0129108). Our small-molecule CD73 inhibitors bind in the active site of the CD73 enzyme and they do so with an affinity about ten million times greater than the affinity of its substrate, AMP, for CD73. In contrast, many anti-CD73 antibodies were not designed to inhibit the enzymatic activity of CD73 but to instead induce internalization of CD73 from the cell surface and therefore will be less effective at inhibiting cell-bound and soluble forms of CD73. There are significant levels of soluble CD73 that have been shed from the cell surface. Our small-molecule inhibitors display comparable potency and effectiveness against soluble as well as membrane-bound forms of CD73.

•

Deeper tumor penetration. Based on preclinical work, we expect that our small-molecule CD73 inhibitors should be able to achieve better penetration of tumor tissue relative to the CD73 antibodies which are much larger molecules. It is well accepted that monoclonal antibodies, because of their molecular size and properties, cannot diffuse further than a few microns from the blood vessel that delivers them to the tumor.

•

Potential for both intravenous and oral delivery. We are developing both oral and intravenous formulations of AB680, which could provide flexibility on dosing regimens and be attractive commercially. The intravenous formulation of AB680 is dosed once every two weeks, which would be convenient for patients also undergoing infusions with an anti-PD-1 antibody or a chemotherapy regimen. An orally formulated AB680 would be convenient for patients not undergoing regular infusions.

In our initial study of AB680 in healthy volunteers, AB680 was well tolerated in single and multi-day administration and demonstrated a half-life consistent with dosing every two weeks. At the highest doses tested, AB680 also achieved significant inhibition of CD73 activity following a single dose.

We are currently evaluating AB680 in ARC-8, our Phase 1/1b clinical study in first-line metastatic pancreatic cancer in combination with gemcitabine and nab-paclitaxel (NP/Gem), standard-of-care chemotherapies used for advanced pancreatic cancer, and zimberelimab. We selected pancreatic cancer as the initial indication to pursue for AB680 given its high level of CD73 expression and the anticipated immunogenicity of the chemotherapy.

We presented initial results from the 25mg, 50mg, 75mg and 100mg (all dosed every two weeks) cohorts from the dose-escalation portion of ARC-8 at the ASCO 2021 Virtual Gastrointestinal Cancers Symposium (ASCO GI) in January 2021. These results demonstrated encouraging safety and clinical data:

•	No significant additive toxicity from AB680 plus NP/Gem was observed beyond that expected from NP/Gem alone.
•	Only one dose limiting toxicity in 19 evaluable patients was observed (Grade 2 autoimmune hepatitis), which resolved with steroid treatment and the patient was able to resume treatment.
•

In 17 efficacy-evaluable patients, a 41% (7/17) objective response rate (ORR) was observed. Of the partial responses, three were confirmed as of the presentation’s data cut-off date; of the four unconfirmed responders, three responded at the first tumor assessment.

•	For patients that had been on drug for more than 16 weeks, an 85% (11/13) disease control rate (DCR) was achieved with the AB680 combination.

The last drug to be approved in the first-line metastatic pancreatic cancer setting was Abraxane® (nab-paclitaxel) in combination with gemcitabine, which demonstrated a 23% ORR and 48% DCR in its Phase 3 registrational study.

Based on these results, we opened the dose-expansion portion of this trial using an AB680 dose of 100mg every two weeks and expect to open a control arm in this study shortly. Given the lack of significant additive toxicity from AB680, we are also exploring a 125mg dose of AB680 in the dose-escalation portion. Additionally, we have opened arms to evaluate AB680 in combination with etrumadenant with and without zimberelimab in our ARC-6 and ARC-9 studies and plan to explore AB680 in other tumor types and settings that we believe are associated with high levels of adenosine.

Zimberelimab, our Anti-PD-1 Antibody

In 2017, we in-licensed zimberelimab from WuXi Biologics. Zimberelimab is a fully human IgG4 antibody that was discovered by WuXi Biologics using the transgenic rat platform from Open Monoclonal Technology. The biochemical, biological and preclinical properties of zimberelimab have been shown by WuXi Biologics and us to be comparable to those of the marketed anti-PD-1 antibodies nivolumab and pembrolizumab.

We are currently using zimberelimab as the cornerstone of our combination strategy and it is being evaluated in combination with our other molecules in all of our ongoing clinical studies. Our registrational ARC-10 study includes a zimberelimab monotherapy arm and is designed to support the potential approval of zimberelimab as monotherapy.

In 2019, Taiho exercised its option to obtain development and commercialization rights to zimberelimab for Japan and certain other territories in Asia (excluding China). In 2020, Gilead received rights to zimberelimab as part of our partnership agreement with them. Together, we and Gilead will co-develop zimberelimab globally and co-commercialize zimberelimab in the U.S. Gilead has the right to commercialize zimberelimab outside the United States, subject to Taiho’s existing commercialization rights and Gloria Biosciences’s commercialization rights in China.

Our Early-Stage Drug Discovery Programs

We have active early stage discovery efforts focused on the creation of additional development candidates aimed at regulating various aspects of the anti-tumor immune response as well as other cancer-intrinsic pathways which we believe play an important role in many human cancers. These include AB308, our FcR-enabled anti-TIGIT antibody, which received IND clearance in January 2021 and is expected to enter a clinical trial shortly, as well as several small molecules aimed at modulating key biological pathways in various types of cancer that are responsible for the abnormal growth and resistance to current therapies. The targets for these programs include HIF-2a, PAK4, and Axl. We anticipate selecting small molecule development candidates and initiating CMC/preclinical development for at least two of these new programs, followed by initiation of clinical development for at least one of them in 2021.

In addition, in December 2020, we announced a collaboration to discover anti-CD39 antibodies with WuXi Biologics. CD39 represents another key node along the ATP-adenosine pathway and rounds out our portfolio of ATP-adenosine targeting molecules.

Commercialization Plans

Subject to timely exercise of their respective option rights, the Taiho Agreement provides us with a potential commercialization partner for Japan and certain other Asian countries, and the Gilead Collaboration Agreement provides us with a potential commercialization partner for the rest of the world. Under our Gilead Collaboration Agreement, we retain co-promotion rights for the U.S. Therefore, we intend to build the necessary infrastructure and sales, marketing and commercial product distribution capabilities to co-promote our products, if approved, for the United States. Clinical data, the size of the addressable patient population, and the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans.

License and Collaboration Agreements

Gilead Agreements

On May 27, 2020, we entered into the Gilead Collaboration Agreement, a Common Stock Purchase Agreement, and an Investor Rights Agreement, (collectively, the Gilead Agreements), each with Gilead. The transactions under these agreements closed on July 13, 2020 following expiration of the antitrust waiting period. Pursuant to the Gilead Collaboration Agreement, Gilead obtained an exclusive option to acquire an exclusive license to all of our current and future clinical programs during the 10-year collaboration term, contingent upon Gilead’s payment of up to $400.0 million over the collaboration term, and, for those programs that enter clinical development prior to the end of the collaboration term, for up to an additional three years thereafter. Gilead may exercise its option, on a program-by-program basis, upon payment of an option fee that ranges from $200 million to $275 million per program for our clinical programs in existence at the date of the agreement, and $150 million per program for all of our other programs that enter clinical development thereafter. If Gilead exercises its option with respect to our TIGIT program, we are also eligible to receive up to $500 million in potential U.S. regulatory approval milestones with respect to domvanalimab. Pursuant to the Gilead Collaboration Agreement, upon closing, Gilead made a $175 million upfront cash payment and obtained an exclusive license to our zimberelimab program.

Upon Gilead’s exercise of its option to a program, the companies will co-develop, equally share global development costs and equally share all profits and losses for the United States, subject to certain opt-out rights for us, expense caps on our spending and true-up adjustments. For each optioned program, provided we have not exercised our opt-out rights, we have an option to co-promote in the United States. Gilead will obtain rights to exclusively commercialize any optioned programs outside of the U.S., subject to the rights of our existing partners to any territories, and Gilead will pay to us tiered royalties as a percentage of revenues ranging from the high teens to the low twenties.

The Gilead Collaboration Agreement is subject to termination by either party for the other party’s uncured material breach or insolvency, and by Gilead with sufficient prior written notice. Other customary termination rights are further provided in the Gilead Collaboration Agreement.

In addition to the Gilead Collaboration Agreement, we and Gilead entered into a Common Stock Purchase Agreement and an Investor Rights Agreement, which we refer to as the Equity Agreements, pursuant to which Gilead made an upfront equity investment of $200 million by purchasing from us 5,963,029 shares of our common stock at a purchase price of $33.54 per share. Gilead also has the right, at its option, to purchase additional shares from us, up to a maximum ownership of 35% of our then-outstanding voting common stock, from time to time over the next five years, at a purchase price equal to the greater of a 20% premium to market (based on a trailing five-day average closing price) at the time Gilead exercises such option, and the $33.54 initial purchase price. The Equity Agreements also include a three-year standstill and a two-year lockup and provide Gilead with registration rights commencing at the end of the lockup period, pro rata participation rights in certain future financings and the right to designate two individuals to be appointed to our Board of Directors.

On January 31, 2021, we and Gilead entered into an Amended and Restated Common Stock Purchase Agreement, which amended and restated in its entirety the Common Stock Purchase Agreement, pursuant to which Gilead purchased from us 5,650,000 shares of our common stock at a purchase price of $39.00 per share. All other terms of the original Common Stock Purchase Agreement, including Gilead’s option to purchase additional shares from us, up to a maximum ownership of 35% of our then-outstanding common stock, remain unchanged.

Taiho Option and License Agreement

In 2017, we entered into the Taiho Agreement, pursuant to which Taiho provided $35.0 million of non-refundable, non-creditable cash payments to us during the first three years of the agreement in exchange for an exclusive option, over a five-year period (the Option Period), to in-license the development and commercialization rights to clinical stage investigational products from our portfolio (each, an Arcus Program) for Japan and certain other territories in Asia (excluding China) (the Taiho Territory). As of December 31, 2019, Taiho has paid us the full $35.0 million obligation pursuant to the terms of the agreement. If we do not initiate IND-enabling studies for at least five Arcus Programs prior to the expiration of the Option Period, Taiho may elect to extend the Option Period, up to a maximum of seven years for the Option Period, subject to an extension fee. If Taiho elects to exercise any such options, the license described above will be granted under terms and conditions set forth in the agreement. Under such terms, Taiho is obligated to pay an option exercise payment for each option exercise of between $3.0 million to $15.0 million, with the amount dependent on the development stage of the applicable Arcus Program for which the option is exercised. In addition, Taiho is obligated to pay to us clinical, regulatory and commercialization milestones of up to $275.0 million with respect to each program for which Taiho exercises the option and been granted the applicable license, as well as royalties ranging from high single digits to mid-teens, on net sales in Taiho’s territories. Royalties will be payable on a licensed product-by-licensed product and country-by-country basis during the period of time commencing on the first commercial sale of a licensed product in a country and ending upon the later of: (i) ten (10) years from the date of first commercial sale of such licensed product in such country; and (ii) expiration of the last-to-expire valid claim of our patents covering the manufacture, use or sale or exploitation of such licensed product in such country.

In July 2018, Taiho exercised its option to our adenosine receptor antagonist program, which includes etrumadenant, and in November 2019, Taiho exercised its option to our anti-PD-1 program, which includes zimberelimab. Upon such exercises, Taiho is responsible for the development and commercialization of licensed products from within the programs in the Taiho Territory.

This agreement will remain in effect until (i) expiration of the last option exercise period if Taiho has not exercised any of its options or (ii) if Taiho has exercised any of its options, expiry of all royalty terms for the licensed products.

WuXi Biologics License Agreement

Our license agreement (the WuXi PD-1 Agreement) with WuXi Biologics Ireland Limited (successor-in-interest to WuXi Biologics (Cayman) Inc., WuXi Biologics), which we entered into in 2017 as subsequently amended, provides us with an exclusive license to develop, use, manufacture, and commercialize products that include an anti-PD-1 antibody, including zimberelimab, throughout the world except for Greater China and Thailand. We have made upfront and milestone payments under the WuXi PD-1 Agreement totaling $31.0 million and incurred sub-license fees of $11.3 million as of December 31, 2020 and we may be required to make additional clinical and regulatory milestone payments, commercialization milestone payments up to $375.0 million, and royalty payments that range from high single-digits to low teens of net sales beginning on the first commercial sale and ending on the later of (i) ten (10) years following such first commercial sale and (ii) the expiry of all patents that may subsequently be issued or granted that cover the product in such country, hereafter referred to as the royalty term. We are also required to pay WuXi Biologics a percentage in the low double digits of certain sublicense income that we receive from our sublicensees in direct connection with our sublicensees’ rights to use WuXi Biologics’s patents, patent applications and know-how. For the year ended December 31, 2020, we made milestone payments of $5.0 million and incurred sub-license fees of $10.1 million under the WuXi PD-1 Agreement, all recorded within research and development expense.

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

Abmuno License Agreement

In 2016, we entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) for a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. Under the agreement, we have made upfront and milestone payments totaling $9.6 million as of December 31, 2020 and we may be required to make additional clinical, regulatory and commercialization milestone payments of up to $98.0 million.

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

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products obtain marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational products, as well as for our commercial products if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our investigational products. Despite the COVID-19 pandemic, our third-party contract manufacturers continue to operate at or near normal levels and, at this time and subject to further COVID-19 implications, we believe we currently have sufficient drug supply for our ongoing clinical studies and we do not anticipate any disruptions to our drug supply chain.

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

We will compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immuno-oncology treatments. There are many other companies that have commercialized and/or are developing immuno-oncology treatments for cancer including large pharmaceutical and biotechnology companies, such as AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech.

For our dual adenosine receptor antagonist, etrumadenant, we are aware that Incyte has initiated clinical development of a dual adenosine receptor antagonist and we are aware of clinical-stage selective adenosine A2aR antagonists being developed by other companies, including AstraZeneca, Corvus, CStone, iTeos Therapeutics and Novartis, and a clinical-stage selective adenosine A2bR antagonist being developed by Palobiofarma. To our knowledge, there are no adenosine receptor antagonists approved for the treatment of cancer and the most advanced is in Phase 2 development.

For our small molecule CD73 inhibitor, AB680, we are aware of several pharmaceutical companies developing antibodies against this target, including Akeso, AstraZeneca, Bristol-Myers Squibb, Corvus, Novartis, Symphogen and Tracon/I-Mab, all of whom have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies, such as Boehringer Ingelheim, Calithera, Eli Lilly, Merck and ORIC, have small-molecule programs against this target, of which only Eli Lilly has advanced its CD73 inhibitor into clinical development. To our knowledge, there are no approved CD73 inhibitors and the most advanced is in Phase 2 development.

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

For our anti-TIGIT antibody, domvanalimab, we are aware of several pharmaceutical companies developing antibodies against this target, including Agenus, Beigene, Bristol-Myers Squibb, Compugen, Roche/Genentech, Innovent, iTeos Therapeutics, Merck KGaA, Mereo and Seattle Genetics. To our knowledge, there are no approved anti-TIGIT antibodies and the most advanced agent is in Phase 3 development.

Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These potential competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and enrolling subjects for our clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

As of February 1, 2021, we have issued U.S. patents directed to compositions of matter with respect to our adenosine receptor antagonist, CD73 inhibitor and anti-TIGIT antibody programs. As of February 1, 2021, our company-owned and licensed patent portfolio consists of 18 pending or issued U.S. patent applications, 8 pending Patent Cooperation Treaty (PCT) patent applications, and approximately 250 pending or issued foreign patent applications directed to compositions of matter, methods of synthesis and methods of use. The term of any patents that issue will vary in accordance with the laws of each jurisdiction, but is typically 20 years from the earliest effective filing date. Our issued patents and any patents that may issue in the future from our company-owned or licensed pending applications are projected to expire between 2035 and 2041, absent any patent term adjustments or extensions.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and its implementing regulations, imposes requirements on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

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

Additionally, the federal Physician Payments Sunshine Act (Sunshine Act) within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year. Failure to report accurately could result in penalties. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

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

Ensuring business arrangements with third parties comply with applicable healthcare laws and regulations is a costly endeavor. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other current or future governmental regulations that apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We cannot be sure that reimbursement will be available for any product that we commercialize and, if coverage and reimbursement are available, what the level of reimbursement will be. Coverage may also be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Reimbursement may impact the demand for, or the price of, any product for which we obtain regulatory approval. Additionally, our collaborators will be required to obtain coverage and reimbursement for any companion diagnostic tests they develop separate and apart from the coverage and reimbursement we seek for our product candidates, once approved.

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

There remain legal and political challenges to certain aspects of the ACA. For example, in December 2017, Congress repealed the tax penalty for an individual’s failure to maintain ACA-mandated health insurance that is commonly referred to as the “individual mandate” as part of a tax reform bill. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet to rule on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2030 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act of 2011 are suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of this rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

We anticipate that current and future healthcare reform measures could result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from investigational products that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop investigational products. Further, it is possible that additional government action is taken in response to the COVID-19 pandemic.

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
•

the institution or organization at which the trial will be conducted, referred to as the “Approving Authority”, giving final approval for the conduct of the trial at the site, having regard to the advice from the HREC;

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

Human Capital Resources

Our culture and values can be defined by one overarching concept: We do the right things for the right reasons. We take pride in hard work and approach our mission—to create, develop and commercialize highly differentiated combination cancer therapies that have the potential to cure—with a great sense of urgency. We recognize that our employees are a critical component to our success and we strive to attract the best talent from a range of sources, including an internship program through which we have developed strong relationships with multiple universities to foster talent and attract skilled graduates. In 2020, we added 105 new employees to our team and expect more growth in 2021, with a focus on expanding our expertise and capabilities in research, clinical development and across our organization.

We recognize that attracting skilled talent is only one part of the equation. We endeavor to retain and motivate our employees by empowering them to make the decisions they are most qualified and best positioned to decide and by providing opportunities for growth and development, such as through our education reimbursement program. We focus on wellness through our CEO-funded lunch program, a quarterly stipend to assist with wellness and commuter expenses, and our coverage of 95% of the costs for healthcare benefits. Since the COVID pandemic, we have increased our focus on safety and wellness. In March 2020, we voluntarily transitioned our employees, including our laboratory-based personnel, to work-from-home prior to the institution of state and local shelter-in-place orders. While we were able to transition our non-laboratory operations to remote work arrangements, this was not possible for our laboratory-based personnel. Despite a shutdown in our laboratory operations into June 2020, we did not institute any furlough or salary reductions. In connection with the resumption of our laboratory operations, we instituted regular COVID-19 testing services in order to minimize the risk to our employees.

As of February 1, 2021, we had 236 full-time employees, 92 of whom hold Ph.D. or M.D. degrees or R.N. certifications. Of these employees, 184 were engaged in research and development activities and 52 were engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Delaware in April 2015. Our principal executive offices are located at 3928 Point Eden Way, Hayward, CA 94545, and our telephone number is (510) 694-6200. Our website address is www.arcusbio.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.

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

The degree to which COVID-19 impacts our business operations, research and development programs and financial condition will depend on future developments, including the ultimate duration and/or severity of the outbreak, the impact of any resurgences and new strains that emerge, actions by government authorities to contain the spread of the virus, the timing, availability and effectiveness of any vaccines, and when and to what extent normal economic and operating conditions can resume. The American Cancer Society has reported that the pandemic has led to declines in screening, diagnosis and treatment for patients, which will adversely impact the enrollment of patients in clinical trials targeting early stage cancers and retention of patients overall in our trials. While we conduct our clinical trials in the U.S. and internationally in geographic regions that are impacted by COVID-19 to varying degrees, due to the foregoing factors, we are unable to predict the full impact of this pandemic on our clinical programs.

Our discovery programs were impacted by the suspension in our laboratory-based operations from mid-March to late June. Despite the return of our laboratory-based personnel back into our facilities, our laboratories are operating at reduced capacity due to employee safety measures, such as social distancing requirements and shift work. This has delayed the advancement of one of two preclinical programs that we had expected would enter the clinic in the first quarter of 2021. A clinical trial for the first program is expected to begin shortly; however, the pandemic has delayed the second program until the second half of 2021.

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

We are an early-stage immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the years ended December 31, 2020 and 2019, our net losses were $122.9 million and $84.7 million, respectively. As of December 31, 2020, we had an accumulated deficit of $328.2 million. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.

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

As of December 31, 2020, we had $735.1 million of cash, cash equivalents and investments. In February 2021 we raised an additional $220.4 million from the sale to Gilead Sciences, Inc. (Gilead) of 5,650,000 shares of our common stock. While we believe that our cash position will be sufficient to fund our anticipated level of operations through 2023, our future capital requirements will depend on many factors, including:

•	the scope, rate of progress and costs of clinical trials for our investigational products as well as drug discovery, preclinical development activities, and laboratory testing;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
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

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our investigational products. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts. In addition, if we are able to raise additional capital, raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or investigational products.

Risks Related to the Discovery and Development of our Investigational Products

We are early in our development efforts. If we are unable to develop, obtain regulatory approval for and commercialize our investigational products, or experience significant delays in doing so, our business will be materially harmed.

We have no products approved for sale and our most advanced investigational products are in Phase 2 trials and concurrently advancing into registrational trials. We may subsequently learn of certain information or data that the FDA may request, which may necessitate conducting additional preclinical studies or generating additional information at significant cost in terms of both time and expense, including under a clinical hold imposed on an investigational new drug application (IND). Even if we conducted the additional studies or generated the additional information requested, the FDA could disagree that we have satisfied their requirements, all of which will cause significant delays and expense to our programs.

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

The results of preclinical and early clinical trials of our investigational products and other products with the same mechanism of action may not be predictive of the results of later-stage clinical trials. Clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. In particular, results from uncontrolled trials, meaning trials in which there is no control group such as a placebo group, are inherently difficult to interpret. Clinical trials evaluating two or more investigational products in combination that have not yet been approved can compound these difficulties. As a key element of our strategy is the development of intra-portfolio combinations, our early clinical trials may test more than one investigational product in uncontrolled studies, such as our Phase 1/1b clinical trials for etrumadenant in which we evaluated etrumadenant in combination with zimberelimab. Furthermore, as more investigational products within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change.

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

For example, enrollment of oncology subjects in our clinical trials evaluating zimberelimab may be hampered by nivolumab from Bristol-Myers Squibb and pembrolizumab from Merck, both of which are approved and on the market. Subjects may opt to be treated with an approved product rather than our anti-PD-1 antibody investigational product. In addition, Roche/Genentech have initiated Phase 3 trials with their anti-TIGIT antibody, which could reduce the number of clinical sites and subjects available for ARC-7, our Phase 2 trial evaluating combinations with domvanalimab (our anti-TIGIT antibody) and ARC-10, our Phase 3 trial evaluating zimberelimab monotherapy and zimberelimab plus domvanalimab combination therapy versus chemotherapy. Similarly, we are aware that AstraZeneca is conducting a broad clinical program with its A2aR antagonist in metastatic castration-resistant prostate cancer (mCRPC), and we may compete for clinical sites and enrollment in this patient population, which may adversely impact the rate of enrollment of the different cohorts of our Phase 2 platform trial evaluating combinations with etrumadenant in mCRPC.

Public health outbreaks, such as the COVID-19 pandemic, will also have an adverse impact our clinical trial operations. The limited resources available at investigational sites will limit their ability to initiate new studies, screen and enroll subjects, conduct and report all patient assessments and hinder their ability to collect all patients samples, which may impact our ability to assess the activity of our investigational products in a timely manner.

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

•

changes in regulatory requirements and policies, which may require us to amend clinical trial protocols to comply with these changes and resubmit our clinical trial protocols to IRBs for reexamination; or

•

health crises and other epidemics, such as the COVID-19 pandemic, which has led to mandatory quarantines that has restricted the ability of trial sites to initiate new trials, screen patients for enrollment or treat enrolled patients, and has diverted clinical trial site resources away from the conduct of our clinical trials.

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

Lack of efficacy, adverse events, undesirable side effects or other adverse findings may emerge in clinical trials conducted by third parties investigating the same investigational products as us in different territories. For example, we and Guangzhou Gloria Biosciences, Co. (Gloria Biosciences, formerly known as Harbin Gloria Pharmaceuticals Co. Ltd.) each licensed our rights to the same anti-PD-1 antibody (which we refer to as zimberelimab) from WuXi Biologics (Cayman) Inc. (WuXi Biologics). Gloria Biosciences refers to this antibody as GLS-010 and is conducting clinical trials with GLS-010 in China. We have no control over their clinical trials or development program, and adverse findings from the results or their conduct of clinical trials could adversely affect our development of zimberelimab or even the viability of zimberelimab as an investigational product. We may be required to report Gloria Biosciences’ adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of zimberelimab. We may face similar risks from any independent development conducted with our investigational products by Taiho and Gilead, following any exercise of their respective options to our programs.

A key element of our strategy is the development of intra-portfolio combinations. If we are not successful in discovering, developing and commercializing investigational products that take advantage of different mechanisms of action to achieve superior outcomes relative to the use of single agents or other combination therapies, our ability to achieve our strategic objectives would be impaired.

A key element of our strategy is to build a broad portfolio of investigational products that will allow for the development of intra-portfolio combinations. We believe that by developing or licensing these investigational products, we can control the combinations we pursue and, if and when approved, maximize the commercial potential of these combinations. However, these combinations have not been tested before and may fail to demonstrate synergistic activity against immunological targets, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, may exacerbate adverse events associated with one of the investigational products when used as monotherapy, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy. In addition, our early clinical trials may test more than one investigational product in uncontrolled studies, and it may be difficult to interpret the results of those uncontrolled trials.

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

The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. In some instances, there can be significant variability in safety or efficacy results between different trials with the same investigational product due to numerous factors, including differences in trial protocols, size and type of the patient populations, variable adherence to the dosing regimen or other protocol requirements and the rate of dropout among clinical trial participants. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether marketing approval will be obtained for any of our investigational products. Our investigational products may not be approved even if they achieve their primary endpoints in any Phase 3 clinical trials or registrational trials we or our collaborators conduct. The FDA or comparable foreign regulatory authorities may disagree with our trial designs and our interpretation of data from preclinical studies or clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of an investigational product even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 or registrational clinical trial that has the potential to result in FDA or other comparable foreign regulatory authorities’ approval. Any of these regulatory authorities may also approve an investigational product for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. Even if the FDA or comparable foreign regulatory authorities approve an investigational product, they may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our investigational products.

We have conducted, and continue to conduct, portions of our clinical trials outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

We have conducted, and we expect to continue to conduct, portions of our clinical trials outside the United States. For example, ARC-10, our Phase 3 trial evaluating zimberelimab monotherapy and zimberelimab plus domvanalimab combination therapy versus chemotherapy, does not include any clinical sites in the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical trials conducted outside the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. We cannot assure you that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from such clinical trials, we would likely need to conduct additional trials, which would be costly and time-consuming and delay or permanently halt our development of our investigational products.

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
•

we have appointed two individuals designated by Gilead to our board of directors pursuant to the terms of the investor rights agreement, and Gilead owns approximately 19.5% of our outstanding common stock and will have the right (but not the obligation) to acquire additional shares from us up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock and, as a result, may be able to exert significant influence over our company;

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

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products are approved. We currently have limited manufacturing arrangements and expect that each of our investigational products will only be covered by single source suppliers for the foreseeable future. In particular, we have an exclusive relationship with WuXi Biologics, located in China, for the manufacture of our investigational biologics, zimberelimab and domvanalimab. While we have not yet experienced any disruptions in the supply of our investigational products as a result of the COVID-19 health crisis, our reliance on limited manufacturing and supply relationships increases the risk that we will not have sufficient quantities of our investigational products or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We have no sales, marketing or distribution capabilities or experience. If any of our investigational products ultimately obtains regulatory approval, we, whether alone or in collaboration with Gilead for programs that we commercialize together, may not be able to effectively or successfully market the product due to a number of factors, including:

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

Our or our collaborators’ inability to successfully market and sell any of our investigational products, if approved, could have a material adverse effect on our business and our overall financial condition.

Even if we receive marketing approval for one or more of our investigational products, our commercial success is dependent on obtaining coverage and reimbursement approval for a product from a government or other third-party payor, which coverage may be delayed or may not be sufficient to cover our costs.

Our commercial success is dependent on obtaining coverage and reimbursement approval for a product from a government or other third-party payor, which is a time-consuming and costly process that could require us and any collaborators to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded therapeutics and therapeutics administered under the supervision of a physician. Additionally, our collaborators, will be required to obtain coverage and reimbursement for any related companion diagnostics tests they develop separate and apart from the coverage and reimbursement we seek for our product candidates, once approved.

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

Our ability to obtain coverage and reimbursement approval for any of our investigational products, if approved, could have a material adverse effect on the demand for that investigational product, and on our business and our overall financial condition.

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

Zimberelimab and domvanalimab are biological products and we may develop additional biological products in the future. We believe that any of our current and future investigational products approved as a biological product under a BLA should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our investigational products to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

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

In order to maximize the potential of our Gilead Collaboration Agreement, we expect to significantly grow our discovery and clinical development capabilities. To support this growth, we will need to increase the number of employees in clinical operations, biostatistics and data management, quality, regulatory affairs and, if any of our investigational products receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Some of the other products in the same class as our investigational products have already been approved or are further along in development. With respect to our dual adenosine receptor antagonist, etrumadenant, we are aware that Incyte has initiated clinical development of a dual adenosine receptor antagonist and we are aware of clinical-stage selective adenosine A2aR antagonists being developed by other companies, including AstraZeneca, Corvus, CStone, iTeos Therapeutics and Novartis, and a clinical-stage selective adenosine A2bR antagonist being developed by Palobiofarma. For our small-molecule CD73 inhibitor, AB680, we are aware of several pharmaceutical companies developing antibodies against this target, including Akeso, AstraZeneca, Bristol-Myers Squibb, Corvus, Novartis, Symphogen and Tracon/I-Mab, all of whom have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies, such as Boehringer Ingelheim, Calithera, Eli Lilly, Merck and ORIC, have small-molecule programs against this target, of which only Eli Lilly has advanced its CD73 inhibitor into clinical development. Regarding our anti-PD-1 antibody, zimberelimab, multiple large pharmaceutical companies have already received regulatory approvals for their anti-PD-1/PD-L1 antibodies, including AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, and there are also many other anti-PD-1 and anti-PD-L1 antibodies in clinical development. With respect to our anti-TIGIT antibody, domvanalimab, we are aware of several pharmaceutical companies developing antibodies against this target, including Agenus, Beigene, Bristol-Myers Squibb, Compugen, Roche/Genentech, Innovent, iTeos Therapeutics, Merck KGaA, Mereo and Seattle Genetics. To our knowledge, there are no approved anti-TIGIT antibodies and the most advanced agent is in Phase 3 development.

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

Adverse trade conditions may further impact our operating results or financial condition by increasing the cost of our operations. For example, we have an exclusive relationship with WuXi Biologics, located in China, for the manufacture of zimberelimab and domvanalimab and for biologics CMC development and if tariffs are imposed on the investigational products they manufacture for us, such tariffs would have an adverse impact on our operating results and financial condition. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We have incurred substantial losses during our history and our ability to generate profits in the future is uncertain. Unused losses for the tax year ended December 31, 2017 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused losses generated after December 31, 2017, under current tax law will not expire and may be carried forward indefinitely, but the deductibility of such net operating losses in tax years beginning after December 31, 2020 will be limited to 80% of current year taxable income in any given year. In addition, both our current and our future unused losses may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (IRC), if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We performed an analysis under IRC Section 382 and 383 through October 31, 2020 with respect to our net operating loss and credit carryforwards. We concluded that an ownership change, as defined under IRC Section 382, occurred in the current year and in previous years. While we do not expect such ownership changes to result in the expiration of our net operating loss and credit carryforwards prior to utilization, we are subject to an annual limitation on the use of tax attributes. The limitation on our ability to use our net operating loss and credit carryforwards could reduce our ability to use a portion of our tax attributes to offset future taxable income, which could result in us being required to make material cash tax payments.

However, our sale of 5,650,000 shares of our common stock to Gilead in February 2021, as well as future equity issuances, may result in an additional ownership change. As a result, our ability to use all of our pre-change net operating loss carryforwards (NOLs) and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be subject to limitations that could result in increased future tax liability to us. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, including a recent California franchise tax law change limiting the usability of California state NOLs to offset taxable income in taxable years beginning on or after January 1, 2020 and before January 1, 2023, which could accelerate or permanently increase state taxes owed. Therefore, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) as

amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

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

International data protection laws also apply to health-related and other personal data obtained outside the United States. In the European Union, Regulation (EU) 2016/679 (General Data Protection Regulation) took effect in May 2018 and imposes, in some cases, stricter obligations than data protection laws in the United States on the use of health-related and other personal data. These requirements include the obligation to appoint data protection officers in certain circumstances, rights for individuals to be “forgotten” and to data portability, and the obligation to make public notification of significant data breaches. Under the General Data Protection Regulation, data protection authorities can also impose administrative fines of up to 4% of our total worldwide turnover or up to €20 million (whichever is higher). In addition, the General Data Protection Regulation only permits the transfer of personal data outside the European Economic Area (EEA) to countries that offer a level of data protection deemed adequate by the European Commission, unless an approved data transfer mechanism is in place. One such mechanism was invalidated by the European Court of Justice, adding to the complexity of transferring personal data outside the EEA. The General Data Protection Regulation increases our responsibility and liability in relation to personal data that we process, and we must put in place additional mechanisms to ensure compliance with the new EU data protection rules.

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

Our business operations expose us to broadly applicable fraud and abuse, transparency, government price reporting, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Our operations are subject, either directly or indirectly through our customers and third party payors, to various U.S. federal and state health care laws, including fraud and abuse, transparency and other healthcare laws and regulations, and similar laws in other jurisdictions in which we conduct our business. These laws may impact, among other things, our research and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include, but are not limited to the federal Anti-Kickback Statute; federal civil and criminal false claims laws, such as the False Claims Act (FCA); HIPAA; federal and state consumer protection and unfair competition laws; the federal transparency requirements under the Physician Payments Sunshine Act; state and foreign law equivalents of each of these federal laws; and state and foreign laws that require pharmaceutical companies to implement compliance programs. Many of these laws are discussed in detail in “Item 1. Business” above.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of investigational products, restrict or regulate post-approval activities, and affect the ability to profitably sell investigational products for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For additional detail regarding health care reform activities that may impact our business, see “Business—Government Regulation—Healthcare Reform” above.

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

Based upon shares outstanding as of February 12, 2021, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 36.4% of our common stock. Gilead also owns approximately 19.5% of our outstanding common stock, and we have appointed its two designees to our board of directors pursuant to the terms of our investor rights agreement. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Our amended and restated certificate of incorporation and our bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General

Corporation Law, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. While the Delaware courts have determined that these types of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of these provisions, which may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

General Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, our corporate headquarters, which includes executive offices and research and development and business operations, consist of approximately 136,293 square feet of leased office and laboratory space in an office park in Hayward, California. We also lease approximately 109,237 square feet of space in Brisbane, California in a lease expected to commence in 2021. The lease terms for these facilities expire from 2025 to 2031, subject to options for us to extend the lease term. We intend to add new facilities or expand existing facilities as we add employees and enter new locations, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Market Information and Holders of Record

Our common stock trades on the New York Stock Exchange under the symbol “RCUS.”

As of January 31, 2021, we had 80 stockholders of record as reported by our transfer agent. This does not include beneficial owners whose shares are held in street name.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors.

Performance Graph

The following graph compares the cumulative stockholders returns from March 15, 2018 (first day of trading of our common stock), through December 31, 2020 for (i) our common stock, (ii) the S&P Biotechnology Index and (iii) S&P 500 Index, assuming $100 invested on March 15, 2018, and reinvestment of dividends if paid. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
3/15/2018
9/15/2018
3/15/2019
9/15/2019
3/15/2020
9/15/2020
^SPSIBI
S&P 500
RCUS

$100 investment in stock or index	Ticker	3/15/2018	12/31/2018	12/31/2019	12/31/2020
Arcus Biosciences, Inc.	RCUS	$100	$63	$59	$153
S&P Biotechnology Index	^SPSIBI	$100	$77	$101	$150
S&P 500 Index	S&P 500	$100	$91	$118	$137

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the fourth quarter of fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
October 1, 2020 to October 31, 2020	769	4.59	-	-
November 1, 2020 to November 30, 2020	79	2.57	-	-
December 1, 2020 to December 31, 2020	18,270	4.02	-	-
Total	19,118		-	-

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

	Year Ended December 31,
(in thousands, except share and per share data)	2020	2019	2018	2017	2016
Consolidated Statements of Operations Data:
Revenues:
License revenue	$55,096	$8,000	$3,000	$-	$-
Collaboration revenue	22,421	7,000	5,353	1,413	-
Total license and collaboration revenue (1)	77,517	15,000	8,353	1,413	-
Operating expenses:
Research and development	159,348	78,481	49,646	47,218	14,247
General and administrative	42,404	25,228	13,566	7,636	3,935
Total operating expenses	201,752	103,709	63,212	54,854	18,182
Loss from operations	(124,235)	(88,709)	(54,859)	(53,441)	(18,182)
Total non-operating income, net	1,377	3,999	5,265	359	212
Net loss	$(122,858)	$(84,710)	$(49,594)	$(53,082)	$(17,970)
Net loss per share, basic and diluted (2)	$(2.24)	$(1.93)	$(1.43)	$(29.03)	$(20.80)
Weighted-average number of shares used to compute basic and diluted net loss per common share	54,787,118	43,825,991	34,618,237	1,828,262	863,983

(1)	Includes $70.5 million of revenue related to Gilead transaction in 2020. Please see Note 7 of our consolidated financial statements for further information on our licensing agreements.
(2)	See Note 10 to our consolidated financial statements for an explanation of the calculation of our basic and diluted net loss per share.

	As of December 31,
(in thousands)	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash and investments in marketable securities	$735,086	$188,270	$259,725	$175,703	$98,896
Working capital (1)	614,146	169,999	242,013	164,143	94,145
Total assets	772,292	203,110	274,925	190,486	109,702
Convertible preferred stock	-	-	-	226,196	119,454
Accumulated deficit	(328,184)	(205,326)	(122,828)	(73,234)	(20,152)
Total stockholders’ equity	502,304	163,842	234,942	(72,328)	(19,994)

(1)	We define working capital as current assets less current liabilities. See our consolidated financial statements for further details regarding our current assets and current liabilities.

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

Overview

We are a clinical-stage biopharmaceutical company focused on creating best-in-class cancer therapies. Our initial focus has been on well-characterized biological pathways with significant scientific data supporting their importance. We have built a robust and highly efficient drug discovery capability to create highly differentiated small molecules, which we have the ability to develop in combinations with our monoclonal antibodies through rationally designed, indication-specific clinical trial designs. Our vision is to create, develop and commercialize highly differentiated combination cancer therapies.

We currently have four investigational products in clinical development. In 2020, we entered into an Option, License and Collaboration Agreement (Gilead Collaboration Agreement) with Gilead Sciences, Inc. (Gilead), whereby Gilead obtained rights to zimberelimab and a time-limited exclusive option to all of our current and future programs during the 10-year collaboration term. For each program to which Gilead exercises their option, the parties will co-develop globally and co-commercialize in the U.S., subject to certain exceptions, and Gilead will have the right to commercialize the program outside of the United States, subject to the rights of our existing partners to certain territories. In 2017, we entered into an Option and License Agreement (Taiho Agreement) with Taiho Pharmaceutical Co., Ltd. (Taiho) pursuant to which Taiho has a time-limited option to exclusively license the development and commercialization rights to each of our programs for Japan and certain other territories in Asia (excluding China). To date, Taiho has exercised their option rights to our adenosine receptor antagonist program (including etrumadenant) and our anti-PD-1 program (including zimberelimab).

Domvanalimab (formerly referred to as AB154), our anti-TIGIT monoclonal antibody, is being evaluated in combination with zimberelimab with or without etrumadenant vs. zimberelimab monotherapy in ARC-7, our randomized Phase 2 trial in first-line metastatic PD-L1≥50% non-small cell lung cancer. In February 2021, we initiated ARC-10, our first registrational trial evaluating domvanalimab in combination with zimberelimab and zimberelimab monotherapy vs. chemotherapy in this same setting.

Etrumadenant (formerly referred to as AB928), our small molecule dual A2a/A2b adenosine receptor antagonist, is being evaluated by us in several randomized or Phase 2 trials across major tumor types, including in our ARC-4, ARC-6, ARC-7, and ARC-9 studies, as well as in two randomized Phase 1b/2 trials being conducted by Genentech (the Morpheus trials).

AB680, our small-molecule CD73 inhibitor, is being evaluated in a Phase 1/1b study for the treatment of first-line metastatic pancreatic cancer (ARC-8) as well as late-line metastatic prostate cancer (ARC-6).

Zimberelimab (formerly referred to as AB122), our anti-PD-1 monoclonal antibody, is the cornerstone of our combination strategy. We are currently evaluating zimberelimab, either alone or in combination with other agents across several tumor types, including non-small cell lung cancer in ARC-7, our Phase 2 trial, and ARC-10, our recently initiated registrational trial which is designed to support the approval of zimberelimab.

COVID-19 Pandemic

The degree to which COVID-19 impacts our business operations, research and development programs and financial condition will depend on future developments, including the ultimate duration and/or severity of the outbreak, the impact of any resurgences and new strains that emerge, actions by government authorities to contain the spread of the virus, the timing, availability and effectiveness of any vaccines, and when and to what extent normal economic and operating conditions can resume. Our management continues to actively monitor this health crisis and its effects on our operations, key vendors and workforce.

We conduct our clinical trials in the U.S. and internationally in geographic regions that are impacted by COVID-19 to varying degrees. While we have seen relatively robust enrollment across our ongoing Arcus-sponsored studies, we expect to see volatility as local governments respond to resurgences and the emergence of new strains, each of which may result in the prolonged reinstitution, extension or enhancement of shelter-in-place measures. The American Cancer Society has also reported that the pandemic has led to declines in screening, diagnosis and treatment for cancer patients, which will impact the enrollment of patients in clinical trials targeting early stage cancers and retention of patients overall in our trials. Patient safety remains our paramount concern and we continue to collaborate with our existing and with new investigational sites to implement measures to minimize disruptions to patients and ensure continued access to treatment, in accordance with health authority guidance. We are unable to predict the full impact of this pandemic on our clinical programs.

With respect to manufacturing and supply, we believe we currently have sufficient drug supply for our ongoing clinical studies. Our third-party contract manufacturers continue to operate at or near normal levels and, at this time and subject to further COVID-19 implications, we do not anticipate any disruptions to our drug supply chain.

Our discovery programs were impacted by the suspension in our laboratory-based operations from mid-March to late June. Despite the return of our laboratory-based personnel back into our facilities, our laboratories are operating at reduced capacity due to employee safety measures, such as social distancing requirements and shift work. This has delayed the advancement of one of two preclinical programs that we had expected would enter the clinic in the first quarter of 2021. We expect a clinical trial for the first of these programs, AB308, our FcR-enabled anti-TIGIT antibody, to begin shortly; however, the pandemic has delayed the second of these programs until the second half of 2021.

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

To date, we have derived all of our revenue from non-refundable payments we received under the option and license agreements we entered into with Taiho Pharmaceutical Co., Ltd. (the Taiho Agreement) and Gilead Sciences, Inc. (the Gilead Agreements). We have not generated any revenue from product sales and we have never had a profitable fiscal year. We have incurred net losses since the commencement of our operations. As of December 31, 2020, we had an accumulated deficit of $328.2 million. We incurred a net loss of $122.9 million during the year ended December 31, 2020. We do not expect to generate revenue from product sales unless and until we obtain regulatory marketing approval and commercially launch a product candidate. We cannot assure you that we will ever generate significant revenue or profits.

Through December 31, 2020, we have financed our operations primarily through net proceeds of approximately $677 million from equity offerings and proceeds of approximately $421 million from our collaboration agreements. As of December 31, 2020, we had $735.1 million of cash, cash equivalents and investments. In February 2021 we raised an additional $220.4 million from the sale to Gilead of 5,650,000 shares of our common stock. We believe our cash, cash equivalents and investments will be sufficient to fund our planned operations through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

We will need substantial additional funding to support our continuing operations and pursue our development strategy. Until such time that we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including existing or potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of our product candidates or delay our efforts to expand our product pipeline.

Gilead Collaboration

On May 27, 2020, we entered into the Gilead Collaboration Agreement, a Common Stock Purchase Agreement (the Stock Purchase Agreement), and an Investor Rights Agreement, (collectively, the Gilead Agreements), each with Gilead. The transaction closed on July 13, 2020 following expiration of the antitrust waiting period. Upon closing, Gilead made an upfront payment of $175 million pursuant to the Gilead Collaboration Agreement, Gilead made an equity investment of approximately $200 million in us by purchasing 5,963,029 shares of our common stock at a per share price of $33.54 pursuant to the Stock Purchase Agreement. Gilead made an additional equity investment in us of approximately $56.7 million, net of offering costs, by purchasing 2,200,000 shares of our common stock at a per share price of $27.50 in our May 2020 Public Offering. We also appointed Gilead’s designees, Merdad Parsey, M.D., Ph.D. and Michael Quigley, Ph.D., to our Board of Directors pursuant to the Investor Rights Agreement.

Pursuant to the terms of the Gilead Collaboration Agreement, Gilead has an exclusive license to develop and commercialize zimberelimab in certain markets and obtained exclusive options to acquire an exclusive license to develop and commercialize all of our current and future clinical programs during the 10-year collaboration term, contingent upon Gilead’s payment of $400 million, with the first payment of $100 million in 2022 and an additional $100 million payment due at Gilead’s option on each of the fourth, sixth, and eighth anniversaries of the agreement. For those programs that enter clinical development prior to the end of the collaboration term, Gilead’s option rights will extend for up to an additional three years thereafter. Gilead may exercise its option, on a program-by-program basis, upon payment of an option fee that ranges from $200 million to $275 million per program for our clinical programs in existence at the date of the agreement, and $150 million per program for all other programs that enter clinical development thereafter. If Gilead exercises its option with respect to our TIGIT program, we are also eligible to receive up to $500 million in potential U.S. regulatory approval milestones with respect to domvanalimab.

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

Pursuant to the Stock Purchase Agreement and the Investor Rights Agreement, Gilead has the right, at its option, to purchase additional shares from us, up to a maximum ownership of 35% of our then-outstanding voting common stock, from time to time over the next five years, at a purchase price equal to the greater of a 20% premium to market (based on a trailing five-day average closing price) at the time Gilead exercises such option, and the $33.54 initial purchase price. The Investor Rights Agreement also includes a three-year standstill and a two-year lockup and provides Gilead with registration rights commencing at the end of the lockup period, pro rata participation rights in certain future financings and the right to designate two individuals to be appointed to our Board of Directors.

On January 31, 2021, we and Gilead entered into an Amended and Restated Common Stock Purchase Agreement, which amended and restated in its entirety the Common Stock Purchase Agreement, pursuant to which Gilead purchased from us 5,650,000 shares of our common stock at a purchase price of $39.00 per share. All other terms of the original Common Stock Purchase Agreement, including Gilead’s option to purchase additional shares from us, up to a maximum ownership of 35% of our then-outstanding common stock, remain unchanged.

AstraZeneca Agreement

On October 29, 2020 we announced a collaboration with AstraZeneca to evaluate domvanalimab, our investigational anti-TIGIT antibody, in combination with AstraZeneca’s Imfinzi (durvalumab) in a registrational Phase 3 clinical trial in patients with unresectable Stage III non-small cell lung cancer (NSCLC). Under the terms of the agreement, each company will retain existing rights to their respective molecules and any future commercial economics. AstraZeneca will conduct the trial, and each company will supply its respective anti-cancer agent to support the trial. Pursuant to the terms of the agreement, the parties will share costs for the trial.

Consistent with the terms of the recently completed Gilead Agreements, Gilead maintains an option to co-develop and co-commercialize domvanalimab. If Gilead exercises its option to domvanalimab, the trial from this AstraZeneca collaboration is expected to form part of the Arcus and Gilead joint development program and Arcus’s portion of the trial costs would be shared with Gilead.

Other Licenses and Collaborations

We in-licensed rights to zimberelimab from WuXi Biologics, and in-licensed rights to products that include an anti-TIGIT antibody, including domvanalimab, from Abmuno Therapeutics LLC (Abmuno). We also have a co-development and collaboration agreement with Strata Oncology, Inc. (Strata).

Components of Operating Results

Collaboration and License Revenue

Our collaboration and license revenue consists of revenue recognized from the upfront and periodic payments received from Taiho and Gilead, for research and development services performed by us to develop our investigational products under the terms of our collaboration agreements, and from any option exercise payments.

Operating Expenses

Research and Development Expenses

Our research and development expenses consist of expenses incurred in connection with the research and development of our pipeline programs. These expenses include pre-clinical and clinical expenses, payroll and personnel expenses, including stock-based compensation for our employees, laboratory supplies, product licenses, consulting costs, contract research, and depreciation. Shared facility expenses are allocated to functional groups proportionally based on usage. Under certain collaboration agreements we agree to share research and development expenses with our partners or to reimburse our partners for qualified expenses. We expense both internal and external research and development costs as they are incurred. We record advance payments for services that will be used or rendered for future research and development activities as prepaid expenses and recognize them as an expense as the related services are performed.

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

We expect our research and development expenses to increase substantially during the next few years due to our Gilead collaboration and as we seek to complete existing clinical trials and advance our programs into later-stage clinical trials, pursue regulatory approval for our investigational products, and advance other programs into the clinic. Later-stage clinical trials typically include a larger number of subjects, are of a longer duration and include more geographic regions. As we advance our clinical-stage programs and prepare to seek regulatory approval, we will also need to conduct certain validation activities with respect to our manufacturing processes for the investigational products in each program. Moreover, in order to maximize the potential of our collaboration with Gilead, we believe it will be important to grow our discovery capabilities and pipeline. As a result, we expect our preclinical, clinical, and contract manufacturing expenses to increase significantly relative to what we have incurred to date. The level of our future research and development investment will depend on a number of factors and uncertainties, including clinical outcomes from our ongoing clinical trials, whether our collaborators opt into any of our programs, the amount of opt-in and milestone payments we receive from our collaborators, and the breadth of any joint development program agreed to with Gilead for programs they opt into. In addition, under our license agreements with WuXi Biologics and Abmuno, and our co-development and collaboration agreements with Strata, and AstraZeneca, we may be required to pay additional clinical and regulatory milestone payments based on the development progress of our investigational products. Therefore, we are unable to predict the timing or the final cost to complete our clinical programs or validation of our manufacturing and supply processes and delays may occur due to numerous factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in “Item 1A. Risk Factors.”

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs including payroll and stock-based compensation for personnel in executive, finance, human resources, information technology, business and corporate development, and other administrative functions. Shared facility expenses are allocated to functional groups proportionally based on usage. Our general and administrative expenses also include professional fees for legal, consulting, and accounting services, rent and other facilities costs, fixed asset depreciation, and other general operating expenses not otherwise classified as research and development expenses.

We anticipate that our general and administrative expenses will increase substantially during the next few years as we support our growing research and development activities, including due to staff expansion, additional occupancy costs, and other costs associated with increased infrastructure needs.

Other Non-Operating Income, net

Other non-operating income, net consists primarily of interest earned on our investments in fixed-income marketable securities as well as activity related to our equity method investment in PACT Pharma, Inc (PACT Pharma). To date, gains have consisted of gains on dilution of our investment in PACT Pharma, typically occurring upon PACT Pharma’s new issuances of equity securities. Losses associated with the investment consist of our share of PACT Pharma’s net losses.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s significant judgments and estimates.

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

The estimation of the standalone selling price may include such estimates as forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time, and we measure the services delivered to the customer, which we periodically review based on the progress of the related program. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration (e.g. milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

Research and Development Expenses

We expense research and development costs as incurred. We estimate preclinical and clinical study and research expenses based on services performed, pursuant to contracts with third-party research organizations that conduct and manage preclinical and clinical studies and research services on our behalf. We estimate these expenses based on communications with internal personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments associated with licensing agreements to acquire exclusive licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternative future use are expensed as incurred. Payments made to third parties under these arrangements in advance of the performance of the related services are recorded as prepaid expenses until the services are rendered.

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

Stock-based awards granted include stock options and restricted stock units (RSUs). Accounting standards require the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based payments. Our determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model, and is impacted by our common stock price as well as other variables including, but not limited to, expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends. Compensation expense associated with restricted stock units is based on the fair value of common stock on the date of grant.

Leases

Subsequent to the adoption of the new leasing standard effective as of January 1, 2020, we recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. We determine whether an arrangement is or contains a lease at contract inception. We recognize operating lease right-of-use assets and liabilities at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, we use an incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. We consider a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured we will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

Income Taxes

We provide for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. We determine deferred income tax assets and liabilities based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards, and measure them using the enacted tax rates and laws that will be in effect when such items are expected to reverse. We reduce deferred income tax, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,		$ Change	% Change
	2020	2019
Revenues:
License revenue	$55,096	$8,000	$47,096	*
Collaboration revenue	22,421	7,000	15,421	220%
Total collaboration and license revenue	77,517	15,000	62,517	417%
Operating expenses:
Research and development	159,348	78,481	80,867	103%
General and administrative	42,404	25,228	17,176	68%
Total operating expenses	201,752	103,709	98,043	95%
Loss from operations	(124,235)	(88,709)	(35,526)	40%
Non-operating income, net	1,377	3,999	(2,622)	-66%
Net loss	$(122,858)	$(84,710)	$(38,148)	45%

*	Not meaningful

Collaboration and License Revenue

Collaboration and license revenue increased $62.5 million, from $15.0 million for the year ended December 31, 2019 to $77.5 million for the year ended December 31, 2020. The increase in collaboration and license revenue was primarily due to the recognition of $55.1 million in revenue from the zimberelimab license granted to Gilead and $15.4 million related to Gilead’s ongoing rights to access our intellectual property in accordance with the Gilead Collaboration Agreement, partially offset by the recognition in 2019 of $8.0 million in revenue from Taiho’s exercise of its option for our anti-PD-1 antibody program, including zimberelimab.

Research and Development Expenses

Research and development expenses increased $80.8 million, or 103%, from $78.5 million for the year ended December 31, 2019 to $159.3 million for the year ended December 31, 2020. The increase in research and development expenses was primarily due to an increase of $27.8 million in manufacturing costs required to supply our clinical studies, an increase of $24.2 million in clinical costs for our ongoing clinical studies, and an increase of $20.1 million in employee compensation costs primarily due to additional headcount, approximately $7.1 million of which consists of non-cash stock-based compensation. Expenses related to sublicense fees and milestone payments also increased $7.4 million, from $11.2 million for the year ended December 31, 2019 to $18.6 million for the year ended December 31, 2020, largely as a result of sublicense fees paid to WuXi. We incurred a $1.5 million additional increase on telecommunications and remote work infrastructure due to shelter-in-place orders amid the COVID pandemic, partially offset by a decrease of $1.3 million in lab supplies and equipment due to decreased lab activities for the same reason.

General and Administrative Expenses

General and administrative expenses increased $17.2 million, or 68%, from $25.2 million for the year ended December 31, 2019 to $42.4 million for the year ended December 31, 2020. The increase in general and administrative expenses was due primarily to $7.6 million in employee compensation costs primarily due to additional headcount, approximately $5.8 million of which consists of non-cash stock-based compensation. We also incurred increased expense of $3.8 million in consulting expenses incurred in corporate development activities and $3.8 million in legal and accounting expenses incurred to support our expanding operations and ongoing compliance with public company requirements. We further incurred a $1.5 million additional increase on telecommunications and remote work infrastructure due to shelter-in-place orders amid the COVID pandemic.

Non-Operating Income, Net

Non-operating income, net decreased $2.6 million or 66%, from $4.0 million for the year ended December 31, 2019 to $1.4 million for the year ended December 31, 2020. The decrease was primarily due to lower interest income resulting from lower investment yields on our portfolio of marketable fixed-income securities during the year ended December 31, 2020 as compared to the same period in the prior year.

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,		$ Change	% Change
	2019	2018
Revenues:
License revenue	$8,000	$3,000	$5,000	167%
Collaboration revenue	7,000	5,353	1,647	31%
Total collaboration and license revenue	15,000	8,353	6,647	80%
Research and development	78,481	49,646	28,835	58%
General and administrative	25,228	13,566	11,662	86%
Total operating expenses	103,709	63,212	40,497	64%
Loss from operations	(88,709)	(54,859)	(33,850)	62%
Non-operating income, net	3,999	5,265	(1,266)	-24%
Net loss	$(84,710)	$(49,594)	$(35,116)	71%

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

Collaboration and License Revenue

Collaboration and license revenue increased $6.6 million or 80%, from $8.4 million for the year ended December 31, 2018 to $15.0 million for the year ended December 31, 2019. The increase in collaboration and license revenue was due to an additional $1.6 million of revenue recognized resulting from a higher initial transaction price for the Taiho Agreement that we remeasured upon adoption of ASC 606 during 2019 and $8.0 million recognized following Taiho’s exercise of its option for our anti-PD-1 antibody program, including zimberelimab, partially offset by $3.0 million recognized in 2018 from Taiho’s exercise of its option for our adenosine receptor antagonist program, including etrumadenant.

Research and Development Expenses

Research and development expenses increased $28.9 million, or 58%, from $49.6 million for the year ended December 31, 2018 to $78.5 million for the year ended December 31, 2019. The increase in expenses included an increase of $14.3 million in clinical study costs and an increase of $1.3 million in clinical consulting costs related to all four of our programs in clinical development. Also contributing to the increase in 2019 was the achievement of certain development milestones which resulted in expenses of $8.7 million pursuant to the terms of our WuXi Agreement and $2.5 million pursuant to the terms of our Strata Agreement, compared to a $2.0 million product licensing expense pursuant to our Abmuno Agreement that was recorded in the prior year. Additional expenses in 2019 included an increase of $5.2 million in employee compensation, an increase of $2.0 million in stock-based compensation and an increase of $0.7 million in facilities and office expenses, primarily driven by growth in our headcount. Those increases were partially offset by a decrease of $4.2 million in manufacturing costs primarily due to the completion of certain manufacturing activities for domvanalimab in 2018.

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

Non-Operating Income, Net

Non-operating income, net decreased $1.3 million or 24%, from $5.3 million for the year ended December 31, 2018 to $4.0 million for the year ended December 31, 2019. The decrease was primarily due to a gain on deemed sale recorded in conjunction with PACT Pharma’s Series B convertible preferred financing in 2018 without a similar gain in 2019.

Liquidity and Capital Resources

To date, we have financed our operations primarily through net proceeds of approximately $677 million from equity offerings and proceeds of approximately $421 million from our collaboration agreements. As of December 31, 2020, we had $735.1 million of cash, cash equivalents and investments in marketable securities. In February 2021 we raised an additional $220.4 million from the sale to Gilead of 5,650,000 shares of our common stock. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, and investments in corporate notes, other debt securities, commercial papers and government agency obligations.

Based on our existing business plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations through 2023.

We may require additional capital to complete the development and any commercialization of our investigational products. Our future capital requirements will depend on many factors, including:

•	the scope, rate of progress and costs of clinical trials for our investigational products as well as drug discovery, preclinical development activities, and laboratory testing;
•	the number and scope of clinical programs we decide to pursue;
•	the scope and costs of manufacturing development and commercial manufacturing activities;
•

the timing and amount of expense related to our current and future clinical programs, subject to the rights of our existing partners, and the costs associated with our share of the global development plan for such programs;

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

Summary Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by (used in):
Operating activities	$111,170	$(73,462)	$(42,996)
Investing activities	(434,367)	59,212	(113,440)
Financing activities	438,675	1,123	129,074
Net increase (decrease) in cash, cash equivalents and restricted cash	$115,478	$(13,127)	$(27,362)

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the year ended December 31, 2020 increased by $184.7 million to $111.2 million provided by operating activities as compared to $73.5 million cash used in operating activities for the prior year. The increase in cash provided is primarily due to $265.6 million in cash received at the close of the Gilead Collaboration Agreement in July 2020. The overall increase in net cash provided is partially offset by the $38.1 million increase in our net loss to $122.9 million and changes in non-cash items, including $12.8 million of increased expense from stock-based compensation, and changes in our asset and liability balances due to the timing of payments to or from our vendors and collaborators.

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

Cash Provided by (Used in) Investing Activities

Cash used in investing activities was $434.4 million for the year ended December 31, 2020 compared to $59.2 million cash provided in the prior year. The change in cash flow was primarily due to net purchases of our investments in fixed-income marketable securities, as we invested proceeds received from our May 2020 Public Offering, the Gilead Collaboration Agreement, and the Stock Purchase Agreement.
Cash provided by investing activities was $59.2 million for the year ended December 31, 2019 compared to $113.4 million cash used in the prior year. The change in cash flow was primarily due to year-over-year changes in the timing of purchases and maturities of our investments in fixed-income marketable securities.

Cash Provided by Financing Activities

Cash provided by financing activities was $438.7 million for the year ended December 31, 2020 compared to $1.1 million in the prior year. The increase in cash provided is primarily due to $326.2 million in net cash received from our May 2020 Public Offering, $107.5 million in net cash received under the Stock Purchase Agreement with Gilead, and funds received during the year for issuance of common stock pursuant to equity award plans.

Cash provided by financing activities was $1.1 million for the year ended December 31, 2019 compared to $129.1 million in the prior year. The decrease in cash provided is primarily due to a decrease in funds received in 2019 for issuance of common stock as compared to net proceeds received from our IPO in March 2018.

Contractual Obligations and Commitments

The following table summarizes our non-cancelable contractual obligations as of December 31, 2020 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Operating lease obligations	$112,565	$4,041	$20,970	$24,125	$63,429

As of December 31, 2020, we had obligations consisting of operating leases for our operating facilities for approximately 245,530 square feet. Under the terms of the agreements, we have lease obligations consisting of $112.6 million in undiscounted minimum lease payments through 2031.

We enter into contracts in the normal course of business with third parties for clinical trial management and execution, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. These contracts are generally cancelable on 30 days’ notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2020, we had cash, cash equivalents and investments of $735.1 million, consisting of interest-bearing money market accounts and investments in corporate notes and U.S. government securities, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-

risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

In addition, we are also exposed to foreign currency exchange rate risk inherent in our contracts with research institutions, contract research organizations, and contract manufacturing organizations as certain services are performed by them outside the United States. We made payments in the aggregate amount of $5.3 million AUD to our Australian vendors during the year ended December 31, 2020. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Australian dollars.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data

ARCUS BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arcus Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arcus Biosciences, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition for license and collaboration agreement with Gilead Sciences, Inc.
Description of the Matter

As described in Note 7 to the consolidated financial statements, the Company entered into an Option, License and Collaboration Agreement, Common Stock Purchase Agreement, and Investor Rights Agreement, with Gilead Sciences, Inc., collectively referred to as “the Gilead Agreements”, which resulted in the recognition of $70.5 million of revenue for the year ended December 31, 2020.

Auditing the Company’s revenue recognition for the Gilead Agreements is complex and required the Company to apply significant judgements, including the determination of performance obligations and transaction price, and the estimation of the standalone selling price of each identified performance obligation. The estimates of the standalone selling price for the performance obligations relating to the license of the Zimberelimab compound and the options for two other named compounds reflect management’s assumptions, which may include forecasted revenues, development timelines, discount rates, and probabilities of technical and regulatory success. Changes to these assumptions can have a material effect on the allocation of the transaction price to the performance obligations as well as the amount and timing of revenue recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls addressing the risks of material misstatement relating to the accounting for revenue recognition of license and collaboration agreements with multiple performance obligations. For example, we tested management’s controls over the identification of performance obligations, the determination of the significant assumptions described above with respect to the estimation of the standalone selling price of the performance obligations relating to the license of the Zimberelimab compound and the options for two other named compounds, and the accuracy and completeness of underlying data used in estimating the standalone selling price.

Our audit procedures included, among others, obtaining and reading the license and collaboration agreement and evaluating the completeness of the performance obligations identified by management. We also evaluated management’s estimates of the standalone selling price of certain performance obligations. For example, we evaluated the projected discounted cash flow assumptions used by the Company in developing the estimates of standalone selling price by comparing the significant assumptions described above to current industry trends using available information from other similar companies within the same industry and other relevant factors. We also performed a sensitivity analysis to evaluate the impact that changes in the significant assumptions would have on the estimated standalone selling price of performance obligations and the resulting impact on the allocation of transaction price to each performance obligation, as well as revenue recognized during the period. We involved our valuation professionals to assist in the assessment of the estimation methodology and the significant assumptions used in determining the estimated standalone selling price of the performance obligations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Redwood City, California

February 24, 2021

ARCUS BIOSCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$173,415	$57,937
Short-term investments	555,231	130,333
Receivable from collaboration partners ($943 and $0 from a related party)	1,049	132
Accrued interest receivable	649	251
Prepaid expenses and other current assets	5,471	4,052
Total current assets	735,815	192,705
Long-term investments	6,440	-
Property and equipment, net	10,807	9,330
Right-of-use assets	12,781	-
Restricted cash	203	203
Other long-term assets	6,246	872
Total assets	$772,292	$203,110
LIABILITIES
Current liabilities:
Accounts payable	$15,682	$4,704
Accrued research and development expenses	18,307	4,572
Other accrued liabilities	9,543	4,950
Deferred revenue, current ($67,571 and $0 to a related party)	74,571	7,000
Other current liabilities	3,566	1,480
Total current liabilities	121,669	22,706
Deferred revenue, noncurrent ($117,808 and $0 to a related party)	122,830	12,022
Operating lease liabilities, noncurrent	15,243	-
Deferred rent, non-current	-	3,734
Other long-term liabilities ($9,703 and $0 to a related party)	10,246	806
Total liabilities	269,988	39,268
Commitments (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2020 and 2019; no shares issued and outstanding as of December 31, 2020 and 2019	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized as of December 31, 2020 and 2019; 65,114,685 and 45,925,004 shares issued and outstanding as of December 31, 2020 and 2019, respectively	6	4
Additional paid-in capital	830,438	369,100
Accumulated deficit	(328,184)	(205,326)
Accumulated other comprehensive income	44	64
Total stockholders’ equity	502,304	163,842
Total liabilities and stockholders’ equity	$772,292	$203,110

The accompanying notes are an integral part of these Consolidated Financial Statements

ARCUS BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues:
License revenue ($55,096, $0 and $0 from a related party)	$55,096	$8,000	$3,000
Collaboration revenue ($15,421, $0 and $0 from a related party)	22,421	7,000	5,353
Total collaboration and license revenues	77,517	15,000	8,353
Operating expenses:
Research and development (($3,446), $0 and $0 from a related party)	159,348	78,481	49,646
General and administrative	42,404	25,228	13,566
Total operating expenses	201,752	103,709	63,212
Loss from operations	(124,235)	(88,709)	(54,859)
Non-operating income (expense):
Interest and other income, net	1,377	5,201	4,922
Gain on deemed sale from equity method investee	613	-	1,229
Share of loss from equity method investee	(613)	(1,202)	(886)
Total non-operating income, net	1,377	3,999	5,265
Net loss	(122,858)	(84,710)	(49,594)
Other comprehensive income (loss)	(20)	171	(65)
Comprehensive loss	$(122,878)	$(84,539)	$(49,659)
Net loss per share, basic and diluted	$(2.24)	$(1.93)	$(1.43)
Weighted-average number of shares used to compute basic and diluted net loss per share	54,787,118	43,825,991	34,618,237

The accompanying notes are an integral part of these Consolidated Financial Statements

ARCUS BIOSCIENCES, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity(Deficit)
Balance at December 31, 2017	30,459,574	$226,196	3,278,129	$-	$948	$(73,234)	$(42)	$(72,328)
Conversion of preferred stock to common stock	(30,459,574)	(226,196)	30,459,574	3	226,195	-	-	226,198
Issuance of common stock upon IPO	-	-	9,200,000	1	124,734	-	-	124,735
Issuance of common stock upon exercise of stock options	-	-	67,349	-	95	-	-	95
Vesting of early exercised stock options and restricted stock	-	-	528,374	-	1,276	-	-	1,276
Issuance of common stock under Employee Stock Purchase Plan	-	-	77,397	-	751	-	-	751
Stock-based compensation	-	-	-	-	3,874	-	-	3,874
Other comprehensive loss	-	-	-	-	-		(65)	(65)
Net loss	-	-	-	-	-	(49,594)	-	(49,594)
Balance at December 31, 2018	-	-	43,610,823	4	357,873	(122,828)	(107)	234,942
Cumulative effect adjustment upon adoption of ASC 606	-	-	-	-	-	2,212	-	2,212
Issuance of common stock upon exercise of stock options	-	-	34,780	-	188	-	-	188
Vesting of early exercised stock options and restricted stock	-	-	417,883	-	1,029	-	-	1,029
Issuance of common stock under Employee Stock Purchase Plan	-	-	148,709	-	1,029	-	-	1,029
Stock-based compensation	-	-	-	-	8,981	-	-	8,981
Other comprehensive income	-	-	-	-	-	-	171	171
Net loss	-	-	-	-	-	(84,710)	-	(84,710)
Balance at December 31, 2019	-	-	44,212,195	4	369,100	(205,326)	64	163,842
Issuance of common stock in public offering, net of $21,629 offering costs (2,200,000 shares and $56,738, net of $3,762 offering costs, from a related party)	-	-	12,650,000	2	326,244	-	-	326,246
Issuance of common stock and rights to purchase additional shares in accordance with Gilead Stock Purchase Agreement, net of $1,931 offering costs	-	-	5,963,029	-	107,468	-	-	107,468
Issuance of common stock upon exercise of stock options and vesting of restricted stock			405,752	-	3,366	-	-	3,366
Vesting of early exercised stock options	-	-	258,824	-	848	-	-	848
Issuance of common stock under Employee Stock Purchase Plan	-	-	202,101	-	1,587	-	-	1,587
Stock-based compensation	-	-	-	-	21,825	-	-	21,825
Other comprehensive loss	-	-	-	-	-	-	(20)	(20)
Net loss	-	-	-	-	-	(122,858)	-	(122,858)
Balance at December 31, 2020	-	$-	63,691,901	$6	$830,438	$(328,184)	$44	$502,304

The accompanying notes are an integral part of these Consolidated Financial Statements

ARCUS BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flow from operating activities
Net loss	$(122,858)	$(84,710)	$(49,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	21,825	8,981	3,874
Depreciation and amortization	3,149	3,578	3,664
Amortization of right-of-use assets	1,042	-	-
Share of loss (gain on deemed sale) from equity method investee, net	-	1,202	(343)
Amortization of premiums on investments	(46)	(2,638)	(1,752)
Other non-operating income	-	-	(177)
Changes in operating assets and liabilities:
Receivable from collaboration partners (($943), $0 and $0 from a related party)	(917)	(132)	-
Amounts owed by PACT Pharma	-	83	(58)
Prepaid expenses and other current assets	(838)	(1,982)	(1,180)
Other long-term assets	(5,374)	(588)	(80)
Accounts payable	9,272	1,726	(69)
Accrued research and development expenses	13,735	1,756	1,623
Other accrued liabilities	4,593	1,743	1,874
Other current liabilities	-	57	43
Deferred revenue ($185,379, $0 and $0 to a related party)	178,379	(2,000)	(353)
Operating lease liabilities	(993)	-	-
Deferred rent	-	(538)	(468)
Other long-term liabilities ($9,703, $0 and $0 to a related party)	10,201	-	-
Net cash provided by (used in) operating activities	111,170	(73,462)	(42,996)
Cash flow from investing activities
Purchases of short-term and long-term investments	(739,658)	(247,755)	(261,552)
Proceeds from maturities of short-term and long-term investments	307,343	308,892	151,855
Sales of short-term investments	1,003	-	-
Purchases of property and equipment	(3,055)	(1,925)	(3,743)
Net cash provided by (used in) investing activities	(434,367)	59,212	(113,440)
Cash flow from financing activities
Proceeds from initial public offering, net of issuance costs	-	-	125,111
Proceeds from issuance of common stock and rights to purchase additional shares ($164,207, $0 and $0 from a related party)	433,776	-	-
Proceeds from issuance of common stock pursuant to equity award plans	4,953	1,217	4,098
Repurchase of unvested shares of stock	(54)	(94)	-
Payment of preferred stock issuance costs	-	-	(135)
Net cash provided by financing activities	438,675	1,123	129,074
Net increase (decrease) in cash, cash equivalents and restricted cash	115,478	(13,127)	(27,362)
Cash, cash equivalents and restricted cash at beginning of period	58,140	71,267	98,629
Cash, cash equivalents and restricted cash at end of period	$173,618	$58,140	$71,267
Supplemental disclosures:
Cash paid for amounts included in measurement of lease liabilities	$2,105	$-	$-
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,019	$-	$-
Unpaid portion of financing costs included in accounts payable	$61	$-	$-
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	$1,583	$12	136
Vesting of early exercised stock options and restricted stock	$848	$1,029	$1,276

The accompanying notes are an integral part of these Consolidated Financial Statements

ARCUS BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

Note 1. Organization

Description of Business

Arcus Biosciences, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on creating best-in-class cancer therapies. The Company’s initial focus has been on well-characterized biological pathways with significant scientific data supporting their importance. Since its inception in 2015, the Company has built a robust and highly efficient drug discovery capability to create highly differentiated small molecules, which the Company is developing in combination with its in-licensed monoclonal antibodies through rationally designed, indication-specific clinical trial designs. The Company currently has four investigational products in clinical development: domvanalimab (formerly referred to as AB154), etrumadenant (formerly referred to as AB928), AB680, and zimberelimab (formerly referred to as AB122).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

Principles of Consolidation

The accompanying consolidated financial statements are comprised of Arcus Biosciences, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash Equivalents and Investments

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

Reconciliation of Cash, Cash Equivalents, and Restricted Cash as Reported in Consolidated Statements of Cash Flows

Restricted cash at December 31, 2020 and 2019 represents cash balances held as security in connection with the Company’s facility lease agreements. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the total shown in the consolidated statements of cash flows (in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$173,415	$57,937
Restricted cash	203	203
Cash, cash equivalents and restricted cash	$173,618	$58,140

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment charge would be recorded when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment charges for the years ended December 31, 2020, 2019 and 2018.

Collaborative Arrangements and Contracts with Customers

The Company assesses whether its collaboration agreements are subject to Accounting Standards Codification (ASC) Topic 808, Collaborative Arrangements (ASC 808) based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of ASC 808, the Company applies the unit of account guidance under ASC Topic 606, Revenue from Contracts with Customers (ASC 606), to identify distinct performance obligations, and then determine whether a customer relationship exists for each distinct performance obligation. If the Company determines a performance obligation within the arrangement is with a customer, it applies the guidance in ASC 606. If a portion of a distinct bundle of goods or services within an arrangement is not with a customer, then the unit of account is not within the scope of ASC 606, and the recognition and measurement of that unit of account shall be based on analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election.

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

The Company enters into collaborative arrangements that typically include one of more of the following: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) fees attributable to options to intellectual property; and (v) cost-sharing or research and development (R&D) funding arrangements. When a portion of non‑refundable upfront fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied. Fees attributable to options are deferred until the option expires or is exercised. The Company classifies contract liabilities as current when it expects to satisfy its performance obligations within one year, and noncurrent when the Company expects to satisfy those performance obligations in greater than one year. When an option is exercised, the performance obligations associated with the option are identified, which will determine the accounting for the transaction price attributable to the option.

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

Milestone Payments and Variable Consideration

At the inception of each arrangement that includes milestone payments or variable consideration, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated value is included in the transaction price. Milestone payments that are not within the control of the Company or the Company’s collaboration partner, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration or other revenues and earnings in the period of adjustment.

Cost-Sharing or R&D Funding Arrangements

Under certain collaborative arrangements, the Company has been reimbursed for a portion of its research and development expenses, including costs of drug supplies. When these R&D services are performed under a reimbursement or cost sharing model with a collaboration partner, the Company records these reimbursements as a reduction of R&D expense in its consolidated statements of operations.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of personnel costs for the Company’s research and development employees, costs incurred to third-party service providers for the conduct of research, preclinical and clinical studies, laboratory supplies and equipment maintenance costs, consulting and other related expenses. Also included are payments under collaborative arrangements, including up-front and milestone payments, license and option fees and expense reimbursements to the collaboration partners, as well as non-personnel costs such as professional fees payable to third parties for preclinical and clinical studies and research services, laboratory supplies and equipment maintenance, product licenses, and other consulting costs.

The Company estimates research, preclinical and clinical service organizations, based on services performed, pursuant to contracts with third-party research and development organizations that conduct and manage research, preclinical and clinical activities on its behalf. Most of the Company’s clinical studies are performed by third-party contract research organizations (CROs), and as a result clinical study costs are a significant component of research and development expenses. The Company estimates these expenses based on discussions with internal management personnel and external service providers as to the progress or stage of completion of services and the contracted fees to be paid for such services. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company will adjust the accrual accordingly. Payments associated with licensing agreements to acquire licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternative future use are expensed as incurred. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

Leases and Rent Expense

The Company leases laboratory and office space in an office park in Hayward, California under a non-cancelable operating lease with terms that expire from 2025 to 2029, subject to options for the Company to extend the lease term. The Company also leases space in Brisbane, California under a non-cancelable operating lease that is expected to commence in 2021 and extend through 2031. Prior to January 1, 2020, the Company recognized related rent expense on a straight-line basis over the term of the lease. Incentives granted under the Company’s facilities lease, including allowances for leasehold improvements and rent holidays, were recognized as reductions to rental expense on a straight-line basis over the term of the lease. Deferred rent consisted of the difference between cash payments and the rent expense recognized.

Subsequent to the adoption of the new leasing standard on January 1, 2020, the Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases are included in operating lease right-of-use assets, other accrued liabilities, and operating lease liabilities, noncurrent in our consolidated balance sheet at December 31, 2020. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

The Company elected to not apply the recognition requirements of the new leasing standard to short-term leases with terms of 12 months or less which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For short-term leases, lease payments are recognized as operating expenses on a straight-line basis over the lease term.

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

Stock-based awards granted include stock options and restricted stock units (RSUs). Accounting standards require the recognition of compensation expense, using a fair value-based method, for costs related to all stock-based payments. The Company’s determination of the fair value of stock options with time-based vesting on the date of grant utilizes the Black-Scholes option-pricing model, and is impacted by the Company’s common stock price as well as other variables including, but not limited to, expected term that options will remain outstanding, expected common stock price volatility over the term of the option awards, risk-free interest rates and expected dividends. Compensation expense associated with restricted stock units is based on the fair value of common stock on the date of the grant.

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

On March 18, 2020, the Families First Coronavirus Response act (FFCR Act), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous tax-related provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. On June 29, 2020 California State Assembly Bill 85 (the Trailer Bill) was enacted which suspends the use of California net operating loss (NOL) deductions and limits the use of certain tax credits, including research and development tax credits, for the 2020, 2021, and 2022 tax years.

The FFCR Act, CARES Act and Trailer Bill did not have a material impact on the Company’s consolidated financial statements as of December 31, 2020; however, the Company continues to examine the impacts the FFCR Act, CARES Act and Trailer Bill may have on its business, results of operations, financial condition and liquidity.

Comprehensive Loss

Comprehensive loss includes net loss and net unrealized income and losses on available-for-sale securities, which are presented in a single continuous statement. Other comprehensive income (loss) is also disclosed in the consolidated balance sheets and statements of stockholders’ equity in accumulated other comprehensive income (loss), and is stated net of related tax effects, if any.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. The Company excludes the weighted-average shares subject to repurchase from its calculation of weighted average of common shares outstanding. For purposes of the diluted net loss per share calculation, outstanding common stock options are considered to be potentially dilutive securities. Because the Company reported a net loss for the years ended December 31, 2020, 2019 and 2018, and the inclusion of the potentially dilutive securities would be antidilutive, diluted net loss per share is the same as basic net loss per share for all periods.

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

In August 2018, the FASB issued ASU No.2018-13 (Topic 820), Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurement in Topic 820. The Company adopted this ASU as of January 1, 2020 with an immaterial impact on its financial statements.

In August 2018, the FASB issued ASU No.2018-15 (Subtopic 350-40), Intangibles – Goodwill and Other – Internal-Use Software. ASU 2018-15 requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to internal-use software. The Company adopted this ASU as of January 1, 2020 with an immaterial impact on its financial statements.

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

The Company adopted this standard on January 1, 2020 using the modified retrospective approach and elected the package of practical expedients permitted under transition guidance, which allowed the Company to carry forward its historical assessments of: 1) whether contracts are or contain leases, 2) lease classification and 3) initial direct costs. The Company did not elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to the current contract portfolio. The Company elected the post-transition practical expedient to not separate lease components from nonlease components for all existing lease classes. The Company also elected a policy of not recording leases on its consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to purchase the leased asset.

The adoption of this standard resulted in the recognition of a right-of-use (ROU) asset of $5.8 million and lease liabilities of $10.1 million, comprised of $1.2 million and $8.9 million of current and noncurrent liabilities, respectively. The adoption also resulted in the derecognition of the deferred rent balance of $4.3 million as of January 1, 2020. The adoption of the standard had no impact on the Company’s consolidated statements of operations and comprehensive loss or to its cash flows from or used in operating, financing, or investing activities on its consolidated statements of cash flows. No cumulative-effect adjustment within accumulated deficit was required to be recorded as a result of adopting this standard.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The ASU updates the guidance for measuring and recording of current expected credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The ASU also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The Company adopted this standard on January 1, 2020 using the modified retrospective approach. The Company adopted this ASU as of January 1, 2020 with an immaterial impact on its financial statements.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2020 and 2019. The following tables set forth the Company’s financial instruments (excluding restricted cash) that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$146,468	$146,468	$-	$-
U.S. treasury securities	301,112	-	301,112	-
U.S. government agency obligations	25,001	-	25,001	-
Corporate securities and commercial paper	262,505	-	262,505	-
Total assets measured at fair value	$735,086	$146,468	$588,618	$-

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$45,498	$45,498	$-	$-
U.S. treasury securities	74,854	-	74,854	-
Corporate securities and commercial paper	67,918	-	67,918	-
Total assets measured at fair value	$188,270	$45,498	$142,772	$-

Classified as (with contractual maturities):

	Year Ended December 31,
	2020	2019
Cash and cash equivalents	$173,415	$57,937
Short-term investments (due within one year)	555,231	130,333
Long-term investments (due between one and two years)	6,440	-
	$735,086	$188,270

The investments are classified as available-for-sale marketable securities. At December 31, 2020 and 2019, the balance in the Company’s accumulated other comprehensive loss comprised activity related to the Company’s available-for-sale marketable securities. There were immaterial realized gains recognized on the sale of available-for-sale marketable securities during the year ended December 31, 2020 and none during the years ended December 31, 2019 and 2018, respectively. As a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the periods then ended. The Company has a limited number of available-for-sale marketable securities in loss positions as of December 31, 2020, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The fair value and amortized cost of investments in marketable securities by major security type as of December 31, 2020 and 2019 are presented in the tables that follow (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2020:
Money market funds	$146,468	$-	$-	$146,468
U.S. treasury securities	301,075	38	(1)	301,112
U.S. government agency obligations	24,997	4	-	25,001
Corporate securities and commercial paper	262,502	15	(12)	262,505
Total	$735,042	$57	$(13)	$735,086

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2019:
Money market funds	$45,498	$-	$-	$45,498
U.S. treasury securities	74,801	12	(1)	74,812
Corporate securities and commercial paper	67,907	55	(2)	67,960
Total	$188,206	$67	$(3)	$188,270

Note 4. Consolidated Balance Sheet Components

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2020	2019
Scientific equipment	$9,902	$8,168
Furniture and equipment	1,521	1,165
Capitalized software	225	146
Leasehold improvements	11,111	10,834
Construction in progress	2,336	238
Total	25,095	20,551
Less: Accumulated depreciation and amortization	(14,288)	(11,221)
Property and equipment, net	$10,807	$9,330

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2019
Accrued personnel expenses	8,632	$4,571
Professional fees	295	183
Other	616	196
Total other accrued liabilities	$9,543	$4,950

Note 5: Equity Investment in PACT Pharma

The Company owns approximately 3.6 million shares of common stock, 1.0 million shares of Series A preferred stock, and warrants to purchase additional stock of PACT Pharma, Inc. (PACT Pharma), a privately funded, early-stage biopharmaceutical company focused on adoptive cell therapy. This interest in PACT Pharma is accounted for as an equity method investment, and as a result the Company records its share of PACT Pharma’s operating results in interest and other income, net, in its condensed consolidated statements of operations and comprehensive income (loss). The investment balance was zero at December 31, 2020 and December 31, 2019. Since the Company has no obligation to provide cash financing to PACT Pharma, the Company is not required to record losses beyond the carrying amount of the investment.

In January and June 2020, PACT Pharma issued shares in its Series C and Series C-1 preferred stock financings. The Company did not participate in these financings. The decrease in the Company’s equity ownership percentage and an increase in PACT Pharma’s estimated fair value per share resulted in gains on dilution totaling $2.0 million during the year ended December 31, 2020. After applying $1.4 million in losses accumulated in prior periods when the equity investment balance was zero, the Company recorded a gain of $0.6 million for the year ended December 31, 2020. There were no gains recorded by the Company for the year ended December 31, 2019.

The Company’s share of PACT Pharma’s losses for the year ended December 31, 2020 exceeded gains for the same period. The Company recorded $0.6 million and $1.2 million for its share of PACT Pharma’s operating losses for the years ended December 31, 2020 and 2019, respectively. The unrecognized equity method losses in excess of the Company’s investment was $1.3 million as of December 31, 2020.

For the years ended December 31, 2020 and 2019, the Company determined the fair value of the warrants to be insignificant to the consolidated financial statements.

Note 6. Leases

The Company leases its corporate headquarters, which includes approximately 136,293 square feet of executive offices and research and development and business operations, in an office park in Hayward, California under a non-cancelable operating lease with terms that expire from 2025 to 2029, subject to options by the Company to extend the lease term. The Company also leases space in Brisbane, California under a non-cancelable operating lease that is expected to commence in 2021 and extend through 2031.

In June 2020, the Company entered into a lease amendment for 36,303 square feet of additional space in Hayward, California, that is expected to commence during 2021 for an eight-year term with undiscounted minimum lease payments totaling approximately $10.1 million. The new lease is subject to an option to extend the lease term for eight years. The lease amendment includes an allowance of approximately $1.0 million for tenant improvements. The space was delivered to the Company in August 2020, as a result the Company has recognized a right-of-use asset and a lease liability for the building on its balance sheet at December 31, 2020.

In December 2020, the Company entered into a lease agreement for 109,237 square feet of space in Brisbane, California, that is expected to commence in the second half of 2021 for a term of approximately ten years with undiscounted minimum lease payments totaling approximately $90.3 million. The lease is subject to two options to extend the lease term for a period of eight years each. The lease agreement includes an allowance of approximately $12.6 million for tenant improvements with an option to increase the allowance by $5.5 million. The space was under construction at December 31, 2020 and has not been delivered to the Company.

At December 31, 2020 the Company’s lease portfolio had a weighted average remaining term of 6.2 years. The leases require monthly lease payments that are subject to annual increases throughout the lease term. The optional period has not been considered in the determination of the right-of-use assets or lease liabilities associated with this lease as the Company did not consider it reasonably certain it would exercise the option.

The Company cannot determine the implicit rate in its leases, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used an incremental borrowing rate of 10% as of the date of adoption for leases that commenced prior to January 1, 2020. The weighted average discount rate for the Company’s lease portfolio at December 31, 2020 was 7.3%.

For the year ended December 31, 2020, the Company incurred $2.7 million of lease costs included in operating expenses in the consolidated statements of income and comprehensive income in relation to its operating lease, a portion of which was variable rent expense and not included within the measurement of the Company’s operating ROU assets and lease liabilities. The variable rent expense consists primarily of the Company’s proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components. Short-term lease costs were $0.2 million for the year ended December 31, 2020. At December 31, 2020, the Company’s operating lease right-of-use asset totaled $12.8 million, and the operating lease liability totaled $18.1 million. The short-term portion of the operating lease liability was $2.9 million and is contained within other current liabilities on the balance sheet, with the remaining $15.2 million liability reported on the balance sheet as operating lease liability, noncurrent.

Rent expense was $1.6 million for each of the years ended December 31, 2019 and 2018.

As of December 31, 2020, the Company’s future minimum lease payments were as follows (in thousands):

	Year Ended December 31,
	2020 (1)	2019 (2)
2020	-	2,105
2021	4,041	2,195
2022	3,409	2,265
2023	3,522	2,339
2024	3,640	2,415
2025	3,340	2,072
Thereafter	4,311	-
Total undiscounted future minimum lease payments	22,263	13,391
Less: Imputed interest	(4,153)	N/A
Total operating lease liabilities	18,110	N/A
Less: Current portion of operating lease liabilities (included in other current liabilities)	(2,867)	N/A
Operating lease liabilities, noncurrent	15,243	N/A

(1) Presented in accordance with ASC 842.

(2) Presented in accordance with ASC 840. N/A items not required under ASC 840.

Total undiscounted future minimum lease payments do not include approximately $90.3 million related to the Company’s Brisbane lease that has not yet commenced. This lease is expected to commence during 2021 with a lease term of approximately 10 years. Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $0.1 million under a noncancelable sublease.

The Company has provided deposits for letters of credit totaling $0.2 million to secure its obligations under its lease, which have been classified as long-term assets on the Company’s consolidated balance sheet as of December 31, 2020.

Note 7. License and Collaboration Agreements

The following table summarizes the revenues received as a result of the Company’s collaboration agreements with Gilead Sciences, Inc. (Gilead) and Taiho Pharmaceutical Co., Ltd. (Taiho):

	Year Ended December 31,
	2020	2019	2018
License revenue	$55,096	$8,000	$3,000
Collaboration revenue	22,421	7,000	5,353
Collaboration and license revenue	$77,517	$15,000	$8,353

The following table summarizes details of revenues by collaboration and by category of revenue:

			Year Ended December 31,
Revenues recognized:	Over time	Point in time	2020	2019	2018
Gilead license to zimberelimab		*	$55,096	$-	$-
Gilead access rights related to the Company's research and development pipeline	*		15,421	-	-
Taiho license to zimberelimab		*	-	8,000	-
Taiho license to etrumadenant		*	-	-	3,000
Taiho collaboration agreement	*		7,000	7,000	5,353
Total collaboration and license revenue			$77,517	$15,000	$8,353

The Company recognized the following revenue as a result of changes in the deferred revenue balance during the period below (in thousands):

	Year Ended December 31,
Revenue recognized in the period from:	2020	2019	2018
Amounts included in deferred revenue at the beginning of the period	$7,000	$7,000	$5,353
Performance obligations satisfied in previous period	-	-	-

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

At the transaction closing date, these payments were allocated to the performance obligations identified as follows:

Amount
Allocation of transaction price
Upfront cash consideration	$175,000
Payment for access rights related to the Company's research and development pipeline	100,000
Premium from Stock Purchase Agreement	90,600
Total transaction price allocated to revenue	$365,600

Allocation to performance obligations
Zimberelimab license	$55,096
Etrumadenant option	126,960
Domvanalimab option	36,728
Access rights related to the Company's research and development pipeline	137,113
Development and commercialization services for zimberelimab	9,703
Total	$365,600

Gilead Sciences, Inc.

On May 27, 2020, the Company entered into an Option, License and Collaboration Agreement (Gilead Collaboration Agreement), Common Stock Purchase Agreement (the Stock Purchase Agreement), and Investor Rights Agreement, (collectively, the Gilead Agreements), each with Gilead Sciences, Inc. (Gilead). The transaction closed on July 13, 2020 following expiration of the antitrust waiting period. Upon closing, Gilead made an upfront payment of $175 million pursuant to the Gilead Collaboration Agreement, and made an equity investment of approximately $200 million in the Company by purchasing 5,963,029 shares of Arcus common stock at a per share price of $33.54 pursuant to the Stock Purchase Agreement, and the Company appointed Gilead’s designee, Merdad Parsey, M.D., Ph.D. and Michael Quigley, Ph.D., to the Company’s Board of Directors pursuant to the Investor Rights Agreement.

Pursuant to the terms of the Gilead Collaboration Agreement, Gilead has an exclusive license to develop and commercialize zimberelimab in certain markets and obtained exclusive options to acquire an exclusive license to develop and commercialize all of the Company’s current and future clinical programs during the 10-year collaboration term, contingent upon Gilead’s access rights payments of up to $400 million and, for those programs that enter clinical development prior to the end of the collaboration term, for up to an additional three years thereafter. Gilead may exercise its option, on a program-by-program basis, upon payment of an option fee that ranges from $200 million to $275 million per program for the Company’s clinical programs in existence at the date of the agreement, and $150 million per program for all other programs that enter clinical development thereafter should Gilead elect to exercise its options.

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

The Company’s assessment of the transaction price included an analysis of amounts it expected to receive, which at contract inception consisted of the upfront cash payment of $175.0 million due upon contract closing in July 2020, the $100.0 million payment related to the research and development access rights due in 2022, and the $90.6 million premium resulting from Gilead’s purchase of common stock. All payments to date have been made by Gilead as they became due and payable so given this successful collection history, the Company considers the entire $365.6 million outlined above to be the initial transaction price.

The Company evaluated the Gilead Agreements under ASC 606 and determined that the performance obligations at the contract inception consisted of the following:

Zimberelimab license

Effective on closing, Gilead obtained an exclusive license to zimberelimab. The standalone selling price of this license was determined using a discounted cash flow method. The Company recognized the full revenues associated with this performance obligation on the date the transaction closed.

Etrumadenant option

Gilead has the right to exercise an option for exclusive rights to etrumadenant, the Company’s adenosine receptor program, in exchange for an option payment of $250.0 million, that expires after a proscribed period following the Company’s achievement of certain development milestones. The Company calculated the standalone selling price of this program using a discounted cash flow method and concluded that it exceeded the price of the option, creating a material right and a distinct performance obligation. If the option is exercised, the performance obligations associated with the option will be identified and will determine the accounting for the option’s transaction price. If the option is allowed to lapse after development milestones trigger the start of the opt-in period, the Company will recognize any deferred revenue allocated to the option at the time of the lapse.

At December 31, 2020, the Company had $127.0 million of deferred revenue on its consolidated balance sheets related to this performance obligation. The Company has evaluated the program’s status as of the balance sheet date and believes that some or all of the revenue associated with the opt-in will be recognized within the minimum four-year term of the Gilead Collaboration Agreement.

Domvanalimab option

Gilead has the right to exercise an option for exclusive rights to domvanalimab, the Company’s anti-TIGIT monoclonal antibody, in exchange for an option payment of $275.0 million, that expires after a proscribed period following the Company’s achievement of certain development milestones. The Company calculated the standalone selling price of this program using a discounted cash flow method and concluded that it exceeded the price of the option, creating a material right and a distinct performance obligation. If the option is exercised, the performance obligations associated with the option will be identified and will determine the accounting for the option’s transaction price. If the option is allowed to lapse after development milestones trigger the start of the opt-in period, the Company will recognize any deferred revenue allocated to the option at the time of the lapse.

At December 31, 2020, the Company had $36.7 million of deferred revenue on its consolidated balance sheets related to this performance obligation. The Company has evaluated the program’s status and believes that revenue associated with the opt-in will be recognized within one year.

Access rights related to the Company’s research and development pipeline

Gilead receives exclusive access to the Company’s current programs as well as the future programs for a period of ten years, contingent upon Gilead’s payment of $400 million, with the first payment of $100.0 million in 2022, and an additional $100 million payment due at Gilead’s option on each of the fourth, sixth, and eighth anniversaries of the agreement. The standalone selling price of this ongoing research and development pipeline access was determined using an expected cost-plus margin approach. The Company evaluated its rights and obligations in the Gilead Collaboration Agreement and determined that Gilead is contractually obligated to make the $100.0 million payment due in 2022 resulting in a minimum term of four years for this performance obligation. As a result, the amount was included in the transaction price. The Company uses a time-elapsed input method to measure progress toward satisfying this obligation, which is the method the Company believes most faithfully depicts the Company’s performance in transferring the promised services during the time period in which Gilead has access to the Company’s research and development pipeline. Accordingly, the revenue allocated to the performance obligation is being recognized using this input method over the minimum four-year period. The Company further determined that Gilead is not obligated to pay the remaining $300.0 million due over the remainder of the term. Failure to pay the non-obligatory payments will result in Gilead’s loss of certain rights to access and obtain licenses to the programs arising from the Company’s research and development pipeline.

At December 31, 2020 the Company had $121.7 million of deferred revenue on its consolidated balance sheets related to this performance obligation, classified between current and noncurrent based on the amortization of the revenue.

Development and commercialization services for zimberelimab

In conjunction with the license, the Company determined there existed a separate obligation to perform further development and commercialization services for Gilead. The standalone selling price of this obligation was determined using an expected cost-plus margin approach. This obligation includes a 50/50 share of the costs associated with all future development and commercialization of zimberelimab. The portion of the transaction price allocated to this performance obligation has been allocated in accordance with the total costs forecast for the development and commercialization of zimberelimab. The Company will recognize the amounts allocated to these services as the performance obligation is satisfied. Any additional payments received from or payments made to Gilead for the 50/50 cost share will be recognized as a reduction or an increase to R&D expense, respectively.

Gilead was also granted option rights to programs not yet in development. These programs were not determined to be performance obligations at contract inception, as there are no identified programs, revenues, or costs to compare against the option price.

At December 31, 2020 the Company had $9.7 million of contract liabilities on its consolidated balance sheets related to this performance obligation. The Company has evaluated the program’s status and believes that revenue associated with these services will be recognized over the full term of the contract, beginning in 2021.

Prepaid expenses and contract liabilities

The Company incurred $7.3 million in expenses to obtain the contract, which consisted of consultant and legal fees that were directly connected to the successful completion of the Gilead Agreements. The Company determined that $1.9 million of these expenses were related to the Stock Purchase Agreement and recorded them as offering costs. The Company allocated the remaining expenses between the various performance obligations, to be recognized when the underlying revenue is recognized. The portion allocated to the delivery of zimberelimab was recognized immediately, and the portion allocated to the remaining performance obligations will be recognized with timing consistent with the associated performance obligation. During the year ended December 31, 2020, the Company recognized $0.2 million in expense from the amortization of these assets. As of December 31, 2020, the Company had $4.2 million in prepaid expenses from costs to obtain the Gilead Agreements, of which $1.0 million was recorded in prepaid expenses and other current assets and $3.2 million was recorded in other long-term assets. The Company also recognized $9.7 million in contract liabilities for future development and commercialization services which Gilead prepaid, recorded in other non-current liabilities on the consolidated balance sheets.

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

The Company also concluded that, at the inception of the agreement, Taiho’s exclusive options are not considered material rights as the options do not contain a significant and incremental discount. The Company therefore excludes the exclusive options from the initial transaction price and accounts for them as separate contracts. In 2018, Taiho exercised its option to the Company’s adenosine receptor antagonist program, including etrumadenant, for a fee of $3.0 million, which was recognized by the Company as revenue during the year ended December 31, 2018 under Topic 605. The adoption of Topic 606 in 2019 had no effect on the revenue recognized for this fee. In 2019, Taiho exercised its option to the Company’s anti-PD-1 antibody program, including zimberelimab for a fee of $8.0 million. The Company identified one performance obligation comprised of the delivery of the license, which was completed in 2019. The transaction price was determined to be the payment of $8.0 million, which was recognized by the Company as licensing revenue during the year ended December 31, 2019 under Topic 606. Upon the option exercises, Taiho gained sole responsibility for the development and commercialization of the licensed products from within the programs in the Taiho Territory.

The Company also determined that the clinical and regulatory milestone payments under the Taiho Agreement are variable consideration under Topic 606 which need to be added to the transaction price when it is probable that a significant revenue reversal will not occur. Based on the nature of the clinical and regulatory milestones, such as the regulatory approvals which are not within the Company’s control, the Company will not consider achievement of such milestones to be probable until the uncertainty associated with the milestones has been resolved. When it is probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price, which will then be allocated to each performance obligation, on a relative standalone selling price basis, for which the Company recognizes revenue. As of December 31, 2020, no clinical or regulatory milestones had been achieved under the Taiho Agreement.

The Company also considers the contingent payments due from Taiho upon the achievement of specified sales volumes to be similar to royalty payments. The Company considers the license to be the predominant item to which the royalties relate. The Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of December 31, 2020, no sales milestone or royalty revenue has been recognized.

The Taiho Agreement shall remain in effect until expiry of all Royalty Terms for the licensed products, in each case subject to certain exceptions.

During the years ended December 31, 2020 and 2019, the Company recognized a total of $7.0 million and $15.0 million of revenue, respectively, under the Taiho Agreement in accordance with Topic 606. During the year ended December 31, 2018, the Company recognized a total of $8.3 million in revenue in accordance with Topic 605. Revenues for each of these years consisted of revenue recognized for the option exercised and the non-refundable upfront research and development fees. As of December 31, 2020, the Company recorded deferred revenue, current and deferred revenue, noncurrent of $7.0 million and $5.0 million, respectively, in its consolidated balance sheet. As of December 31, 2019, the Company recorded deferred revenue, current and deferred revenue, noncurrent of $7.0 million and $12.0 million, respectively, in its consolidated balance sheet.

WuXi Biologics License Agreements

The Company entered into a license agreement (the WuXi PD-1 Agreement) with WuXi Biologics in August 2017, as subsequently amended in June 2019, in which it obtained an exclusive license to develop, use, manufacture, and commercialize products including an anti-PD-1 antibody worldwide except for Greater China and Thailand.

During the years ended December 31, 2020 and 2019, the Company made milestone payments of $5.0 million and $7.5 million, respectively, and incurred sub-license fees of $10.1 million and $1.2 million, respectively, under the WuXi PD-1 Agreement. These milestone payments and sub-license fees were recorded as research and development expense, as the products had not reached technological feasibility and did not have alternative future use. During the year ended December 31, 2018, the Company incurred zero expense for milestone payments and incurred zero expense for sub-license fees. The WuXi PD-1 Agreement also provides for clinical and regulatory milestone payments, commercialization milestone payments of up to $375.0 million and tiered royalty payments to be made to WuXi Biologics that range from the high single-digits to low teens of net sales by the Company of licensed products.

In December 2020, the Company entered into a separate license agreement (the WuXi CD-39 Agreement) with WuXi to develop anti-CD39 antibodies. Under the agreement, the Company was granted exclusive worldwide rights to anti-CD39 antibodies discovered under the collaboration and will be responsible for the further development and commercialization of those antibodies. Upon signing the agreement, the Company incurred and paid a $0.5 million upfront payment which was recorded in R&D expense, as the products are still in research stage. The WuXi CD-39 Agreement provides for clinical and regulatory milestone payments totaling $16.5 million, and royalty payments in the low single digits of net sales by the Company of licensed products.

Abmuno License Agreement

In December 2016, the Company entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) in which it obtained a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody. During the years ended December 31, 2020 and 2018, the Company made milestone payments of $3.0 million and $2.8 million, respectively. No expense was incurred during the year ended December 31, 2019. Milestone payments were recorded as research and development expense, as the products have not reached technological feasibility and do not have alternative future use. The Abmuno Agreement also provides for additional clinical, regulatory and commercialization milestone remaining payments of up to $98.0 million as of December 31, 2020.

Genentech Collaboration Agreement

In December 2019, the Company and Genentech, through F. Hoffmann-La Roche Ltd (collectively, Genentech) entered into a Master Clinical Collaboration Agreement (the Genentech Agreement) pursuant to which the parties may conduct combination clinical studies involving Genentech’s monoclonal antibody, atezolizumab and the Company’s investigational products. Pursuant to the Genentech Agreement, the parties entered into Trial Supplements for the evaluation of etrumadenant and atezolizumab utilizing the MORPHEUS platform in two separate study indications: second and third line metastatic colorectal cancer and first line metastatic pancreatic cancer.

The Company and Genentech will each supply their respective investigational products for use in the collaboration studies and will share a portion of the development costs under specific terms as set forth in the agreement. For the years ended December 31, 2020 and 2019, the Company incurred $0.5 million and no expense, respectively, under the collaboration.

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

Under the terms of the Co-Development and Collaboration Agreement, the parties will share a portion of development costs for the clinical collaboration under specified terms. Strata is eligible to receive $2.5 million upon the achievement of a development milestone, as well as regulatory and commercial milestones of up to $125.0 million and up to double-digit royalties on U.S. net sales of zimberelimab in the biomarker-identified indication. For the years ended December 31, 2020 and 2019, the Company made milestone payments to Strata of zero and $2.5 million, respectively, which was recorded as a research and development expense. For the year ended December 31, 2020, the Company incurred expenses of $1.7 million, of which $0.3 million had been reimbursed by Strata as development cost sharing. For the year ended December 31, 2019, the Company incurred expenses of $1.0 million, of which $0.2 million had been reimbursed by Strata as development cost sharing. Net expenses related to this co-development agreement were recorded within research and development expenses. As further consideration in connection with the Co-Development and Collaboration Agreement, the Company issued to Strata 1,257,651 restricted shares of its common stock with an initial measured fair value of $15.0 million, which are subject to vesting based upon the achievement of specified regulatory milestones within certain timelines. Expense relating to the restricted shares subject to these milestones is recognized if it is considered probable that the associated shares will vest. The probability of achievement is assessed at the end of each quarterly period. As of December 31, 2020, the Company determined that none of the restricted shares were probable of vesting and, as a result, no compensation expense related to the restricted shares has been recognized to date.

AstraZeneca Agreement

On October 29, 2020 the Company announced a collaboration with AstraZeneca to evaluate domvanalimab, the Company’s investigational anti-TIGIT antibody, in combination with AstraZeneca’s Imfinzi (durvalumab) in a registrational Phase 3 clinical trial in patients with unresectable Stage III non-small cell lung cancer (NSCLC). Under the terms of the agreement, each company will retain existing rights to their respective molecules and any future commercial economics. AstraZeneca will conduct the trial, and each company will supply its respective anti-cancer agent to support the trial. Under the terms of the agreement and subject to the parties’ approval of a final budget for the clinical trial, the Company may be obligated to reimburse AstraZeneca for a portion of the costs incurred.

Consistent with the terms of the recently completed Arcus-Gilead partnership, Gilead maintains an option to co-develop and co-commercialize domvanalimab. If Gilead exercises its option to domvanalimab, the trial from this AstraZeneca collaboration is expected to form part of the Arcus and Gilead joint development program and Arcus’s portion of the trial costs would be shared with Gilead.

Note 8: Convertible Preferred Stock and Stockholders’ Equity (Deficit)

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

In July 2020, the Company closed the Gilead Collaboration Agreement, Common Stock Purchase Agreement, and the Investor Rights Agreement, each signed with Gilead in May 2020. The transaction closed on July 13, 2020 following expiration of the antitrust waiting period. Upon closing, Gilead made an equity investment of approximately $200 million in the Company by purchasing 5,963,029 shares of Arcus common stock at a per share price of $33.54 pursuant to the Stock Purchase Agreement. Of the $200 million equity investment, approximately $90.6 million was determined to be a premium on the purchase of common stock and allocated to the performance obligations created by the Gilead Collaboration Agreement. See Note 7 and Note 13 for further discussion of the agreements with Gilead. Net proceeds from Gilead’s equity investment were approximately $107.5 million after allocating the premium and deducting direct offering expenses of $1.9 million.

As of December 31, 2020 and 2019, the Company had no outstanding convertible preferred stock.

Note 9: Stock Plans and Stock-Based Compensation

Stock Plans

The Company grants awards to employees and nonemployees under a series of equity incentive plans, (collectively, the Stock Plans).

In May 2015, the Company adopted the 2015 Stock Plan, which was amended and restated in November 2015 (as amended from time to time, the 2015 Plan).

The terms of the 2015 Plan permitted option holders to exercise stock options before they vest, subject to certain limitations. Such unvested shares are subject to repurchase by the Company at the original exercise price in the event the option holder’s service to the Company is terminated either voluntarily or involuntarily. As a result of early exercises under the 2015 Plan, approximately 165,133 and 455,158 shares had not vested and were subject to repurchase as of December 31, 2020 and 2019, respectively. The Company treats cash received from the exercise of unvested options as a refundable deposit and classifies such amounts as a liability in its consolidated balance sheets. As of December 31, 2020 and 2019, the Company included cash received for the early exercise of unvested options of $0.7 million and $1.7 million, respectively, allocated to other current and long-term liabilities based on the timing of their expected vesting. Amounts included in liabilities are transferred into common stock and additional paid-in capital as the shares vest, which is generally over a period of 48 months.

In March 2018, the Company adopted the 2018 Equity Incentive Plan (2018 Plan), which replaced the 2015 Plan upon completion of the IPO. 3,570,000 shares were reserved under the 2018 Plan plus 709,558 shares remaining available for issuance under the Company’s 2015 Plan and outstanding awards under its 2015 Plan that subsequently expire, lapse unexercised or are forfeited to or repurchased by the Company. In addition, the number of shares reserved for issuance under our 2018 Plan will automatically increase on January 1 of each year beginning January 1, 2019 by a number equal to the smallest of (i) 3,570,000 shares, (ii) 4% of the shares of common stock outstanding on the last business day of the prior fiscal year or (iii) the number of shares determined by our board of directors. As of December 31, 2020, there were 1,106,209 shares available for grant under the 2018 plan.

In accordance with the provisions of the 2018 Plan, the number of shares available for issuance under the Plan automatically increased by 2,604,587 shares on January 1, 2021.

In January 2020, the Company’s Board of Directors adopted the 2020 Inducement Plan (2020 Plan), pursuant to which it reserved and authorized 3,000,000 shares of the Company’s common stock in order to award non-statutory stock options and other equity-based awards as a material inducement to eligible individuals to enter into employment with the Company. In November 2020, the Company’s Board of Directors authorized an increase of 1,000,000 shares reserved for issuance under the 2020 Plan. As of December 31, 2020 there were 784,975 shares available for grant under the 2020 Plan.

The following table, which includes options granted under the Company’s Stock Plans, summarizes option activity:

	Shares Subject to Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	4,738,004	$9.00
Options granted	5,784,550	$17.36
Options exercised	(392,523)	$8.54
Options forfeited or canceled	(237,334)	$10.38
Outstanding at December 31, 2020	9,892,697	$13.88	8.81	$122,232
Options vested and expected to vest as of December 31, 2020	9,892,697	$13.88	8.81	$122,232
Options exercisable as of December 31, 2020	2,793,050	$10.28	8.12	$44,012

During the years ended December 31, 2020, 2019 and 2018, the intrinsic value of shares exercised was $6.8 million, $0.2 million and $0.6 million, respectively, and the fair value of shares vested during the same period was $16.8 million, $7.8 million and $3.0 million, respectively.

Restricted Stock Units and Restricted Stock Awards

In 2015, in conjunction with the incorporation of the Company, the Company issued a total of 2,777,776 shares of common stock at $0.0004 per share to its two founders, the Chief Executive Officer and the President, under restricted stock agreements. At the date of grant, the shares had an estimated fair value of $0.0004 per share. Under the terms of the restricted stock agreements, shares vested monthly over four years. There were no shares granted under restricted stock agreements during the years ended December 31, 2020, 2019, and 2018. The total grant date fair value of shares vested during the same periods was immaterial. All shares were vested as of December 31, 2020.

The Company granted restricted stock units (RSUs) to its employees and directors under the 2018 Plan. The shares subject to the RSUs vest annually or quarterly over four years for employees and annually for directors.

	Total Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	-	$-
RSUs granted	758,950	27.77
RSUs vested	(6,250)	17.00
RSUs forfeited or canceled	(14,050)	29.05
Nonvested at December 31, 2020	738,650	$27.84

During the year ended December 31, 2020, the total grant date fair value of shares granted under RSUs was $21.1 million. The total grant date fair value of shares vested during the same period was $0.1 million. There were no RSUs granted or vested during the years ended December 31, 2019 or 2018.

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

As of December 31, 2020, there were 1,190,422 shares available for purchase under the 2018 ESPP. In accordance with the provisions of the 2018 ESPP, the number of shares available for purchase under the Plan automatically increased by 651,146 shares on January 1, 2021.

Non-employee stock-based compensation

As of December 31, 2020, 2019 and 2018, 31,986, 372,774 and 14,918 respectively, of vested stock options and 21,165, 308,596, and 31,388, respectively, of unvested stock options were held by non-employees. The amount of stock-based compensation expense related to non-employees recognized in the consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 was $0.7 million, $0.9 million and $0.3 million, respectively.

Stock-based compensation expense

The following table summarizes employee and non-employee stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018, and also the allocation within the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$11,195	$4,152	$2,255
General and administrative	10,630	4,829	1,619
Total stock-based compensation	$21,825	$8,981	$3,874

As of December 31, 2020, unrecognized employee and nonemployee compensation costs related to non-vested stock option awards and RSUs totaled $88.9 million, and is expected to be recognized over a weighted average period of 2.9 years.

Valuation Assumptions

Prior to the Company’s IPO, the fair value of the shares of common stock underlying stock-based awards was determined by the board of directors, with input from management. Because there was no public market for the Company’s common stock, the board of directors determined the fair value of the common stock on the grant-date of the stock-based award by considering a number of objective and subjective factors, including enterprise valuations of the Company’s common stock performed by an unrelated third-party specialist, valuations of comparable companies, sales of the Company’s convertible preferred stock to unrelated third parties, operating and financial performance, the lack of liquidity of the Company’s capital stock, and general and industry-specific economic outlook. The board of directors intended all options granted to be exercisable at a price per share not less than the estimated per share fair value of common stock underlying those options on the date of grant.

Following the Company’s IPO, the market traded price of the shares of common stock underlying the stock-based awards is the fair value of our stock as reported on the New York Stock Exchange on the grant date.

Company estimates the fair value of options and ESPP shares utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine. The following assumptions were used to calculate the fair value of stock-based compensation for the years ended December 31, 2020, 2019, and 2018:

	Stock Options
	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.4% - 0.5%	1.6% - 2.3%	1.2% - 3.1%
Expected term (in years)	6.02	6.02	5.16-9.95
Volatility	76.5% - 78.5%	71.8% - 74.6%	58.7%-75.5%
Dividend yield	0%	0%	0%

	ESPP
	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.1% - 0.2%	1.6% - 2.3%	2.1% - 2.6%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Volatility	66.6% - 136.0%	64.8% - 77.1%	54.3% - 65.5%
Dividend yield	0%	0%	0%

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

Risk-Free Interest Rate — The risk-free rate assumption is based on the U.S. treasury yield in effect at the time of grant for instruments with maturities similar to the expected term of the Company’s stock options.

Expected Dividend — The Company has not issued any dividends in its history and does not expect to issue dividends over the life of the options and therefore has estimated the dividend yield to be zero.

Note 10. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(122,858)	$(84,710)	$(49,594)
Denominator:
Weighted-average common shares outstanding	56,354,059	45,385,489	36,357,336
Less: weighted-average common shares subject to repurchase	(1,566,941)	(1,559,498)	(1,739,099)
Weighted-average common shares used to compute basic and diluted net loss per share	54,787,118	43,825,991	34,618,237
Net loss per share, basic and diluted	$(2.24)	$(1.93)	$(1.43)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	At December 31,
	2020	2019	2018
Common stock options issued and outstanding	9,892,697	4,738,004	1,458,079
Unvested restricted stock issued as part of collaboration agreement	1,257,651	1,257,651	-
Unvested early exercised common stock options	165,133	455,158	927,123
Unvested restricted stock units	738,650	-	-
Employee Stock Purchase Plan shares	18,219	-	-
Unvested restricted common stock	-	-	289,352
Total	12,072,350	6,450,813	2,674,554

Note 11: Provision for Income Taxes

The provision for income taxes differs from the amount expected by applying the federal statutory rate to the loss before taxes as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.00%	21.00%	21.00%
Equity investment	4.15%	0.00%	0.00%
Research and development credits	3.10%	0.00%	0.00%
Change in valuation allowance	(27.35)%	(19.65)%	(19.46)%
Non-deductible expenses and other	(0.90)%	(1.35)%	(1.54)%
Total	0.00%	0.00%	0.00%

As of December 31, 2020 and 2019, the components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Federal and state net operating loss carryforwards	$54,526	$30,049
Research and development credits carryforwards	11,209	8,077
Depreciation	9,068	6,052
Deferred Revenue	2,407	3,277
Lease liability	3,831	-
Other	5,890	2,965
Total deferred tax assets	86,931	50,420
Deferred tax liabilities:
Right-of-use assets	(2,704)	-
Total deferred tax liabilities	(2,704)	-
Less valuation allowance	(84,227)	(50,420)
Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company considered factors such as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible, including amounts that may arise under the collaboration agreement with Gilead entered into in 2020. As a result of the Company's evaluation of these factors, including the uncertainty that exists with respect to the option fees and milestone payments, the Company does not believe that it is more likely than not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying consolidated balance sheets. The valuation allowance increased by approximately $33.8 million, $19.7 million and $12.2 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

At December 31, 2020, the Company has total net operating loss carryforwards (NOLs) of $253.3 million for federal income tax purposes, of which approximately $47.4 million begin to expire in 2035 and approximately $205.9 million that have no expiration date and federal research tax credits of approximately $9.9 million that begin to expire in 2035. The Company also has state NOLs of approximately $15.9 million that begin to expire in 2035, and state research tax credits of approximately $5.1 million that have no expiration date. Use of the NOLs and credit carryforwards may be subject to a substantial annual limitation due to the ownership change provisions of U.S. tax law, as defined in Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before use. The Company determined that an ownership change, as defined under IRC Section 382, occurred in the current and previous years. While the Company does not expect these ownership changes to result in the expiration of net operating loss and credit carryforwards prior to utilization, the Company is subject to an annual limitation on the use of its tax attributes. The limitation on the Company's use of net operating loss and credit carryforwards could reduce the Company's ability to use a portion of the tax attributes to offset future taxable income.

The Company has not been audited by the Internal Revenue Service, any state or foreign tax authority. The Company is subject to taxation in the United States and also beginning in 2017, in Australia. Because of the net operating loss and research credit carryforwards, all of the Company’s tax years, from 2015 to 2019, remain open to U.S. federal and California state tax examinations. In addition, the Company’s tax years from 2017 to 2019 are open to examination in Australia. There were no interest or penalties accrued at December 31, 2020, 2019 or 2018.

Uncertain Tax Positions

The Company follows the provisions of FASB Accounting Standards Codification (ASC 740-10), Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the consolidated financial statements. The Company’s reserve for unrecognized tax benefits is approximately $3.2 million, $2.2 million and $1.1 million at December 31, 2020, 2019 and 2018, respectively.

Due to the full valuation allowance at December 31, 2020 and 2019, current adjustments to the unrecognized tax benefit will have no impact on the Company’s effective income tax rate; any adjustments made after the valuation allowance is released will have an impact on the tax rate.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$2,165	$1,084	$622
Additions (decreases) for tax positions taken in a prior year	(258)	(7)	8
Additions for tax positions taken in current year	1,246	1,088	454
Ending balance	$3,153	$2,165	$1,084

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

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2020 and 2019.

Note 13. Related parties

Relationship and transactions with Gilead Sciences, Inc. (Gilead)

As of December 31, 2020, Gilead held approximately 13% of the Company’s outstanding common stock. These holdings resulted from Gilead’s investment in the Company of approximately $56.7 million, net of offering costs, by purchasing 2,200,000 shares of common stock at a per share price of $27.50 in the May 2020 Public Offering as well as Gilead’s acquisition of 5,963,029 shares under the Stock Purchase Agreement. Gilead has the right, at its option, to purchase up to a maximum of 35% of the Company’s then-outstanding voting common stock, from time to time over the next five years. Gilead also has the right under the Investor Rights Agreement to designate two individuals to be appointed to the Company’s board of directors. The Company appointed the first Gilead designee, Merdad Parsey, M.D., Ph.D. and Michael Quigley, Ph.D., to its board of directors pursuant to the Investor Rights Agreement. See Note 7 for further discussion of the agreements with Gilead.

At December 31, 2020, the Company had a $0.9 million cost sharing receivable recorded on the consolidated balance sheets under receivable from collaboration partners, to be invoiced the following quarter. The Company also had $185.4 million in deferred revenue at December 31, 2020, of which $117.8 million represented the long-term portion of deferred revenue allocated to performance obligations not expected to be completed within one year of the balance sheet date, which was recorded in deferred revenue, noncurrent on the consolidated balance sheets. The Company also recognized $9.7 million in contract liabilities for future development and commercialization services which Gilead prepaid, all of which was recorded in other long-term liabilities on the consolidated balance sheets.

For the year ended December 31, 2020, the Company recognized $70.5 million in revenue under the Gilead Collaboration Agreement. The Company also recognized a $3.4 million reduction in research and development expense related to its cost-sharing provisions of the agreement.

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

Note 14: Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for tax-deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company made no contributions to the plan for the years ended December 31, 2020, 2019 and 2018.

Note 15: Selected Unaudited Quarterly Financial Data

The following table summarizes the Company’s unaudited quarterly financial data for the last two years (in thousands, except share and per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Total revenues	$1,750	$1,750	$64,530	$9,487
Total operating expenses	$30,150	$47,125	$62,978	$61,499
Net income (loss)	$(27,753)	$(45,074)	$1,822	$(51,853)
Net income (loss) per share — basic	$(0.63)	$(0.93)	$0.03	$(0.82)
Net income (loss) per share — diluted	$(0.63)	$(0.93)	$0.03	$(0.82)
Weighted average number of shares, basic	44,282,607	48,556,843	62,599,193	63,527,932
Weighted average number of shares, diluted	44,282,607	48,556,843	65,145,707	63,527,932
2019
Total revenues	$1,750	$1,750	$1,750	$9,750
Total operating expenses	$20,523	$30,910	$24,999	$27,277
Net loss	$(17,670)	$(28,090)	$(22,352)	$(16,598)
Net loss per share — basic and diluted	$(0.41)	$(0.64)	$(0.51)	$(0.38)
Weighted average number of shares, basic and diluted	43,508,592	43,797,718	43,939,281	44,056,407

Note 16: Subsequent Event

In February 2021, Gilead increased its ownership in the Company by purchasing 5,650,000 additional shares of the Company’s common stock at a purchase price of $39.00 per share for total proceeds to the Company of $220.4 million. After the transaction, Gilead owned approximately $19.5% of the Company’s outstanding shares of common stock.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated − Framework (2013).

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

Based on our evaluation under the framework in Internal Control − Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and have issued a report on our internal control over financial reporting as of December 31, 2020. Their report on the audit of internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Accounting Firm

To the Stockholders and the Board of Directors of Arcus Biosciences, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Arcus Biosciences, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arcus Biosciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 24, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Redwood City, California

February 24, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2020 (our “Proxy Statement”) and is incorporated into this Annual Report on Form 10-K by reference, specifically:

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

Item 15. Exhibits and Financial Statement Schedules

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

See Exhibit Index following Item 16 below.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-38419	3.1	May 9, 2018

3.2	Amended and Restated Bylaws.	8-K	001-38419	3.1	May 26, 2020

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2	Investor Rights Agreement.	S-1	333-223086	4.1	February 16, 2018

4.3*	Description of Common Stock.

10.1A	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223086	10.1	February 16, 2018

10.2A	Arcus Biosciences, Inc. 2015 Stock Plan and forms of agreements thereunder.	S-1/A	333-223086	10.2	March 5, 2018

10.3A	Arcus Biosciences, Inc. 2018 Equity Incentive Plan (including form agreements for use before January 1, 2021).	S-1/A	333-223086	10.3	March 5, 2018

10.4A	Arcus Biosciences, Inc. 2018 Employee Stock Purchase Plan.	S-1/A	001-38419	10.4	March 5, 2018

10.5A	Amended and Restated Letter Agreement, dated February 14, 2018, between the Registrant and Terry Rosen, Ph.D.	S-1	333-223086	10.5	February 16, 2018

10.6A	Amended and Restated Letter Agreement, dated February 14, 2018, between the Registrant and Juan Carlos Jaen, Ph.D.	S-1	333-223086	10.6	February 16, 2018

10.8	Lease, dated September 30, 2015, between the Registrant and Hayward Point Eden I Limited Partnership, as amended on July 22, 2016 and October 12, 2017.	S-1	333-223086	10.8	February 16, 2018

10.9B	License Agreement, dated December 8, 2016, between the Registrant and Abmuno Therapeutics LLC.	S-1	333-223086	10.10	February 16, 2018

10.10B	License Agreement, dated August 16, 2017, between the Registrant and WuXi Biologics (Cayman) Inc.	S-1	333-223086	10.11	February 16, 2018

10.11B	Option and License Agreement, dated September 19, 2017, between the Registrant and Taiho Pharmaceutical Co., Ltd.	S-1	333-223086	10.12	February 16, 2018

10.12A	Arcus Biosciences, Inc. Management Cash Incentive Plan.	S-1	333-223086	10.13	February 16, 2018

10.13A	Form of Severance and Change in Control Agreement (for use before September 24, 2018).	S-1	333-223086	10.14	February 16, 2018

10.14B	Amendment No. 1 to Option and License Agreement, dated September 19, 2017, between Arcus Biosciences, Inc. and Taiho Pharmaceutical Co, Ltd.	10-Q	001-38419	10.1	November 8, 2018

10.15A	Form of Severance and Change in Control Agreement (for use from September 24, 2018)	10-Q	001-38419	10.2	November 8, 2018

10.16A	Separation and Consulting Agreement by and between the Company and Jennifer Jarrett dated January 3, 2019	10-K	001-38419	10.17	March 5, 2019

10.17 A	Offer Letter, dated March 16, 2019, between the Company and William Grossman	10-Q	001-38419	10.1	August 6, 2019

10.18C	Amendment No. 1 dated June 27, 2019 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-Q	001-38419	10.2	August 6, 2019

10.19A	Offer Letter, dated May 20, 2019, between the Company and Jason Barker	10-Q	001-38419	10.1	November 5, 2019

10.20A	Compensation Program for Non-Employee Directors (for use from March 21, 2019 until June 3, 2020).	10-K	001-38419	10.9	March 5, 2020

10.21A	Amendment to Separation and Consulting Agreement dated December 4, 2019 by and between the Company and Jennifer Jarrett.	10-K	001-38419	10.24	March 5, 2020

10.22*A	Arcus Biosciences, Inc. Amended and Restated 2020 Inducement Plan.

10.23A	Arcus Biosciences, Inc. Stock Option Grant Notice (2020 Inducement Plan).	10-K	001-38419	10.26	March 5, 2020

10.24A	Arcus Biosciences, Inc. Restricted Stock Unit Grant Notice (2020 Inducement Plan).	10-K	001-38419	10.27	March 5, 2020

10.25C	Amendment No. 2 dated March 2, 2020 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-K	001-38419	10.28	March 5, 2020

10.26A	Compensation Program for Non-Employee Directors (for use from June 4, 2020).	8-K	001-38419	10.1	June 5, 2020

10.27C	Common Stock Purchase Agreement dated May 27, 2020 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	8-K	001-38419	99.1	July 13, 2020

10.28C	Amended and Restated Common Stock Purchase Agreement dated January 31, 2021 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	SC 13D/A	005-90423	99.1	February 2, 2021

10.29C	Investor Rights Agreement dated May 27, 2020 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	8-K	001-38419	99.2	July 13, 2020

10.30C	Option, License and Collaboration Agreement dated May 27, 2020 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	10-Q	001-38419	10.1	August 6, 2020

10.31	Third Amendment dated June 26, 2020 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.	10-Q	001-38419	10.4	August 6, 2020

10.32A	Offer letter by and between Arcus Biosciences, Inc. and Robert C. Goeltz II dated June 30, 2020.	10-Q	001-38419	10.1	November 5, 2020

10.33A	Offer letter by and between Arcus Biosciences, Inc. and Jennifer Jarrett dated September 10, 2020.	10-Q	001-38419	10.2	November 5, 2020

10.34	Fourth Amendment dated October 16, 2020 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.	10-Q	001-38419	10.3	November 5, 2020

10.35*	Assignment Agreement dated November 10, 2020 by and among Arcus Biosciences, Inc., WuXi Biologics (Cayman) Inc. and WuXi Biologics Ireland Limited to the License Agreement dated August 16, 2017.

10.36*	Form of Stock Option Notice and Agreement (2018 Equity Incentive Plan) for use from January 1, 2021.

10.37*	Form of RSU Notice and Agreement (2018 Equity Incentive Plan) for use from January 1, 2021.

21.1*	List of subsidiaries of the registrant.

23.1*	Consent of independent registered public accounting firm

24.1*	Power of Attorney (included on signature page to this Annual Report)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

*	Filed herewith.
A	Indicates management contract or compensatory plan or arrangement.
B	The Company has been granted confidential treatment for certain portions of this exhibit. The omitted portions have been filed separately with the Securities and Exchange Commission.

C	This exhibit omits information subject to confidential treatment.
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

ARCUS BIOSCIENCES, INC.

Date: February 24, 2021	By:	/s/ Terry Rosen
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

Name	Title	Date

/s/ Terry Rosen	Chief Executive Officer and Director	February 24, 2021
Terry Rosen, Ph.D.	(Principal Executive Officer)

/s/ Juan Carlos Jaen	President and Director	February 24, 2021
Juan Carlos Jaen, Ph.D.

/s/ Robert C. Goeltz II	Chief Financial Officer	February 24, 2021
Robert C. Goeltz II	(Principal Financial and Accounting Officer)

/s/ Kathryn Falberg	Director	February 24, 2021
Kathryn Falberg

/s/ Jennifer Jarrett	Director	February 24, 2021
Jennifer Jarrett

/s/ Yasunori Kaneko	Director	February 24, 2021
Yasunori Kaneko, M.D.

/s/ Patrick Machado	Director	February 24, 2021
Patrick Machado, J.D.

/s/ Antoni Ribas	Director	February 24, 2021
Antoni Ribas, M.D., Ph.D.

/s/ David Lacey	Director	February 24, 2021
David Lacey, M.D.

/s/ Merdad Parsey	Director	February 24, 2021
Merdad Parsey, M.D., Ph.D.

/s/ Andrew Perlman	Director	February 24, 2021
Andrew Perlman, M.D., Ph.D.

/s/ Michael Quigley	Director	February 24, 2021
Michael Quigley, Ph.D.