Form 10-Q
period 2021-03-31
Arcus Biosciences, Inc.
filed 2021-05-05
CIK 1724521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 70,995,860 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020*
ASSETS
Current assets:
Cash and cash equivalents	$390,260	$173,415
Short-term investments	436,666	555,231
Receivable from collaboration partners ($4,924 and $943 from a related party)	5,235	1,049
Accrued interest receivable	1,029	649
Prepaid expenses and other current assets	8,680	5,471
Total current assets	841,870	735,815
Long-term investments	57,986	6,440
Property and equipment, net	14,849	10,807
Right-of-use assets	12,243	12,781
Restricted cash	1,988	203
Other long-term assets	6,183	6,246
Total assets	$935,119	$772,292
LIABILITIES
Current liabilities:
Accounts payable	$24,544	$15,682
Accrued research and development expenses	23,023	18,307
Other accrued liabilities	7,536	9,543
Deferred revenue, current ($67,571 and $67,571 to a related party)	74,571	74,571
Other current liabilities	2,381	3,566
Total current liabilities	132,055	121,669
Deferred revenue, noncurrent ($110,097 and $117,808 to a related party)	113,369	122,830
Operating lease liabilities, noncurrent	14,706	15,243
Other long-term liabilities ($9,703 and $9,703 to a related party)	10,199	10,246
Total liabilities	270,329	269,988
Commitments (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 70,965,513 and 65,114,685 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	7	6
Additional paid-in capital	1,065,562	830,438
Accumulated deficit	(400,777)	(328,184)
Accumulated other comprehensive (loss) income	(2)	44
Total stockholders’ equity	664,790	502,304
Total liabilities and stockholders’ equity	$935,119	$772,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	The Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited financial statements as of that date.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Collaboration revenue ($7,711 and $0 from a related party)	$9,461	$1,750
Total collaboration and license revenues	9,461	1,750
Operating expenses:
Research and development (($4,924) and $0 from a related party)	66,387	23,142
General and administrative	15,821	7,008
Total operating expenses	82,208	30,150
Loss from operations	(72,747)	(28,400)
Non-operating income (expense):
Interest and other income, net	154	647
Gain on deemed sale from equity method investee	-	482
Share of loss from equity method investee	-	(482)
Total non-operating income, net	154	647
Net loss	(72,593)	(27,753)
Other comprehensive income (loss)	(46)	224
Comprehensive loss	$(72,639)	$(27,529)
Net loss per share, basic and diluted	$(1.08)	$(0.63)
Weighted-average number of shares used to compute basic and diluted net loss per share	67,082,161	44,282,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share amounts)

	Common stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019 *	44,212,195	$4	$369,100	$(205,326)	$64	$163,842
Issuance of common stock upon exercise of stock options	59,939	-	643	-	-	643
Vesting of early exercised stock options	77,388	-	220	-	-	220
Stock-based compensation	-	-	3,462	-	-	3,462
Other comprehensive income	-	-	-	-	224	224
Net loss	-	-	-	(27,753)	-	(27,753)
Balance at March 31, 2020	44,349,522	$4	$373,425	$(233,079)	$288	$140,638

Balance at December 31, 2020 *	63,691,901	$6	$830,438	$(328,184)	$44	$502,304
Issuance of common stock and rights to purchase additional shares in accordance with Amended and Restated Gilead Purchase Agreement, net of $55 offering costs	5,650,000	1	220,295	-	-	220,296
Issuance of common stock upon exercise of stock options and vesting of restricted stock	200,828	-	1,885	-	-	1,885
Vesting of early exercised stock options	54,039	-	183	-	-	183
Stock-based compensation	-	-	12,761	-	-	12,761
Other comprehensive loss	-	-	-	-	(46)	(46)
Net loss	-	-	-	(72,593)	-	(72,593)
Balance at March 31, 2021	69,596,768	$7	$1,065,562	$(400,777)	$(2)	$664,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

*	The balances as of December 31, 2020 and 2019 have been derived from the audited financial statements as of that date.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flow from operating activities
Net loss	$(72,593)	$(27,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,761	3,462
Depreciation and amortization	800	842
Amortization of right-of-use assets	538	144
Amortization of premiums on investments	506	(248)
Changes in operating assets and liabilities:
Receivable from collaboration partners (($3,981) and $0 from a related party)	(4,186)	(212)
Prepaid expenses and other current assets	(4,568)	(3,704)
Other long-term assets	63	(91)
Accounts payable	7,722	(2,342)
Accrued research and development expenses	4,716	2,226
Other accrued liabilities	(2,007)	(1,578)
Deferred revenue (($7,711) and $0 to a related party)	(9,461)	(1,750)
Operating lease liabilities	(605)	(273)
Other long-term liabilities	(2)	-
Net cash used in operating activities	(66,316)	(31,277)
Cash flow from investing activities
Purchases of short-term and long-term investments	(192,398)	(8,885)
Proceeds from maturities of short-term and long-term investments	251,365	49,150
Sales of short-term and long-term investments	7,500	-
Purchases of property and equipment	(3,641)	(209)
Net cash provided by investing activities	62,826	40,056
Cash flow from financing activities
Proceeds from issuance of common stock to related party	220,235	-
Proceeds from issuance of common stock pursuant to equity award plans	1,885	643
Repurchase of unvested shares of stock	-	(33)
Net cash provided by financing activities	222,120	610
Net increase in cash and cash equivalents	218,630	9,389
Cash, cash equivalents and restricted cash at beginning of period	173,618	58,140
Cash, cash equivalents and restricted cash at end of period	$392,248	$67,529

Supplemental disclosures:
Cash paid for amounts included in measurement of lease liabilities	$927	$519
Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	$2,784	$76
Vesting of early exercised stock options	$183	$220

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization

Description of Business

Arcus Biosciences, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on creating best-in-class cancer therapies. The Company’s initial focus has been on well-characterized biological pathways with significant scientific data supporting their importance. Since its inception in 2015, the Company has built a robust and highly efficient drug discovery capability to create highly differentiated small molecules, which the Company is developing in combination with its in-licensed monoclonal antibodies through rationally designed, indication-specific clinical trial designs. The Company currently has five investigational products in clinical development: domvanalimab (formerly referred to as AB154), etrumadenant (formerly referred to as AB928), AB680, zimberelimab (formerly referred to as AB122), and AB308.

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash and investments of $884.9 million, which are cash, cash equivalents, and investments in marketable securities, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the date of filing of this report.

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

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future period. The balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021. There have been no significant changes to the Company’s significant accounting policies described in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Arcus Biosciences, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Reconciliation of Cash, Cash Equivalents, and Restricted Cash as Reported in Condensed Consolidated Statements of Cash Flows

Restricted cash at March 31, 2021 and 2020 represents cash balances held as security in connection with the Company’s facility lease agreements. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the total shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2021	2020
Cash and cash equivalents	$390,260	$67,326
Restricted cash	1,988	203
Cash, cash equivalents and restricted cash	392,248	$67,529

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

Leases and Rent Expense

The Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities, noncurrent in our condensed consolidated balance sheets at March 31, 2021 and December 31, 2020. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

The Company elected to not apply the recognition requirements of the new leasing standard to short-term leases with terms of 12 months or less which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For short-term leases, lease payments are recognized as operating expenses on a straight-line basis over the lease term.

Note 3. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy as of March 31, 2021 and December 31, 2020. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2021
	Total	Level 1 (Quoted Prices in Active Markets For Identical Assets)	Level 2 (Significant Other Observable Remaining Inputs)	Level 3 (Significant Other Unobservable Remaining Inputs)
Money market funds	$362,762	$362,762	$-	$-
U.S. treasury securities	206,460	-	206,460	-
U.S. government agency securities	5,002	-	5,002	-
Corporate securities and commercial paper	310,688	-	310,688	-
Total assets measured at fair value	$884,912	$362,762	$522,150	$-

	December 31, 2020
	Total	Level 1 (Quoted Prices in Active Markets For Identical Assets)	Level 2 (Significant Other Observable Remaining Inputs)	Level 3 (Significant Other Unobservable Remaining Inputs)
Money market funds	$146,468	$146,468	$-	$-
U.S. treasury securities	301,112	-	301,112	-
U.S. government agency obligations	25,001	-	25,001	-
Corporate securities and commercial paper	262,505	-	262,505	-
Total assets measured at fair value	$735,086	$146,468	$588,618	$-

Classified as (with contractual maturities):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$390,260	$173,415
Short-term investments (due within one year)	436,666	555,231
Long-term investments (due between one and two years)	57,986	6,440
Total cash, cash equivalents and investments in marketable securities	$884,912	$735,086

Investments in marketable securities are classified as available-for-sale. At March 31, 2021 and December 31, 2020, the balance in the Company’s accumulated other comprehensive income comprised activity related to the Company’s available-for-sale marketable securities. There were immaterial realized gains or losses recognized on the sale or maturity of available-for-sale marketable securities as of March 31, 2021 and December 31, 2020, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the periods then ended. The Company has a limited number of available-for-sale marketable securities in loss positions as of March 31, 2021, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The fair value and amortized cost of investments in marketable securities by major security type as of March 31, 2021 and December 31, 2020 are presented in the tables that follow (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of March 31, 2021:
Money market funds	$362,762	$-	$-	$362,762
U.S. treasury securities	206,422	40	(2)	206,460
U.S. government agency securities	5,000	2	-	5,002
Corporate securities and commercial paper	310,730	14	(56)	310,688
Total	$884,914	$56	$(58)	$884,912

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2020:
Money market funds	$146,468	$-	$-	$146,468
U.S. treasury securities	301,075	38	(1)	301,112
U.S. government agency obligations	24,997	4	-	25,001
Corporate securities and commercial paper	262,502	15	(12)	262,505
Total	$735,042	$57	$(13)	$735,086

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Accrued personnel expenses	$7,128	$8,632
Professional fees	67	295
Other	341	616
Total	$7,536	$9,543

Note 5. Equity Investment in PACT Pharma

The Company owns approximately 3.6 million shares of common stock, 1.0 million shares of Series A preferred stock, and warrants to purchase additional stock of PACT Pharma, Inc. (PACT Pharma), a clinical-stage biopharmaceutical company focused on pioneering individualized, non-viral precision genome engineered, tumor-specific T cell therapies for the treatment of patients with solid tumors. This interest in PACT Pharma is accounted for as an equity method investment, and as a result the Company records its share of PACT Pharma’s operating results in interest and other income, net, in its condensed consolidated statements of operations and comprehensive loss. The investment balance was zero at March 31, 2021 and December 31, 2020. Since the Company has no obligation to provide cash financing to PACT Pharma, the Company is not required to record losses beyond the carrying amount of the investment.

In January and June 2020, PACT Pharma issued shares in its Series C and Series C-1 preferred stock financings. The Company did not participate in these financings. The decrease in the Company’s equity ownership percentage and increase in PACT Pharma’s estimated fair value per share resulted in gains on dilution totaling $1.3 million during the three months ended March 31, 2020. After applying $0.8 million in losses accumulated in prior periods when the equity investment balance was zero, the Company recorded a gain of $0.5 million for the three months ended March 31, 2020. There was no similar gain on dilution in the quarter ended March 31, 2021. For the three months ended March 31, 2021, the Company accounted for its $0.8 million share of PACT Pharma’s losses as unrecognized equity method losses.

The Company’s share of PACT Pharma’s losses for the three months ended March 31, 2021 and 2020 exceeded gains for the same periods. The Company recorded zero and $0.5 million for its share of PACT Pharma’s operating losses for the three months ended March 31, 2021 and 2020, respectively. The unrecognized equity method losses in excess of the Company’s investment was $2.1 million as of March 31, 2021.

At March 31, 2021 and December 31, 2020, the Company determined the fair value of the warrants to be insignificant to the condensed consolidated financial statements.

Note 6. License and Collaboration Agreements

The following table summarizes the revenues for the three months ended March 31, 2021 and 2020 received as a result of the Company’s collaboration agreements with Gilead Sciences, Inc. (Gilead) and Taiho Pharmaceutical Co., Ltd. (Taiho):

	Three Months Ended March 31,
	2021	2020
Collaboration revenue	$9,461	$1,750
Total collaboration and license revenue	$9,461	$1,750

The following table summarizes details of revenues for the three months ended March 31, 2021 and 2020 by collaboration and by category of revenue:

			Three Months Ended March 31,
Revenues recognized:	Over time	Point in time	2021	2020
Gilead access rights related to the Company's research and development pipeline	*		$7,711	$-
Taiho collaboration agreement	*		1,750	1,750
Total collaboration and license revenue			$9,461	$1,750

The Company recognized the following revenue as a result of changes in the deferred revenue balance during the period below (in thousands):

	Three Months Ended March 31,
Revenue recognized in the period from:	2021	2020
Amounts included in deferred revenue at the beginning of the period	$9,461	$1,750
Performance obligations satisfied in previous period	-	-

Gilead Sciences, Inc.

On May 27, 2020, the Company entered into an Option, License and Collaboration Agreement (Gilead Collaboration Agreement), Common Stock Purchase Agreement (the Stock Purchase Agreement), and Investor Rights Agreement, (collectively, the Gilead Agreements), each with Gilead Sciences, Inc. (Gilead). The transaction closed on July 13, 2020 following expiration of the antitrust waiting period. Upon closing, Gilead made an upfront payment of $175 million pursuant to the Gilead Collaboration Agreement, and made an equity investment of approximately $200 million in the Company by purchasing 5,963,029 shares of Arcus common stock at a per share price of $33.54 pursuant to the Stock Purchase Agreement. Pursuant to the Investor Rights Agreement, the Company appointed Gilead’s designees, Merdad Parsey, M.D., Ph.D. and Michael Quigley, Ph.D., to the Company’s Board of Directors. See Note 11 for further discussion of the agreements with Gilead.

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

Pursuant to the Stock Purchase Agreement and the Investor Rights Agreement, Gilead has the right, at its option, to purchase additional shares from the Company, up to a maximum of 35% of the Company’s then-outstanding voting common stock, from time to time over a five year period from closing of the initial transaction, at a purchase price equal to the greater of a 20% premium to market (based on a trailing five-day average closing price) at the time Gilead exercises such option, and the $33.54 initial purchase price. Based on the value of the Company’s common stock at the contract closing, the right to purchase additional shares had no value. In January 2021, the Company and Gilead entered into an Amended and Restated Common Stock Purchase Agreement, which amended and restated in its entirety the Common Stock Purchase Agreement, pursuant to which Gilead purchased 5,650,000 shares of the Company’s common stock at a purchase price of $39.00 per share for total gross proceeds of $220.4 million. All other terms of the original Stock Purchase Agreement remain unchanged. The Investor Rights Agreement also includes a three-year standstill and a two-year lockup and provides Gilead with registration rights commencing at the end of the lockup period, pro rata participation rights in certain future financings and the right to designate two individuals to be appointed to the Company’s Board of Directors.

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

Etrumadenant option

Gilead has the right to exercise an option for exclusive rights to etrumadenant, the Company’s adenosine receptor program, in exchange for an option payment of $250.0 million, that expires after a proscribed period following the Company’s achievement of certain development milestones. The Company calculated the standalone selling price of this program using a discounted cash flow method and concluded that it exceeded the price of the option, creating a material right and a distinct performance obligation. If the option is exercised, the performance obligations associated with the option will be identified and the Company will determine the accounting for the option’s transaction price. If the option is allowed to lapse after development milestones trigger the start of the opt-in period, the Company will recognize any deferred revenue allocated to the option at the time of the lapse.

At March 31, 2021, the Company had $127.0 million of deferred revenue on its condensed consolidated balance sheets related to this performance obligation. The Company has evaluated the program’s status as of the balance sheet date and believes that some or all of the revenue associated with the opt-in will be recognized within the minimum four-year term of the Gilead Collaboration Agreement.

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

At March 31, 2021, the Company had $36.7 million of deferred revenue on its condensed consolidated balance sheets related to this performance obligation. The Company has evaluated the program’s status and believes that revenue associated with the opt-in will be recognized within one year.

Access rights related to the Company’s research and development pipeline

Gilead receives exclusive access to the Company’s current programs as well as the future programs for a period of ten years, contingent upon Gilead’s payment of $400 million, with the first payment of $100 million in 2022, and an additional $100 million payment due at Gilead’s option on each of the fourth, sixth, and eighth anniversaries of the agreement. The standalone selling price of this ongoing research and development pipeline access was determined using an expected cost-plus margin approach. The Company evaluated its rights and obligations in the Gilead Collaboration Agreement and determined that Gilead is contractually obligated to make the $100 million payment due in 2022 resulting in a minimum term of four years for this performance obligation. As a result, the amount was included in the transaction price. The Company uses a time-elapsed input method to measure progress toward satisfying this obligation, which is the method the Company believes most faithfully depicts the Company’s performance in transferring the promised services during the time period in which Gilead has access to the Company’s research and development pipeline. Accordingly, the revenue allocated to the performance obligation is being recognized using this input method over the minimum four-year period. The Company further determined that Gilead is not obligated to pay the remaining $300 million due over the remainder of the term. Failure to pay the non-obligatory payments will result in Gilead’s loss of certain rights to access and obtain licenses to the programs arising from the Company’s research and development pipeline.

At March 31, 2021, the Company had $114.0 million of deferred revenue on its consolidated balance sheets related to this performance obligation, classified between current and noncurrent based on the amortization of the revenue.

Development and commercialization services for zimberelimab monotherapy

In conjunction with the license, the Company determined there existed a separate obligation to perform further development and commercialization services for Gilead. The standalone selling price of this obligation was determined using an expected cost-plus margin approach. This obligation includes a 50/50 share of the costs associated with all future development and commercialization of zimberelimab as a monotherapy. The portion of the transaction price allocated to this performance obligation has been allocated in accordance with the total costs forecast for the development and commercialization of zimberelimab as a monotherapy. The Company will recognize the amounts allocated to these services as the performance obligation is satisfied. Any additional payments received from or payments made to Gilead for the 50/50 cost share will be recognized as a reduction or an increase to R&D expense, respectively.

At March 31, 2021, the Company had $9.7 million of contract liabilities on its consolidated balance sheets related to this performance obligation. The Company has evaluated the program’s status and believes that revenue associated with these services will be recognized over the full term of the contract. As of March 31, 2021, no revenue had been recognized from this performance obligation.

Gilead was also granted option rights to programs not yet in development. These programs were not determined to be performance obligations at contract inception, as there are no identified programs, revenues, or costs to compare against the option price.

Prepaid expenses

The Company incurred $7.3 million in expenses to obtain the contract, which consisted of consultant and legal fees that were directly connected to the successful completion of the Gilead Agreements. The Company determined that $1.9 million of these expenses were related to the Stock Purchase Agreement and recorded them as offering costs. The Company allocated the remaining expenses between the various performance obligations, to be recognized when the underlying revenue is recognized. The portion allocated to the delivery of zimberelimab was recognized immediately, and the portion allocated to the remaining performance obligations will be recognized with timing consistent with the associated performance obligation. During the three months ended March 31, 2021, the Company recognized $0.1 million in expense from the amortization of these assets. At March 31, 2021, the Company had $4.1 million in prepaid expenses from costs to obtain the Gilead Agreements, of which $1.0 million was recorded in prepaid expenses and other current assets and $3.1 million was recorded in other long-term assets.

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

In the event that the Company has not initiated IND enabling studies for at least five Arcus Programs prior to the expiration of the Option Period, Taiho may elect to extend the Option Period, up to a maximum of seven years, subject to an extension fee. For each option that Taiho elects to exercise, it will be obligated to make an option exercise payment of between $3.0 million to $15.0 million, depending on the development stage of the applicable Arcus Program for which the option is exercised. In addition, the Taiho Agreement provides that the Company is eligible to receive additional clinical and regulatory milestones totaling up to $130.0 million per Arcus Program, and it will be eligible to receive contingent payments of up to $145.0 million per Arcus Program associated with the achievement of specified levels of Taiho net sales in the Taiho Territory.

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

The Company determined that the identified performance obligations, which include the combined performance obligation of the research and development services and the obligation to participate on the joint steering committee, are satisfied over time. The Company uses a time-elapsed input method to measure progress toward satisfying its performance obligation, which is the method the Company believes most faithfully depicts the Company’s performance in transferring the promised services during the time period in which Taiho has access to the Company’s research and development activities. Accordingly, the transaction price of $35.0 million is being recognized using this input method over the estimated performance period of five years.

Based on the nature of the clinical and regulatory milestones, such as the regulatory approvals which are not within the Company’s control, the Company will not consider achievement of such milestones to be probable until the uncertainty associated with the milestones has been resolved. When it is probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price, which will then be allocated to each performance obligation, on a relative standalone selling price basis, for which the Company recognizes revenue. As of March 31, 2021, no clinical or regulatory milestones had been achieved under the Taiho Agreement.

The Company also considers the contingent payments due from Taiho upon the achievement of specified sales volumes to be similar to royalty payments. The Company considers the license to be the predominant item to which the royalties relate. The Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of March 31, 2021, no sales milestone or royalty revenue has been recognized.

The Taiho Agreement shall remain in effect until expiry of all Royalty Terms for the licensed products, in each case subject to certain exceptions.

WuXi Biologics License Agreements

The Company entered into a license agreement (the WuXi PD-1 Agreement) with WuXi Biologics in August 2017, as subsequently amended, in which it obtained an exclusive license to develop, use, manufacture, and commercialize products including an anti-PD-1 antibody worldwide except for Greater China and Thailand. From the inception of the WuXi PD-1 Agreement through March 31, 2021, the Company has made upfront and milestone payments of $41.0 million and incurred sub-license fees of $11.3 million. These payments were recorded as research and development expense, as the products had not reached technological feasibility and did not have an alternative future use. The WuXi PD-1 Agreement also provides for clinical and regulatory milestone payments, commercialization milestone payments of up to $375.0 million, and tiered royalty payments to be made to WuXi Biologics that range from the high single-digits to low teens of net sales by the Company of licensed products.

The Company incurred $10.0 million in development milestone expense under the WuXi PD-1 Agreement during the three months ended March 31, 2021.

In December 2020, the Company entered into a separate license agreement (the WuXi CD-39 Agreement) with WuXi Biologics to develop anti-CD39 antibodies. Under the agreement, the Company was granted exclusive worldwide rights to anti-CD39 antibodies discovered under the collaboration and will be responsible for the further development and commercialization of those antibodies. From the inception of the WuXi CD-39 Agreement through March 31, 2021, the Company has paid $0.5 million in upfront payments which was recorded in research and development expense, as the products are still in research stage. The WuXi CD-39 Agreement provides for clinical and regulatory milestone payments totaling $16.5 million, and royalty payments in the low single digits of net sales by the Company of licensed products.

Abmuno License Agreement

In December 2016, the Company entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) for a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab (formerly referred to as AB154). Under the Abmuno Agreement, the Company has made upfront and milestone payments totaling $14.6 million as of March 31, 2021. The Abmuno Agreement also provides for additional clinical, regulatory and commercialization milestone remaining payments of up to $93.0 million as of March 31, 2021.

The Company incurred $5.0 million in development milestone expense under the Abmuno Agreement during the three months ended March 31, 2021.

Genentech Collaboration Agreement

In December 2019, the Company and Genentech, through F. Hoffmann-La Roche Ltd (collectively, Genentech) entered into a Master Clinical Collaboration Agreement (the Genentech Agreement) pursuant to which the parties may conduct combination clinical studies involving Genentech’s monoclonal antibody, atezolizumab and the Company’s investigational products. Pursuant to the Genentech Agreement, the parties entered into Trial Supplements for the evaluation of etrumadenant and atezolizumab utilizing the MORPHEUS platform in two separate study indications: second and third line metastatic colorectal cancer and first line metastatic pancreatic cancer. The Company and Genentech will each supply their respective investigational products for use in the collaboration studies and will share a portion of the development costs under specific terms as set forth in the agreement. From the inception of the Agreement through March 31, 2021, the Company has incurred net expenses of $0.8 million.

For the three months ended March 31, 2021 and 2020, the Company incurred expenses pursuant to the Genentech Agreement of $0.3 million and zero, respectively. Net expenses related to this co-development agreement are recorded within research and development expenses.

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

Under the terms of the Strata Agreement, the parties will share a portion of development costs for the clinical collaboration under specified terms. Strata is eligible to receive $2.5 million upon the achievement of a development milestone, as well as regulatory and commercial milestones of up to $125.0 million and up to double-digit royalties on U.S. net sales of zimberelimab in the biomarker-identified indication. From the inception of the Agreement through March 31, 2021, the Company has made a milestone payment of $2.5 million and has incurred expenses of $3.3 million, of which $0.7 million had been reimbursed by Strata as development cost sharing. Net expenses related to this co-development agreement were recorded within research and development expenses.

As further consideration in connection with the Strata Agreement, the Company issued to Strata 1,257,651 restricted shares of its common stock with an initial measured fair value of $15.0 million, which are subject to vesting based upon the achievement of specified regulatory milestones within certain timelines. Expense relating to the restricted shares subject to these milestones is recognized if it is considered probable that the associated shares will vest. The probability of achievement is assessed at the end of each quarterly period. As of March 31, 2021, the Company determined that none of the restricted shares were probable of vesting and, as a result, no compensation expense related to the restricted shares has been recognized to date.

For the three months ended March 31, 2021 and 2020, the Company incurred expenses pursuant to the Strata Agreement of $0.6 million and $0.4 million, respectively. Of these expenses, $0.1 million have been reimbursed by Strata as development cost sharing for each of the three months ended March 31, 2021 and 2020. Net expenses related to this co-development agreement are recorded within research and development expenses.

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

Consistent with the terms of the Gilead Collaboration Agreement, Gilead maintains an option to co-develop and co-commercialize domvanalimab. If Gilead exercises its option to domvanalimab, the trial from this AstraZeneca collaboration is expected to form part of the Arcus and Gilead joint development program and Arcus’s portion of the trial costs would be shared with Gilead.

For the three months ended March 31, 2021, the Company incurred immaterial expenses pursuant to the AstraZeneca Agreement. Expense from this co-development agreement are recorded within research and development expenses.

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

In February 2021, the Company closed the Amended and Restated Common Stock Purchase Agreement with Gilead, pursuant to which Gilead made an equity investment of approximately $220.4 million in the Company by purchasing 5,650,000 shares of the Company’s common stock at a per share price of $39.00.

Note 8. Stock-Based Compensation

The Company grants awards under its 2018 Equity Incentive Plan and the 2020 Inducement Plan. Total stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$6,170	$1,736
General and administrative	6,591	1,726
Total stock-based compensation	$12,761	$3,462

Note 9. Net Loss per Share

Basic net loss per share is calculated based on the weighted-average number of shares of the Company’s common stock during the period. Diluted net loss per share is calculated based on the weighted-average number of shares of the Company’s common stock and other dilutive securities outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(72,593)	$(27,753)
Denominator:
Weighted-average common shares outstanding	68,476,799	45,953,213
Less: weighted-average common shares subject to vesting	(1,394,638)	(1,670,606)
Weighted-average common shares used to compute basic and diluted net loss per share	67,082,161	44,282,607
Net loss per share: basic and diluted	$(1.08)	$(0.63)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	Three Months Ended March 31,
	2021	2020
Common stock options issued and outstanding	11,708,625	6,725,835
Unvested restricted common stock issued as part of collaboration agreement	1,257,651	1,257,651
Unvested early exercised common stock options	111,094	375,615
Unvested restricted stock units	1,532,162	-
Employee Stock Purchase Plan shares	96,591	-
Total	14,706,123	8,359,101

The Company also excluded the effect of Gilead’s right to purchase additional shares of the Company’s common stock from its calculation as these rights had no intrinsic value at March 31, 2021.

Note 10. Commitments

Standby Letters of Credit

The Company has standby letters of credit up to an aggregate of $2.0 million provided as collateral for its leases. The letters of credit are secured by $2.0 million in deposits classified as restricted cash on the Company’s condensed consolidated balance sheets. At March 31, 2021 the facilities were not drawn down.

Note 11. Related parties

Relationship and transactions with Gilead Sciences, Inc. (Gilead)

As of March 31, 2021, Gilead held approximately 19.5% of the Company’s outstanding common stock. These holdings resulted from Gilead’s participation in the May 2020 Public Offering as well as purchases of stock under the stock purchase agreements. In the May 2020 public offering, Gilead purchased 2,200,000 shares of common stock for an amount of $56.7 million, net of offering costs. Under the stock purchase agreements, Gilead purchased 5,963,029 and 5,650,000 shares in July 2020 and February 2021, respectively, for a total investment of $327.8 million, net of offering costs. Gilead has the right, at its option, to purchase up to a maximum of 35% of the Company’s then-outstanding voting common stock, from time to time over a five-year period from the closing of the initial transaction in July 2020. Gilead also has the right under the Investor Rights Agreement to designate two individuals to be appointed to the Company’s board of directors. Pursuant to the Investor Rights Agreement, the Company appointed the Gilead designees, Merdad Parsey, M.D., Ph.D. and Michael Quigley, Ph.D., to its board of directors, in July 2020 and January 2021, respectively. See Note 6 for further discussion of the agreements with Gilead.

At March 31, 2021, the Company had a $4.9 million cost sharing receivable recorded on the condensed consolidated balance sheets under receivable from collaboration partners, to be invoiced the following quarter. The Company also had $177.7 million in deferred revenue at March 31, 2021, of which $110.1 million represented the long-term portion of revenue allocated to performance obligations not expected to be completed within one year of the balance sheet date, which was recorded in deferred revenue, noncurrent on the condensed consolidated balance sheets. The Company also had $9.7 million in contract liabilities for future development and commercialization services which Gilead prepaid, all of which was recorded in other long-term liabilities on the consolidated balance sheets.

For the three months ended March 31, 2021, the Company recognized $7.7 million in revenue under the Gilead Collaboration Agreement. The Company also recognized a $4.9 million reduction in research and development expense, including $4.0 million of cost sharing reimbursement related to milestone expense, related to its cost-sharing provisions of the agreement.

The Company received a $175 million upfront payment from Gilead in connection with the Gilead Collaboration Agreement in July 2020 and identified $100 million in unconstrained consideration to be received in 2022. In addition, in July 2020 the Company received $200 million from Gilead in connection with the Stock Purchase Agreement, of which approximately $109.4 million represented the fair value of stock purchased at the transaction closing date with the remaining premium of $90.6 million allocated to the transaction price. In February 2021, the Company received $220.4 million from Gilead in connection with the purchase by Gilead of 5,650,000 shares of the Company’s common stock at a per share price of $39.00 pursuant to the amended and restated Stock Purchase Agreement.

Note 12. Subsequent event

In April 2021, the Company entered into a lease amendment that modifies rent schedules for its existing operating leases in Hayward, California, extends the terms of those leases, and adds 14,460 square feet of additional space in Hayward in a new operating lease expected to commence in 2022. Any extension periods defined under previous amendments are cancelled under the lease amendment and replaced by two options to extend the lease term for the entire Hayward premises for a period of eight years each. The amended leases will end at the same time as the Company’s lease of its building in Brisbane, expected to be no earlier than December 2031. The lease amendment includes approximately $43 million in additional undiscounted future minimum lease payments throughout the expected term and provides additional tenant improvement allowances totaling $5.8 million with options to increase the allowance by $10.9 million.

The lease amendment requires an additional $1.0 million in collateral for the operating leases in Hayward. In accordance with this requirement, the Company issued an additional $1.0 million letter of credit in April 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 25, 2021. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Further, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Our actual results could differ materially from those discussed in these forward-looking and other statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.”

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

We currently have five investigational products in clinical development. In 2020, we entered into an Option, License and Collaboration Agreement (Gilead Collaboration Agreement) with Gilead Sciences, Inc. (Gilead), whereby Gilead obtained rights to zimberelimab and a time-limited exclusive option to all of our current and future programs during the 10-year collaboration term. For each program to which Gilead exercises their option, the parties will co-develop globally and co-commercialize in the U.S., subject to certain exceptions, and Gilead will have the right to commercialize the program outside of the United States, subject to the rights of our existing partners to certain territories. In 2017, we entered into an Option and License Agreement (Taiho Agreement) with Taiho Pharmaceutical Co., Ltd. (Taiho) pursuant to which Taiho has a time-limited option to exclusively license the development and commercialization rights to each of our programs for Japan and certain other territories in Asia (excluding China). To date, Taiho has exercised their option rights to our adenosine receptor antagonist program (including etrumadenant) and our anti-PD-1 program (including zimberelimab).

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

AB308, our Fc-enabled anti-TIGIT monoclonal antibody, is being evaluated in a dose escalation study designed to expeditiously identify an every three week and an every four week dose for AB308 in combination with zimberelimab. The dose escalation study will further evaluate the safety, pharmacokinetics and pharmacodynamics of AB308 in combination with zimberelimab.

Gilead Collaboration

On May 27, 2020, we entered into the Gilead Collaboration Agreement, a Common Stock Purchase Agreement (the Stock Purchase Agreement), and an Investor Rights Agreement, (collectively, the Gilead Agreements), each with Gilead. The transaction closed on July 13, 2020 following expiration of the antitrust waiting period. Upon closing, Gilead made an upfront payment of $175 million pursuant to the Gilead Collaboration Agreement, and Gilead made an equity investment of approximately $200 million in us by purchasing 5,963,029 shares of our common stock at a per share price of $33.54 pursuant to the Stock Purchase Agreement. Gilead made an additional equity investment in us of approximately $56.7 million, net of offering costs, by purchasing 2,200,000 shares of our common stock at a per share price of $27.50 in our May 2020 Public Offering. Pursuant to the Investor Rights Agreement, we also appointed Gilead’s designees, Merdad Parsey, M.D., Ph.D. and Michael Quigley, Ph.D., to our Board of Directors.

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

Pursuant to the Stock Purchase Agreement and the Investor Rights Agreement, Gilead has the right, at its option, to purchase additional shares from us, up to a maximum ownership of 35% of our then-outstanding voting common stock, from time to time over a five year period, at a purchase price equal to the greater of a 20% premium to market (based on a trailing five-day average closing price) at the time Gilead exercises such option, and the $33.54 initial purchase price. The Investor Rights Agreement also includes a three-year standstill and a two-year lockup and provides Gilead with registration rights commencing at the end of the lockup period, pro rata participation rights in certain future financings and the right to designate two individuals to be appointed to our Board of Directors.

On January 31, 2021, we and Gilead entered into an Amended and Restated Common Stock Purchase Agreement, which amended and restated in its entirety the Common Stock Purchase Agreement, pursuant to which Gilead purchased from us 5,650,000 shares of our common stock at a purchase price of $39.00 per share, for gross proceeds of $220.4 million. All other terms of the original Common Stock Purchase Agreement, including Gilead’s option to purchase additional shares from us, up to a maximum ownership of 35% of our then-outstanding common stock, remain unchanged.

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

We conduct our clinical trials in the U.S. and internationally in geographic regions that are impacted by COVID-19 to varying degrees. While we have seen relatively robust enrollment across our ongoing Arcus-sponsored studies, we expect to see volatility as local governments respond to resurgences and the emergence of new strains, each of which may result in the prolonged reinstitution, extension or enhancement of shelter-in-place measures. The American Cancer Society has also reported that the pandemic has led to declines in screening, diagnosis and treatment for cancer patients, which will impact the enrollment of patients in clinical trials targeting early stage cancers and retention of patients overall in our trials. Patient safety remains our paramount concern and we continue to collaborate with our existing and with new investigational sites to implement measures to minimize disruptions to patients and ensure continued access to treatment, in accordance with health authority guidance. We are unable to predict the ultimate impact of this pandemic on our ongoing and planned clinical programs.

With respect to manufacturing and supply, we believe we currently have sufficient drug supply for our ongoing clinical studies. Our third-party contract manufacturers continue to operate at or near normal levels and, at this time and subject to further COVID-19 implications, we do not anticipate any disruptions to our drug supply chain.

Our discovery programs are impacted by reduced operating capacity in our laboratories due to employee safety measures, such as social distancing requirements and shift work. This has slowed the pace of our discovery efforts, and our HIF-2α program is now expected to enter clinical development in the second half of 2021.

The full impact of the COVID-19 outbreak remains highly uncertain and subject to change. The safety, health and well-being of our employees remains a primary concern, and we instituted remote work arrangements for our office-based employees and regular

COVID-19 testing services for our laboratory-based employees in order to reduce the risk of exposure to COVID-19 among our employees. These actions have increased our operating costs, whjch together with the absence of any furlough or measures to reduce personnel costs despite reduced laboratory capacity, will have a negative impact on our operations and financial condition. We do not expect the forward impact will be material due to adjustments in operations that we have made. However, there are many uncertainties around the COVID pandemic and future developments, which are unpredictable, may result in a material, negative impact to our operations and financial condition.

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

We anticipate that our general and administrative expenses will increase substantially during the next few years as we support our growing research and development activities, including staff expansion, additional occupancy costs, and other costs associated with increased infrastructure needs.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2021, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 and more fully described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Revenues:
Collaboration revenue	9,461	1,750	7,711	*
Total collaboration and license revenue	9,461	1,750	7,711	*
Operating expenses:
Research and development	66,387	23,142	43,245	187%
General and administrative	15,821	7,008	8,813	126%
Total operating expenses	82,208	30,150	52,058	173%
Loss from operations	(72,747)	(28,400)	(44,347)	156%
Non-operating income, net	154	647	(493)	-76%
Net loss	$(72,593)	$(27,753)	$(44,840)	162%

*Not meaningful

Collaboration and License Revenue

Collaboration and license revenue increased $7.7 million, from $1.8 million for the three months ended March 31, 2020 to $9.5 million for the three months ended March 31, 2021. In the three months ended March 31, 2021, we recognized $7.7 million in collaboration revenues related to Gilead’s ongoing rights to access our intellectual property in accordance with the Gilead Collaboration Agreement, as well as $1.8 million under the Taiho Agreement. In the three months ended March 31, 2020, we recognized $1.8 million under the Taiho Agreement.

Research and Development Expenses

Research and development expenses increased $43.3 million, or 187%, from $23.1 million for the three months ended March 31, 2020 to $66.4 million for the three months ended March 31, 2021. The increase in research and development expenses included $15.0 million in development milestone expenses incurred, consisting of a $10.0 million milestone payment due to WuXi Biologics pertaining to zimberelimab and a $5.0 million milestone payment due to Abmuno pertaining to domvanalimab, with no similar expense in the same quarter in the prior year. There was also an increase of $10.5 million in employee compensation costs, approximately $4.4 million of which consists of non-cash stock-based compensation. This increase is driven by our growing headcount as well as our 2021 stock awards. Manufacturing costs and clinical costs for our ongoing studies increased $9.9 million and $9.0 million, respectively, as a result of the increased number of programs and clinical trials compared to the same quarter in the prior year. Office and facilities expense increased as we continued to grow. The overall increase in research and development expense is partially offset by a $4.9 million reimbursement by Gilead of certain applicable costs of developing zimberelimab, including $4.0 million of cost sharing reimbursement related to milestone expense incurred, in accordance with the Gilead Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses increased $8.8 million, or 126%, from $7.0 million for the three months ended March 31, 2020 to $15.8 million for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to $6.8 million in employee compensation costs, approximately $4.9 million of which consists of non-cash stock-based compensation. This increase is driven by our growing headcount as well as our 2021 stock awards. Additional increases in finance and legal expenses were largely driven by costs incurred to support our growth and ongoing compliance with public company requirements. We also incurred additional facilities expense due to our expanding headcount and office space.

Non-Operating Income, Net

Non-operating income, net decreased $0.4 million or 76%, from $0.6 million for the three months ended March 31, 2020 to $0.2 million for the three months ended March 31, 2021. The decrease was primarily due to lower interest income resulting from lower investment yields on our portfolio of marketable fixed-income securities during the quarter ended March 31, 2021 as compared to the same period in the prior year.

Liquidity and Capital Resources

To date, we have financed our operations primarily through net proceeds of approximately $677.1 million from equity offerings and proceeds of approximately $641.4 million from our collaboration and stock purchase agreements, including $220.4 million gross proceeds raised in February 2021 from the sale to Gilead of 5,650,000 shares of our common stock. As of March 31, 2021, we had $884.9 million of cash, cash equivalents, and investments in marketable securities, compared to $735.1 million as of December 31, 2020. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury obligations, U.S. government agency securities, and investments in corporate securities.

Based on our existing business plan, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our planned level of operations at least through 2023.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
Net cash (used in) provided by:	2021	2020
Operating activities	$(66,316)	$(31,277)
Investing activities	62,826	40,056
Financing activities	222,120	610
Net increase in cash, cash equivalents and restricted cash	$218,630	$9,389

Cash Used in Operating Activities

Net cash used in operating activities was $66.3 million for the three months ended March 31, 2021, as compared to $31.3 million for the same period in the prior year. The change in cash flow from operating activities is primarily due to the $44.8 million increase in our net loss to $72.6 million. The change in our net loss is primarily a result of our expanded clinical development activities and general and administrative costs incurred to support our operations. The overall increase in cash used is partially offset by year-over-year changes in non-cash items, including $9.3 million of increased expense from stock-based compensation, and changes in our asset and liability balances due to the timing of payments to or from our vendors and collaborators.

Cash Provided by Investing Activities

Cash provided by investing activities was a $62.8 million for the three months ended March 31, 2021 compared to $40.1 million for the same period in the prior year. The change in cash flow from investing activities was primarily due to net maturities of our investments in fixed-income marketable securities.

Cash Provided by Financing Activities

Cash provided by financing activities was $222.1 million for the three months ended March 31, 2021 compared to $0.6 million in the same period in the prior year. The increase in cash provided is primarily due to cash received from Gilead in February 2021 pursuant to the terms of the Amended and Restated Stock Purchase Agreement, as well as funds received during the three months ended March 31, 2021 for issuance of common stock pursuant to equity award plans.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations outside the ordinary course of business during the three months ended March 31, 2021, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates, exchange rates, or general market and economic conditions. Our market risks have not changed materially from those discussed in our Annual Report on Form 10-K filed with the SEC on February 25, 2021. We do not believe that inflation, interest rate changes, exchange rate fluctuations, or general market and economic conditions had a significant impact on our results of operations for any periods presented herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should consider carefully the following risk factors, together with all the other information in this report, including our condensed consolidated financial statements and notes thereto, and in our other public filings with the SEC, including our Annual Report on Form 10-K filed with the SEC on February 25, 2021. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

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

The degree to which COVID-19 impacts our business operations, research and development programs and financial condition will depend on future developments, including the ultimate duration and/or severity of the outbreak, the impact of any resurgences and new strains that emerge, actions by government authorities to contain the spread of the virus, the timing, availability and effectiveness of any vaccines, and when and to what extent normal economic and operating conditions can resume. The American Cancer Society has reported that the pandemic has led to declines in screening, diagnosis and treatment for patients, which will adversely impact the enrollment of patients in clinical trials targeting early stage cancers and retention of patients overall in our trials. While we conduct our clinical trials in the U.S. and internationally in geographic regions that are impacted by COVID-19 to varying degrees, due to the foregoing factors, we are unable to predict the ultimate impact of this pandemic on our ongoing and planned clinical programs.

Our discovery programs are impacted by reduced operating capacity in our laboratories due to employee safety measures, such as social distancing requirements and shift work. This has slowed the pace of our discovery efforts, and our HIF-2α program is now expected to enter clinical development in the second half of 2021.

The full impact of the COVID-19 outbreak remains highly uncertain and subject to change. The safety, health and well-being of our employees remains a primary concerns, and we instituted remote work arrangements for our office-based employees and regular COVID-19 testing services for our laboratory-based employees in order to reduce the risk of exposure to COVID-19 among our employees. These actions have increased our operating costs, together with the absence of any furlough or measures to reduce personnel costs despite reduced laboratory capacity, will have an adverse impact on our financial condition.

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

We are an early-stage immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the three months ended March 31, 2021 and the year ended December 31, 2020, our net losses were $72.6 million and $122.9 million, respectively. As of March 31, 2021, we had an accumulated deficit of $400.8 million. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.

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

As of March 31, 2021, we had $884.9 million of cash, cash equivalents and investments. While we believe that our cash position will be sufficient to fund our anticipated level of operations at least through 2023, our future capital requirements will depend on many factors, including:

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

We have no products approved for sale and our most advanced investigational products only recently advanced into our first registrational trial. We may subsequently learn of certain information or data that the FDA may request, which may necessitate conducting additional preclinical studies or generating additional information at significant cost in terms of both time and expense, including under a clinical hold imposed on an investigational new drug application (IND). Even if we conducted the additional studies or generated the additional information requested, the FDA could disagree that we have satisfied their requirements, all of which will cause significant delays and expense to our programs.

To support the advancement of our clinical programs, we need to expand our clinical operations, quality and regulatory capabilities. In part because of our limited infrastructure, experience conducting clinical trials as a company and regulatory interactions, we cannot be certain that our clinical trials will be completed on time, that our planned clinical trials will be initiated on time, if at all, that our planned development programs would be acceptable to the FDA or other comparable foreign regulatory authorities, or that, if approval is obtained, such investigational products can be successfully commercialized.

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

We currently have five investigational products in clinical development and their risk of failure is high. We are unable to predict if these investigational products or any of our future investigational products that advance into clinical trials will prove safe or effective in humans or will obtain marketing approval. If we are unable to complete preclinical or clinical trials of current or future investigational products, due to safety concerns, or if the results of these trials are not satisfactory to convince regulatory authorities of their safety or efficacy, we will not be able to obtain marketing approval for commercialization. Even if we are able to obtain marketing approvals for any of our investigational products, those approvals may be for indications that are not as broad as desired or may contain other limitations that would adversely affect our ability to generate revenue from sales of those products. Moreover, if we are not able to differentiate our product against other approved products within the same class of drugs, or if any of the other circumstances described above occur, our business would be materially harmed and our ability to generate revenue from that class of drugs would be severely impaired.

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

We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement. For example, under the Gilead Collaboration Agreement, for each program Gilead exercises its option to, it will pay an option fee that ranges from $200 million to $275 million for our clinical programs in existence when we entered into the Gilead Collaboration Agreement, and $150 million per program for all other programs that enter clinical development. Furthermore, we and Gilead will equally share global development costs, as well as profits and losses for the United States, subject to certain opt-out rights for us, and expense caps on our spending and related subsequent adjustments. If Gilead does not exercise its option to develop a program, our capital requirements relating to that development program will significantly increase and we may need to seek a new partner in order to develop and commercialize our investigational products from that program. Failure to realize the benefits of any collaborations or strategic alliances may further cause us to curtail the development of an investigational product, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any planned sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our investigational products or bring them to market and generate product sales revenue, which would harm our business prospects, financial condition and results of operations.

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

Some of the other products in the same class as our investigational products have already been approved or are further along in development. With respect to our dual adenosine receptor antagonist, etrumadenant, we are aware that Incyte has initiated clinical development of a dual adenosine receptor antagonist and we are aware of clinical-stage selective adenosine A2aR antagonists being developed by other companies, including AstraZeneca, Corvus, CStone, iTeos Therapeutics and Novartis, and a clinical-stage selective adenosine A2bR antagonist being developed by Palobiofarma. For our small-molecule CD73 inhibitor, AB680, we are aware of several pharmaceutical companies developing antibodies against this target, including Akeso, AstraZeneca, Bristol-Myers Squibb, Corvus, Incyte, Novartis, Symphogen and Tracon/I-Mab, all of whom have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies, such as Boehringer Ingelheim, Calithera, Merck and ORIC, have small-molecule programs against this target. Regarding our anti-PD-1 antibody, zimberelimab, multiple large pharmaceutical companies have already received regulatory approvals for their anti-PD-1/PD-L1 antibodies, including AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, and there are also many other anti-PD-1 and anti-PD-L1 antibodies in clinical development. With respect to our anti-TIGIT antibody, domvanalimab, we are aware of several pharmaceutical companies developing antibodies against this target, including Agenus, Beigene, Bristol-Myers Squibb, Compugen, Roche/Genentech, Innovent, iTeos Therapeutics, Merck KGaA, Mereo and Seattle Genetics. To our knowledge, there are no approved anti-TIGIT antibodies and the most advanced agent is in Phase 3 development.

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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs and other contractors and consultants are vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to data leakage. We have experienced at least one intrusion into our computer systems, and, although our investigation indicates that it did not have a material adverse effect on our operations, there can be no assurance of a similar result in the future. The COVID-19 pandemic and our reliance on internet technology and the number of our employees who are working remotely may increase the opportunities for cybercriminals to exploit vulnerabilities. We cannot assure you that our data protection efforts and our investment in information technology will prevent other breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. Furthermore, as the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and becoming increasingly difficult to detect. There can be no assurance that we and our third-party CROs and other contractors and consultants will be successful in detecting, preventing or fully recovering systems or data from all breakdowns, service interruptions, attacks or breaches of systems that could adversely affect our business and operations and/or result in the loss or disclosure of critical or sensitive data, which could result in financial, legal, business or reputational harm to us.

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

We have incurred substantial losses during our history and our ability to generate profits in the future is uncertain. Unused net operating loss carryforwards (NOLs) for the tax year ended December 31, 2017 and prior tax years will carry forward to offset future taxable income, if any, until such unused NOLs expire. Unused NOLs generated after December 31, 2017, under current tax law will not expire and may be carried forward indefinitely, but the deductibility of such NOLs in tax years beginning after December 31, 2020 will be limited to 80% of current year taxable income in any given year. In addition, both our current and our future unused losses may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code (IRC) of 1986, as amended, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We performed an analysis under IRC Section 382 and 383 through October 31, 2020 with respect to our net operating loss and credit carryforwards. We concluded that an ownership change, as defined under IRC Section 382, occurred in previous years. While we do not expect such ownership changes to result in the expiration of our net operating loss and credit carryforwards prior to utilization, we are subject to an annual limitation on the use of tax attributes. The limitation on our ability to use our net operating loss and credit carryforwards could reduce our ability to use a portion of our tax attributes to offset future taxable income, which could result in us being required to make material cash tax payments.

In addition, our sale of 5,650,000 shares of our common stock to Gilead in February 2021, as well as future equity issuances, may result in additional ownership changes. As a result, our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be subject to limitations that could result in increased future tax liability to us. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, including a recent California franchise tax law change limiting the usability of California state NOLs to offset taxable income in taxable years beginning on or after January 1, 2020 and before January 1, 2023, which could accelerate or permanently increase state taxes owed. Therefore, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Our operations are subject, either directly or indirectly through our customers and third party payors, to various U.S. federal and state health care laws, including fraud and abuse, transparency and other healthcare laws and regulations, and similar laws in other jurisdictions in which we conduct our business. These laws may impact, among other things, our research and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include, but are not limited to the federal Anti-Kickback Statute; federal civil and criminal false claims laws, such as the False Claims Act (FCA); HIPAA; federal and state consumer protection and unfair competition laws; the federal transparency requirements under the Physician Payments Sunshine Act; state and foreign law equivalents of each of these federal laws; and state and foreign laws that require pharmaceutical companies to implement compliance programs. Many of these laws are discussed in detail in “Item 1. Business” of our Annual Report on Form 10-K.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of investigational products, restrict or regulate post-approval activities, and affect the ability to profitably sell investigational products for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For additional detail regarding health care reform activities that may impact our business, see “Item 1. Business—Government Regulation—Healthcare Reform” in our Annual Report on Form 10-K.

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

Based upon shares outstanding as of March 31, 2021, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 36.8% of our common stock. In particular, Gilead owns approximately 19.5% of our outstanding common stock, and we have appointed its two designees to our board of directors pursuant to the terms of our investor rights agreement. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018

3.2	Amended and Restated Bylaws	8-K	001-38419	3.1	May 26, 2020
10.1**	Amended and Restated Common Stock Purchase Agreement dated January 31, 2021 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	SC 13D/A	005-90423	99.1	February 2, 2021
10.2*	Fifth Amendment Dated April 1, 2021 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

*	Filed herewith.
**	Certain information has been omitted because it is both not material and would be competitively sensitive if publicly disclosed.
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

ARCUS BIOSCIENCES, INC.

Date:	May 5, 2021	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2021	By:	/s/ Robert C. Goeltz II
Robert C. Goeltz II
Chief Financial Officer (Principal Financial and Accounting Officer)