Form 10-Q
period 2021-06-30
Arcus Biosciences, Inc.
filed 2021-08-05
CIK 1724521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 71,394,037 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$320,482	$173,415
Short-term investments	400,530	555,231
Receivable from collaboration partners ($1,324 and $943 from a related party)	1,575	1,049
Accrued interest receivable	1,400	649
Prepaid expenses and other current assets	21,967	5,471
Total current assets	745,954	735,815
Long-term investments	84,096	6,440
Property and equipment, net	23,806	10,807
Right-of-use assets	36,137	12,781
Restricted cash	3,005	203
Other long-term assets	5,775	6,246
Total assets	$898,773	$772,292
LIABILITIES
Current liabilities:
Accounts payable	$16,957	$15,682
Accrued research and development expenses	28,756	18,307
Other accrued liabilities	9,706	9,543
Deferred revenue, current ($67,571 and $67,571 to a related party)	74,571	74,571
Other current liabilities	380	3,566
Total current liabilities	130,370	121,669
Deferred revenue, noncurrent ($102,386 and $117,808 to a related party)	103,908	122,830
Operating lease liabilities, noncurrent	49,741	15,243
Other long-term liabilities ($9,703 and $9,703 to a related party)	10,199	10,246
Total liabilities	294,218	269,988
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 71,374,059 and 65,114,685 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. Shares outstanding includes 1,331,269 and 1,422,784 shares issued but subject to vesting as of June 30, 2021 and December 31, 2020, respectively	7	6
Additional paid-in capital	1,081,341	830,438
Accumulated deficit	(476,747)	(328,184)
Accumulated other comprehensive (loss) income	(46)	44
Total stockholders’ equity	604,555	502,304
Total liabilities and stockholders’ equity	$898,773	$772,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Collaboration revenue ($7,711, $0, $15,422 and $0 from a related party)	$9,461	$1,750	18,922	$3,500
Total collaboration and license revenues	9,461	1,750	18,922	3,500
Operating expenses:
Research and development (($1,176), $0, ($6,100) and $0 from a related party)	68,771	35,693	135,158	58,835
General and administrative	16,826	11,432	32,647	18,440
Total operating expenses	85,597	47,125	167,805	77,275
Loss from operations	(76,136)	(45,375)	(148,883)	(73,775)
Non-operating income (expense):
Interest and other income, net	166	301	320	948
Gain on deemed sale from equity method investee	-	131	-	613
Share of loss from equity method investee	-	(131)	-	(613)
Total non-operating income, net	166	301	320	948
Net loss	(75,970)	(45,074)	(148,563)	(72,827)
Other comprehensive income (loss)	(44)	(144)	(90)	80
Comprehensive loss	$(76,014)	$(45,218)	$(148,653)	$(72,747)
Net loss per share, basic and diluted	$(1.09)	$(0.93)	$(2.17)	$(1.57)
Weighted-average number of shares used to compute basic and diluted net loss per share	69,745,297	48,556,843	68,421,086	46,419,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share amounts)

	Common stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	44,212,195	$4	$369,100	$(205,326)	$64	$163,842
Issuance of common stock upon exercise of stock options	59,939	-	643	-	-	643
Vesting of early exercised stock options	77,388	-	220	-	-	220
Stock-based compensation	-	-	3,462	-	-	3,462
Other comprehensive income	-	-	-	-	224	224
Net loss	-	-	-	(27,753)	-	(27,753)
Balance at March 31, 2020	44,349,522	$4	$373,425	$(233,079)	$288	$140,638
Issuance of common stock in public offering, net of $21,629 offering costs (2,200,000 shares and $56,738, net of $3,762 offering costs, from a related party)	12,650,000	2	326,244	-	-	326,246
Issuance of common stock upon exercise of stock options	216,286	-	1,751	-	-	1,751
Vesting of early exercised stock options	64,501	-	216	-	-	216
Issuance of common stock under Employee Stock Purchase Plan	91,859	-	607	-	-	607
Stock-based compensation	-	-	4,470	-	-	4,470
Other comprehensive loss	-	-	-	-	(144)	(144)
Net loss	-	-	-	(45,074)	-	(45,074)
Balance at June 30, 2020	57,372,168	$6	$706,713	$(278,153)	$144	$428,710

Balance at December 31, 2020	63,691,901	$6	$830,438	$(328,184)	$44	$502,304
Issuance of common stock and rights to purchase additional shares in accordance with Amended and Restated Gilead Purchase Agreement, net of $55 offering costs	5,650,000	1	220,295	-	-	220,296
Issuance of common stock upon exercise of stock options and vesting of restricted stock	200,828	-	1,885	-	-	1,885
Vesting of early exercised stock options	54,039	-	183	-	-	183
Stock-based compensation	-	-	12,761	-	-	12,761
Other comprehensive loss	-	-	-	-	(46)	(46)
Net loss	-	-	-	(72,593)	-	(72,593)
Balance at March 31, 2021	69,596,768	$7	$1,065,562	$(400,777)	$(2)	$664,790
Issuance of common stock upon exercise of stock options and vesting of restricted stock	269,369	-	843	-	-	843
Vesting of early exercised stock options	36,245	-	175	-	-	175
Issuance of common stock under Employee Stock Purchase Plan	140,408	-	1,394	-	-	1,394
Stock-based compensation	-	-	13,367	-	-	13,367
Other comprehensive loss	-	-	-	-	(44)	(44)
Net loss	-	-	-	(75,970)	-	(75,970)
Balance at June 30, 2021	70,042,790	$7	$1,081,341	$(476,747)	$(46)	$604,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flow from operating activities
Net loss	$(148,563)	$(72,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	26,128	7,932
Depreciation and amortization	1,620	1,629
Amortization of right-of-use assets	1,117	294
Amortization of premiums on investments	1,412	(323)
Changes in operating assets and liabilities:
Receivable from collaboration partners (($381) and $0 from a related party)	(526)	(90)
Prepaid expenses and other current assets	(9,086)	(4,601)
Other long-term assets	471	(135)
Accounts payable	(3,569)	6,668
Accrued research and development expenses	10,449	9,327
Other accrued liabilities	163	661
Deferred revenue (($15,422) and $0 to a related party)	(18,922)	(3,500)
Operating lease liabilities	(1,003)	(560)
Other long-term liabilities	(2)	310
Net cash used in operating activities	(140,311)	(55,215)
Cash flow from investing activities
Purchases of short-term and long-term investments	(370,690)	(139,689)
Proceeds from maturities of short-term and long-term investments	438,733	92,134
Sales of short-term and long-term investments	7,500	1,003
Purchases of property and equipment	(9,714)	(465)
Net cash provided by investing activities	65,829	(47,017)
Cash flow from financing activities
Proceeds from issuance of common stock ($220,235 and $56,738 from a related party)	220,235	326,512
Proceeds from issuance of common stock pursuant to equity award plans	4,122	3,001
Repurchase of unvested shares of stock	(6)	(33)
Net cash provided by financing activities	224,351	329,480
Net increase in cash and cash equivalents	149,869	227,248
Cash, cash equivalents and restricted cash at beginning of period	173,618	58,140
Cash, cash equivalents and restricted cash at end of period	$323,487	$285,388

Supplemental disclosures:
Cash paid for amounts included in measurement of lease liabilities	$2,000	$1,045
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$24,473	$5,804
Tenant improvement allowance receivable included in other current assets	$10,598	$-
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	$6,488	$110
Vesting of early exercised stock options	$358	$436
Unpaid portion of financing costs included in accounts payable	$-	$266
Unpaid portion of deferred financing costs included in accounts payable	$-	$316

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization

Description of Business

Arcus Biosciences, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on creating best-in-class cancer therapies. The Company’s initial focus has been on well-characterized biological pathways with significant scientific data supporting their importance. Since its inception in 2015, the Company has built a robust and highly efficient drug discovery capability to create highly differentiated small molecules, which the Company is developing in combination with its in-licensed monoclonal antibodies through rationally designed, indication-specific clinical trial designs. The Company currently has five investigational products in clinical development: domvanalimab (formerly referred to as AB154), etrumadenant (formerly referred to as AB928), quemliclustat (formerly referred to as AB680), zimberelimab (formerly referred to as AB122), and AB308.

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash and investments of $805.1 million, which are cash, cash equivalents, and investments in marketable securities, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the date of filing of this report.

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

Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future period. The balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Reconciliation of Cash, Cash Equivalents, and Restricted Cash as Reported in Condensed Consolidated Statements of Cash Flows

Restricted cash at June 30, 2021 and 2020 represents cash balances held as security in connection with the Company’s facility lease agreements. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the total shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$320,482	$285,185
Restricted cash	3,005	203
Cash, cash equivalents and restricted cash	$323,487	$285,388

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

Leases and Rent Expense

The Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases and related tenant improvement allowances receivable are included in operating lease right-of-use assets, prepaid expenses and other current assets, and operating lease liabilities, noncurrent in our condensed consolidated balance sheets at June 30, 2021 and December 31, 2020. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy as of June 30, 2021 and December 31, 2020. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2021
	Total	Level 1 (Quoted Prices in Active Markets For Identical Assets)	Level 2 (Significant Other Observable Remaining Inputs)	Level 3 (Significant Other Unobservable Remaining Inputs)
Money market funds	$310,482	$310,482	$-	$-
U.S. treasury securities	135,759	-	135,759	-
Corporate securities and commercial paper	358,867	-	358,867	-
Total assets measured at fair value	$805,108	$310,482	$494,626	$-

	December 31, 2020
	Total	Level 1 (Quoted Prices in Active Markets For Identical Assets)	Level 2 (Significant Other Observable Remaining Inputs)	Level 3 (Significant Other Unobservable Remaining Inputs)
Money market funds	$146,468	$146,468	$-	$-
U.S. treasury securities	301,112	-	301,112	-
U.S. government agency obligations	25,001	-	25,001	-
Corporate securities and commercial paper	262,505	-	262,505	-
Total assets measured at fair value	$735,086	$146,468	$588,618	$-

Classified as (with contractual maturities):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$320,482	$173,415
Short-term investments (due within one year)	400,530	555,231
Long-term investments (due between one and three years)	84,096	6,440
Total cash, cash equivalents and investments in marketable securities	$805,108	$735,086

Investments in marketable securities are classified as available-for-sale. At June 30, 2021 and December 31, 2020, the balance in the Company’s accumulated other comprehensive income comprised activity related to the Company’s available-for-sale marketable securities. There were immaterial realized gains or losses recognized on the sale or maturity of available-for-sale marketable securities as of June 30, 2021 and December 31, 2020, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the periods then ended. The Company has a limited number of available-for-sale marketable securities in loss positions as of June 30, 2021, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized cost for the investment at maturity. The fair value and amortized cost of investments in marketable securities by major security type as of June 30, 2021 and December 31, 2020 are presented in the tables that follow (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of June 30, 2021:
Money market funds	$310,482	$-	$-	$310,482
U.S. treasury securities	135,787	11	(39)	135,759
Corporate securities and commercial paper	358,885	39	(57)	358,867
Total	$805,154	$50	$(96)	$805,108

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2020:
Money market funds	$146,468	$-	$-	$146,468
U.S. treasury securities	301,075	38	(1)	301,112
U.S. government agency obligations	24,997	4	-	25,001
Corporate securities and commercial paper	262,502	15	(12)	262,505
Total	$735,042	$57	$(13)	$735,086

Note 4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Accrued personnel expenses	$8,599	$8,632
Professional fees	756	295
Other	351	616
Total	$9,706	$9,543

Note 5. Equity Investment in PACT Pharma

The Company owns approximately 3.6 million shares of common stock, 1.0 million shares of Series A preferred stock, and warrants to purchase additional stock of PACT Pharma, Inc. (PACT Pharma), a clinical-stage biopharmaceutical company focused on pioneering individualized, non-viral precision genome engineered, tumor-specific T cell therapies for the treatment of patients with solid tumors. This interest in PACT Pharma is accounted for as an equity method investment, and as a result the Company records its share of PACT Pharma’s operating results in interest and other income, net, in its condensed consolidated statements of operations and comprehensive loss. The investment balance was zero at June 30, 2021 and December 31, 2020. Since the Company has no obligation to provide cash financing to PACT Pharma, the Company is not required to record losses beyond the carrying amount of the investment.

In January and June 2020, PACT Pharma issued shares in its Series C and Series C-1 preferred stock financings. The Company did not participate in these financings. The decrease in the Company’s equity ownership percentage and increase in PACT Pharma’s estimated fair value per share resulted in gains on dilution totaling $0.2 million and $1.5 million during the three and six months ended June 30, 2020, respectively. After applying $0.1 million and $0.9 million in losses accumulated in prior periods when the equity investment balance was zero, the Company recorded a gain of $0.1 million and $0.6 million for the three and six months ended June 30, 2020, respectively. There was no similar gain on dilution in the three and six months ended June 30, 2021. For the three and six months ended June 30, 2021, the Company accounted for its $0.8 million and $1.6 million share of PACT Pharma’s losses as unrecognized equity method losses, respectively.

The Company recorded $0.1 million and $0.6 million for its share of PACT Pharma’s operating losses for the three and six months ended June 30, 2020, respectively. The unrecognized equity method losses in excess of the Company’s investment was $2.9 million as of June 30, 2021.

At June 30, 2021 and December 31, 2020, the Company determined the fair value of the warrants to be insignificant to the condensed consolidated financial statements.

Note 6. Leases

In April 2021, the Company amended the non-cancelable operating lease for its corporate headquarters, which includes approximately 136,293 square feet of executive offices and research and development and business operations, in an office park in Hayward, California. The amended lease added 14,460 square feet of additional space in a new lease expected to commence in 2022, and extended the term of the existing leases through at least December 31, 2031. Once the lease of additional space commences, the Company’s leased space in Hayward will total 150,753 square feet. Any extension periods defined under previous amendments were cancelled under the lease amendment and replaced by two options to extend the lease term for the entire 150,753 square feet then under lease in the Hayward premises for a period of eight years each. The Company also leases space in Brisbane, California under a non-cancelable operating lease that is expected to commence in 2021 and extend through December 31, 2031.

At June 30, 2021 the Company’s lease portfolio had a weighted average remaining term of 10.5 years. The leases require monthly lease payments that are subject to annual increases throughout the lease term. The optional period has not been considered in the determination of the right-of-use assets or lease liabilities associated with this lease as the Company did not consider it reasonably certain it would exercise the option.

The weighted average discount rate for the Company’s lease portfolio at June 30, 2021 was 5.2%.

Lease expense is included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2021, the Company incurred lease expense of $1.5 million and $2.6 million, respectively, in relation to its operating leases. For the same periods in the prior year, the Company incurred lease expense of $0.5 million and $1.1 million, respectively. Lease costs include variable rent expense, which consists primarily of the Company’s proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components. Short-term lease costs were $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively. The Company incurred immaterial short-term lease costs for the same periods in the prior year.

At June 30, 2021, the Company’s operating lease right-of-use asset totaled $36.1 million, and the operating lease liability totaled $52.2 million. The difference between the amount of the right-of-use asset and the lease liabilities relates to the incentives the Company received upon signing the original leases and its most recent amendment, of which approximately $11.6 million is expected to be received within one year of June 30, 2021 and is recorded in prepaid expenses and other current assets, net of the $2.5 million short-term portion of the operating lease liability. The long term portion of the lease liability was $49.7 million at June 30, 2021 and is reported on the balance sheet as operating lease liability, noncurrent.

As of June 30, 2021, the Company’s future minimum lease payments were as follows (in thousands):

Operating
Year Ending December 31,	Leases
2021 (from July to December)	$2,233
2022	5,722
2023	5,908
2024	6,101
2025	6,302
Thereafter	42,489
Total undiscounted future minimum lease payments	68,755
Less: Imputed interest	(16,577)
Less: Tenant improvement allowance receivable	(11,577)
Total operating lease liabilities	40,601
Tenant improvement allowance expected to be received in less than one year, net of current portion of lease liability (included in prepaid expenses and other current assets)	9,140
Operating lease liabilities, noncurrent	$49,741

Total undiscounted future minimum lease payments do not include approximately $90.3 million and $5.3 million, respectively, related to the Company’s Brisbane lease and its additional space in Hayward, neither of which have yet commenced. The Brisbane lease is expected to commence during 2021 and the additional Hayward lease is expected to commence in 2022, both with terms through at least December 31, 2031.

The Company has provided deposits for letters of credit totaling $3.0 million to secure its obligations under its leases, which have been classified as restricted cash on the Company’s condensed consolidated balance sheet as of June 30, 2021.

Note 7. License and Collaboration Agreements

The following table summarizes the revenues for the three and six months ended June 30, 2021 and 2020 received as a result of the Company’s collaboration agreements with Gilead Sciences, Inc. (Gilead) and Taiho Pharmaceutical Co., Ltd. (Taiho):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue	$9,461	$1,750	$18,922	$3,500
Total collaboration and license revenue	$9,461	$1,750	$18,922	$3,500

The following table summarizes details of revenues for the three and six months ended June 30, 2021 and 2020 by collaboration and by category of revenue:

			Three Months Ended June 30,		Six Months Ended June 30,
Revenues recognized:	Over time	Point in time	2021	2020	2021	2020
Gilead access rights related to the Company's research and development pipeline	*		$7,711	$-	$15,422	$-
Taiho collaboration agreement	*		1,750	1,750	3,500	3,500
Total collaboration and license revenue			$9,461	$1,750	$18,922	$3,500

The Company recognized the following revenue as a result of changes in the deferred revenue balance during the period below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue recognized in the period from:	2021	2020	2021	2020
Amounts included in deferred revenue at the beginning of the period	$9,461	$1,750	$18,922	$3,500
Performance obligations satisfied in previous period	-	-	-	-

Gilead Sciences, Inc.

On May 27, 2020, the Company entered into an Option, License and Collaboration Agreement (Gilead Collaboration Agreement), Common Stock Purchase Agreement (the Stock Purchase Agreement), and Investor Rights Agreement, (collectively, the Gilead Agreements), each with Gilead Sciences, Inc. (Gilead). The transaction closed on July 13, 2020 following expiration of the antitrust waiting period. Upon closing, Gilead made an upfront payment of $175 million pursuant to the Gilead Collaboration Agreement, and made an equity investment of approximately $200 million in the Company by purchasing 5,963,029 shares of Arcus common stock at a per share price of $33.54 pursuant to the Stock Purchase Agreement. Pursuant to the Investor Rights Agreement, the Company appointed Gilead’s designees, Merdad Parsey, M.D., Ph.D. and Michael Quigley, Ph.D., to the Company’s Board of Directors. See Note 12 for further discussion of the agreements with Gilead.

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

Upon Gilead’s exercise of its option to a program, the two companies will co-develop and equally share global co-development costs, subject to certain opt-out rights of the Company, and expense caps on the Company’s spending and related subsequent adjustments. For each optioned program, provided the Company has not exercised its opt-out rights, the Company has an option to co-promote in the United States with equal sharing of related profits and losses. Gilead has the right to exclusively commercialize any optioned programs outside of the U.S., subject to the rights of the Company’s existing partners to any territories, and Gilead will pay to the Company tiered royalties as a percentage of revenues ranging from the high teens to the low twenties. Gilead will further provide ongoing research and development support in the form of research and development pipeline access rights payments of up to $400 million over the collaboration term.

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

At June 30, 2021, the Company had $127.0 million of deferred revenue on its condensed consolidated balance sheets related to this performance obligation. The Company has evaluated the program’s status as of the balance sheet date and believes that some or all of the revenue associated with the opt-in will be recognized within the minimum four-year term of the Gilead Collaboration Agreement.

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

At June 30, 2021, the Company had $36.7 million of deferred revenue on its condensed consolidated balance sheets related to this performance obligation. The Company has evaluated the program’s status and believes that revenue associated with the opt-in will be recognized within one year.

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

At June 30, 2021, the Company had $106.3 million of deferred revenue on its consolidated balance sheets related to this performance obligation, classified between current and noncurrent based on the amortization of the revenue.

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

At June 30, 2021, the Company had $9.7 million of contract liabilities on its consolidated balance sheets related to this performance obligation. The Company has evaluated the program’s status and believes that revenue associated with these services will be recognized over the full term of the contract. As of June 30, 2021, no revenue had been recognized from this performance obligation.

Gilead was also granted option rights to programs not yet in development. These programs were not determined to be performance obligations at contract inception, as there are no identified programs, revenues, or costs to compare against the option price.

Prepaid expenses

The Company incurred $7.3 million in expenses to obtain the contract, which consisted of consultant and legal fees that were directly connected to the successful completion of the Gilead Agreements. The Company determined that $1.9 million of these expenses were related to the Stock Purchase Agreement and recorded them as offering costs. The Company allocated the remaining expenses between the various performance obligations, to be recognized when the underlying revenue is recognized. The portion allocated to the delivery of zimberelimab was recognized immediately, and the portion allocated to the remaining performance obligations will be recognized with timing consistent with the associated performance obligation. During the three and six months ended June 30, 2021, the Company recognized $0.1 million and $0.2 million, respectively, in expense from the amortization of these assets. At June 30, 2021, the Company had $4.0 million in prepaid expenses from costs to obtain the Gilead Agreements, of which $1.0 million was recorded in prepaid expenses and other current assets and $3.0 million was recorded in other long-term assets.

Taiho Pharmaceutical Co., Ltd

In September 2017, the Company and Taiho entered into an option and license agreement (the Taiho Agreement) to collaborate on the potential development and commercialization of certain investigational products from the Company’s portfolio in Japan and certain other territories in Asia (excluding China) (the Taiho Territory). The Taiho Agreement provides Taiho with exclusive options, over a five-year period ending September 2022 (the Option Period), to obtain an exclusive development and commercialization license to clinical stage investigational products from the Company’s programs (each, an Arcus Program).

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

Based on the nature of the clinical and regulatory milestones, such as the regulatory approvals which are not within the Company’s control, the Company will not consider achievement of such milestones to be probable until the uncertainty associated with the milestones has been resolved. When it is probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price, which will then be allocated to each performance obligation, on a relative standalone selling price basis, for which the Company recognizes revenue. As of June 30, 2021, no clinical or regulatory milestones had been achieved under the Taiho Agreement.

The Company also considers the contingent payments due from Taiho upon the achievement of specified sales volumes to be similar to royalty payments. The Company considers the license to be the predominant item to which the royalties relate. The Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of June 30, 2021, no sales milestone or royalty revenue has been recognized.

The Taiho Agreement shall remain in effect until expiry of all Royalty Terms for the licensed products, in each case subject to certain exceptions.

WuXi Biologics License Agreements

The Company entered into a license agreement (the WuXi PD-1 Agreement) with WuXi Biologics in August 2017, as subsequently amended, in which it obtained an exclusive license to develop, use, manufacture, and commercialize products including an anti-PD-1 antibody worldwide except for Greater China. From the inception of the WuXi PD-1 Agreement through June 30, 2021, the Company has made upfront and milestone payments of $41.0 million and incurred sub-license fees of $11.3 million. These payments were recorded as research and development expense, as the products had not reached technological feasibility and did not have an alternative future use. The WuXi PD-1 Agreement also provides for clinical and regulatory milestone payments, commercialization milestone payments of up to $375.0 million, and tiered royalty payments to be made to WuXi Biologics that range from the high single-digits to low teens of net sales by the Company of licensed products.

The Company incurred zero and $10.0 million, respectively, in development milestone expense under the WuXi PD-1 Agreement during the three and six months ended June 30, 2021.

In December 2020, the Company entered into a separate license agreement (the WuXi CD-39 Agreement) with WuXi Biologics to develop anti-CD39 antibodies. Under the agreement, the Company was granted exclusive worldwide rights to anti-CD39 antibodies discovered under the collaboration and will be responsible for the further development and commercialization of those antibodies. From the inception of the WuXi CD-39 Agreement through June 30, 2021, the Company has paid $0.5 million in upfront payments which was recorded in research and development expense, as the products are still in research stage. The WuXi CD-39 Agreement provides for clinical and regulatory milestone payments totaling $16.5 million, and royalty payments in the low single digits of net sales by the Company of licensed products.

Abmuno License Agreement

In December 2016, the Company entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) in which it obtained a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab (formerly referred to as AB154). Under the Abmuno Agreement, the Company has made upfront and milestone payments totaling $14.6 million as of June 30, 2021. The Abmuno Agreement also provides for additional clinical, regulatory and commercialization milestone remaining payments of up to $93.0 million as of June 30, 2021.

The Company incurred zero and $5.0 million in development milestone expense under the Abmuno Agreement during the three and six months ended June 30, 2021.

Genentech Collaboration Agreement

In December 2019, the Company and Genentech, through F. Hoffmann-La Roche Ltd (collectively, Genentech) entered into a Master Clinical Collaboration Agreement (the Genentech Agreement) pursuant to which the parties may conduct combination clinical studies involving Genentech’s monoclonal antibody, atezolizumab and the Company’s investigational products. Pursuant to the Genentech Agreement, the parties entered into Trial Supplements for the evaluation of etrumadenant and atezolizumab utilizing the MORPHEUS platform in two separate study indications: second and third line metastatic colorectal cancer and first line metastatic pancreatic cancer. The Company and Genentech will each supply their respective investigational products for use in the collaboration studies and will share a portion of the development costs under specific terms as set forth in the agreement. From the inception of the Agreement through June 30, 2021, the Company has incurred net expenses of $1.0 million.

For the three months and six months ended June 30, 2021, the Company incurred expenses pursuant to the Genentech Agreement of $0.3 million and $0.6 million, respectively. No similar expenses were incurred for the same periods in the prior year. Net expenses related to this co-development agreement are recorded within research and development expenses.

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

Under the terms of the Strata Agreement, the parties will share a portion of development costs for the clinical collaboration under specified terms. Strata is eligible to receive $2.5 million upon the achievement of a development milestone, as well as regulatory and commercial milestones of up to $125.0 million and up to double-digit royalties on U.S. net sales of zimberelimab in the biomarker-identified indication. From the inception of the Agreement through June 30, 2021, the Company has made a milestone payment of $2.5 million and has incurred expenses of $3.8 million, of which $0.8 million had been reimbursed by Strata as development cost sharing. Net expenses related to this co-development agreement were recorded within research and development expenses.

As further consideration in connection with the Strata Agreement, the Company issued to Strata 1,257,651 restricted shares of its common stock with an initial measured fair value of $15.0 million, which are subject to vesting based upon the achievement of specified regulatory milestones within certain timelines. Expense relating to the restricted shares subject to these milestones is recognized if it is considered probable that the associated shares will vest. The probability of achievement is assessed at the end of each quarterly period. As of June 30, 2021, the Company determined that none of the restricted shares were probable of vesting and, as a result, no compensation expense related to the restricted shares has been recognized to date.

For the three and six months ended June 30, 2021, the Company incurred expenses pursuant to the Strata Agreement of $0.5 million and $1.1 million, respectively. Of these expenses, $0.1 million and $0.2 million, respectively, were reimbursed by Strata. For the three and six months ended June 30, 2020, the Company incurred expenses pursuant to the Strata Agreement of $0.6 million and $1.0 million, respectively, of which $0.1 and $0.2 million, respectively, have been reimbursed by Strata.

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

For each of the three and six months ended June 30, 2021, the Company incurred $0.3 million pursuant to the AstraZeneca Agreement. Expenses from this co-development agreement are recorded within research and development expenses.

Note 8. Stockholders’ Equity

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

In July 2020, the Company closed the Gilead Collaboration Agreement, Common Stock Purchase Agreement, and the Investor Rights Agreement, each signed with Gilead in May 2020. The transaction closed on July 13, 2020 following expiration of the antitrust waiting period. Upon closing, Gilead made an equity investment of approximately $200 million in the Company by purchasing 5,963,029 shares of Arcus common stock at a per share price of $33.54 pursuant to the Stock Purchase Agreement. Of the $200 million equity investment, approximately $90.6 million was determined to be a premium on the purchase of common stock and allocated to the performance obligations created by the Gilead Collaboration Agreement. See Note 7 in this Form 10-Q for further discussion of the agreements with Gilead. Net proceeds from Gilead’s equity investment were approximately $107.5 million after allocating the premium and deducting direct offering expenses of $1.9 million.

In February 2021, the Company closed the Amended and Restated Common Stock Purchase Agreement with Gilead, pursuant to which Gilead made an equity investment of approximately $220.4 million in the Company by purchasing 5,650,000 shares of the Company’s common stock at a per share price of $39.00.

Note 9. Stock-Based Compensation

The Company grants awards under its 2018 Equity Incentive Plan and the 2020 Inducement Plan. Total stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$6,968	$2,368	$13,138	$4,104
General and administrative	6,399	2,102	12,990	3,828
Total stock-based compensation	$13,367	$4,470	$26,128	$7,932

Note 10. Net Loss per Share

Basic net loss per share is calculated based on the weighted-average number of shares of the Company’s common stock during the period. Diluted net loss per share is calculated based on the weighted-average number of shares of the Company’s common stock and other dilutive securities outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(75,970)	$(45,074)	$(148,563)	$(72,827)
Denominator:
Weighted-average common shares outstanding	71,094,199	50,153,160	69,792,730	48,053,186
Less: weighted-average common shares subject to vesting	(1,348,902)	(1,596,317)	(1,371,644)	(1,633,462)
Weighted-average common shares used to compute basic and diluted net loss per share	69,745,297	48,556,843	68,421,086	46,419,724
Net loss per share: basic and diluted	$(1.09)	$(0.93)	$(2.17)	$(1.57)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	As of June 30,
	2021	2020
Common stock options issued and outstanding	12,508,782	7,201,567
Unvested restricted common stock issued as part of collaboration agreement	1,257,651	1,257,651
Unvested early exercised common stock options	73,618	311,114
Unvested restricted stock units	1,330,120	658,950
Employee Stock Purchase Plan shares	169,326	-
Total	15,339,497	9,429,282

The Company also excluded the effect of Gilead’s right to purchase additional shares of the Company’s common stock from its calculation as these rights had no intrinsic value at June 30, 2021.

Note 11. Commitments

Standby Letters of Credit

The Company has standby letters of credit up to an aggregate of $3.0 million provided as collateral for its leases. The letters of credit are secured by $3.0 million in deposits classified as restricted cash on the Company’s condensed consolidated balance sheets. At June 30, 2021 the standby letters of credit were not drawn down.

Note 12. Related parties

Relationship and transactions with Gilead Sciences, Inc. (Gilead)

As of June 30, 2021, Gilead held approximately 19.4% of the Company’s outstanding common stock. These holdings resulted from Gilead’s participation in the May 2020 Public Offering as well as purchases of stock under the stock purchase agreements. In the May 2020 public offering, Gilead purchased 2,200,000 shares of common stock for an amount of $56.7 million, net of offering costs. Under the stock purchase agreements, Gilead purchased 5,963,029 and 5,650,000 shares in July 2020 and February 2021, respectively, for a total investment of $327.8 million, net of offering costs and amounts allocated to the performance obligations created by the Gilead Collaboration Agreement. Gilead has the right, at its option, to purchase up to a maximum of 35% of the Company’s then-outstanding voting common stock, from time to time over a five-year period from the closing of the initial transaction in July 2020. Gilead also has the right under the Investor Rights Agreement to designate two individuals to be appointed to the Company’s board of directors. Pursuant to the Investor Rights Agreement, the Company appointed the Gilead designees, Merdad Parsey, M.D., Ph.D. and Michael Quigley, Ph.D., to its board of directors, in July 2020 and January 2021, respectively. See Note 7 for further discussion of the agreements with Gilead.

At June 30, 2021, the Company had a $1.3 million cost sharing receivable recorded on the condensed consolidated balance sheets under receivable from collaboration partners, to be invoiced the following quarter. The Company also had $170.0 million in deferred revenue at June 30, 2021, of which $102.4 million represented the long-term portion of revenue allocated to performance obligations not expected to be completed within one year of the balance sheet date, which was recorded in deferred revenue, noncurrent on the condensed consolidated balance sheets. The Company also had $9.7 million in contract liabilities for future development and commercialization services which Gilead prepaid, all of which was recorded in other long-term liabilities on the consolidated balance sheets.

For the three and six months ended June 30, 2021, the Company recognized $7.7 million and $15.4 million, respectively, in revenue under the Gilead Collaboration Agreement. For each of these periods, the Company also recognized reductions of $1.2 million and $6.1 million, respectively, in research and development expense, including $4.0 million of cost sharing reimbursement related to milestone expense, under the cost-sharing provisions of the agreement.

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

In 2020, we entered into an Option, License and Collaboration Agreement (Gilead Collaboration Agreement) with Gilead Sciences, Inc. (Gilead), whereby Gilead obtained rights to zimberelimab and a time-limited exclusive option to all of our current and future programs during the 10-year collaboration term. For each program to which Gilead exercises their option, the parties will co-develop globally and co-commercialize in the U.S., subject to certain exceptions, and Gilead will have the right to commercialize the program outside of the United States, subject to the rights of our existing partners to certain territories. In connection with the Gilead Collaboration Agreement, we also entered into a Common Stock Purchase Agreement (as amended and restated in January 2021), pursuant to which Gilead purchased an aggregate of 11,613,029 shares of our common stock for aggregate gross proceeds of $420.4 million and has the right, at its option from time to time over a five year period, to purchase up to a maximum ownership of 35% of our then-outstanding voting common stock, and an Investor Rights Agreement that provides for a three-year standstill, two-year lockup and the right to designate two individuals to be appointed to our Board of Directors.

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

We currently have five investigational products in clinical development. Domvanalimab (formerly referred to as AB154), our anti-TIGIT monoclonal antibody, is being evaluated in combination with zimberelimab with or without etrumadenant vs. zimberelimab monotherapy in ARC-7, our randomized Phase 2 trial in first-line metastatic PD-L1≥50% non-small cell lung cancer. In February 2021, we initiated ARC-10, our first registrational trial evaluating domvanalimab in combination with zimberelimab and zimberelimab monotherapy vs. chemotherapy in this same setting.

Etrumadenant (formerly referred to as AB928), our small molecule dual A2a/A2b adenosine receptor antagonist, is being evaluated by us in several randomized or Phase 2 trials across major tumor types, including in our ARC-4, ARC-6, ARC-7, and ARC-9 studies, as well as in two randomized Phase 1b/2 trials being conducted by Genentech (the Morpheus trials).

Quemliclustat (formerly referred to as AB680), our small-molecule CD73 inhibitor, is being evaluated in a Phase 1/1b study for the treatment of first-line metastatic pancreatic cancer (ARC-8) as well as late-line metastatic prostate cancer (ARC-6).

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

Recent Developments

In June 2021, we announced results from the first interim analysis of ARC-7, our randomized, three- arm Phase 2 trial in first-line metastatic PD-L1≥50% non-small cell lung cancer. The zimberelimab monotherapy arm showed activity similar to that of marketed anti-PD-1 antibodies studied by other companies in this setting and the domvanalimab-based combination arms showed encouraging clinical activity (measured by overall response rate). At the time of data cut off, no unexpected safety signals were observed, and the safety profile for each arm appeared to be consistent with known immune checkpoint inhibitors in this setting.

Based on the results from the interim analysis, we determined that all three arms of the ARC-7 trial, and the ongoing ARC-10 Phase 3 registrational study, should continue to enroll as planned. We and Gilead, which maintains an exclusive option to our TIGIT program, are continuing preparations for additional Phase 3 studies of domvanalimab-based combinations and are exploring development plans for combinations including domvanalimab and etrumadenant.

COVID-19 Pandemic

The degree to which COVID-19 impacts our business operations, research and development programs and financial condition remains highly uncertain and will depend on future developments, including the ultimate duration and/or severity of the outbreak, the impact of any resurgences and new variants that emerge, actions by government authorities to contain the spread of the virus, the availability, adoption and effectiveness of any vaccines, and when and to what extent normal economic and operating conditions can resume. Our management continues to actively monitor this health crisis and its effects on our operations, key vendors and workforce.

We conduct our clinical trials in the U.S. and internationally in geographic regions that are impacted by COVID-19 to varying degrees. While we have seen relatively robust enrollment in most of our ongoing Arcus-sponsored studies, disruptions caused by the COVID-19 pandemic may impact our ability to initiate, enroll, conduct or complete our ongoing or planned clinical trials. The American Cancer Society has also reported that the pandemic has led to declines in screening, diagnosis and treatment for cancer patients, which will impact the enrollment of patients in clinical trials targeting early stage cancers and retention of patients overall in our trials. Patient safety remains our paramount concern and we continue to collaborate with our existing and with new investigational sites to implement measures to minimize disruptions to patients and ensure continued access to treatment, in accordance with health authority guidance. We are unable to predict the ultimate impact of this pandemic on our ongoing and planned clinical programs.

With respect to manufacturing and supply, we believe we currently have sufficient drug supply for our ongoing clinical studies. Our third-party contract manufacturers continue to operate at or near normal levels and, at this time and subject to further COVID-19 implications, we do not anticipate any disruptions to our drug supply chain.

Our discovery programs were impacted by reduced operating capacity in our laboratories; however, our laboratory operations are returning to normal levels following the availability of vaccines to the general public and the high level of adoption among our laboratory-based personnel. As we begin to resume normal business activities, the safety, health and well-being of our employees remains a primary concern, and we may restrict our business activities or modify our employee work arrangements in order to reduce the risk of exposure to COVID-19 among our employees.

The COVID-19 pandemic continues to evolve and future developments, which are unpredictable, may result in a material, negative impact to our operations and financial condition.

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

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies relating to revenue recognition, clinical trial accruals and stock-based compensation reflect the more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements.

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2021, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 and more fully described in Note 2 of the accompanying condensed consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Change
	2021	2020	$	%
Revenues:
Collaboration revenue	$9,461	$1,750	$7,711	*
Total collaboration and license revenue	9,461	1,750	7,711	*
Operating expenses:
Research and development	68,771	35,693	33,078	93%
General and administrative	16,826	11,432	5,394	47%
Total operating expenses	85,597	47,125	38,472	82%
Loss from operations	(76,136)	(45,375)	(30,761)	68%
Non-operating income, net	166	301	(135)	-45%
Net loss	$(75,970)	$(45,074)	$(30,896)	69%

*Not meaningful

Collaboration and License Revenue

Collaboration and license revenue increased $7.7 million, from $1.8 million for the three months ended June 30, 2020 to $9.5 million for the three months ended June 30, 2021. In the three months ended June 30, 2021, we recognized $7.7 million in collaboration revenues related to Gilead’s ongoing rights to access our intellectual property in accordance with the Gilead Collaboration Agreement, as well as $1.8 million under the Taiho Agreement. In the three months ended June 30, 2020, we recognized $1.8 million under the Taiho Agreement.

Research and Development Expenses

Research and development expenses increased $33.1 million, or 93%, from $35.7 million for the three months ended June 30, 2020 to $68.8 million for the three months ended June 30, 2021. The increase in research and development expenses included an increase of $13.0 million in employee compensation costs driven by our growing headcount as well as our 2021 stock awards. Of the total change in employee compensation costs, approximately $4.6 million consists of increased non-cash stock-based compensation. Clinical costs for our ongoing studies and manufacturing costs increased $11.9 million and $8.8 million, respectively, as a result of the increased number of programs and clinical trials compared to the same quarter in the prior year. We incurred an additional $2.0 million increase in lab supplies and equipment, $1.9 million in clinical consulting costs, and $1.0 million in office and facilities expense as we expanded our development efforts. The overall increase is partially offset by a decrease of $5.0 million in milestone expense incurred and an increase of $1.2 million in reimbursements from collaboration partners. We did not incur milestone expense in the three months ended June 30, 2021, compared to $5.0 million in the same quarter in the prior year. We receive reimbursements from collaboration partners for shared expenses that reduce our research and development expense. In the current quarter we recognized approximately $1.2 million receivable from Gilead for certain applicable costs of developing zimberelimab in accordance with the Gilead Collaboration Agreement, compared to an immaterial reimbursement from our collaboration partners in the same quarter in the prior year.

General and Administrative Expenses

General and administrative expenses increased $5.4 million, or 47%, from $11.4 million for the three months ended June 30, 2020 to $16.8 million for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily due to an increase of $6.3 million in employee compensation costs driven by our growing headcount as well as our 2021 stock awards. Of the total change in employee compensation costs, approximately $4.3 million consists of increased non-cash stock-based compensation. We also incurred approximately $0.9 million in additional facilities expense due to our expanding headcount and office space. The overall increase is partially offset by a $1.9 million decrease in legal, accounting, and other consulting expenses compared to the same quarter in the prior year. In 2020, we incurred significant costs related to our transaction with Gilead and other corporate development activities.

Non-Operating Income, Net

Non-operating income, net decreased $0.1 million or 45%, from $0.3 million for the three months ended June 30, 2020 to $0.2 million for the three months ended June 30, 2021. The decrease was primarily due to lower interest income resulting from lower investment yields on our portfolio of marketable fixed-income securities during the quarter ended June 30, 2021 as compared to the same period in the prior year.

Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		Change
	2021	2020	$	%
Revenues:
Collaboration revenue	$18,922	$3,500	$15,422	*
Total collaboration and license revenue	18,922	3,500	15,422	*
Operating expenses:
Research and development	135,158	58,835	76,323	130%
General and administrative	32,647	18,440	14,207	77%
Total operating expenses	167,805	77,275	90,530	117%
Loss from operations	(148,883)	(73,775)	(75,108)	102%
Non-operating income, net	320	948	(628)	-66%
Net loss	$(148,563)	$(72,827)	$(75,736)	104%

*Not meaningful

Collaboration and License Revenue

Collaboration and license revenue increased $15.4 million, from $3.5 million for the six months ended June 30, 2020 to $18.9 million for the six months ended June 30, 2021. In the six months ended June 30, 2021, we recognized $15.4 million in collaboration revenues related to Gilead’s ongoing rights to access our intellectual property in accordance with the Gilead Collaboration Agreement, as well as $3.5 million under the Taiho Agreement. In the six months ended June 30, 2020, we recognized $3.5 million under the Taiho Agreement.

Research and Development Expenses

Research and development expenses increased $76.4 million, or 130%, from $58.8 million for the six months ended June 30, 2020 to $135.2 million for the six months ended June 30, 2021. The increase in research and development expenses included $23.5 million in employee compensation costs driven by our growing headcount as well as our 2021 stock awards. Of the total change in employee compensation costs, approximately $9.0 million consists of increased non-cash stock-based compensation. Clinical costs for our ongoing studies and manufacturing costs increased $20.9 million and $18.8 million, respectively, as a result of the increased number of programs and clinical trials compared to the same period in the prior year. The increase in research and development expenses also included a $10.0 million increase in development milestone expenses incurred, consisting of $10.0 million incurred for a milestone payment due to WuXi Biologics pertaining to zimberelimab and $5.0 million incurred for a milestone payment due to Abmuno pertaining to domvanalimab. In the same period in the prior year, we made a $5.0 million development milestone payment to Abmuno. We incurred an additional $5.0 million increase in lab supplies and equipment, and $2.6 million in office and facilities expense as we expanded our development efforts. The overall increase is partially offset by an increase in reimbursements from collaboration partners for shared expenses that reduce our research and development expense. In the six months ended June 30, 2021, we recognized approximately $6.1 million receivable from Gilead for certain applicable costs of developing zimberelimab, including $4.0 million of cost sharing reimbursement related to milestone expense incurred, in accordance with the Gilead Collaboration Agreement. Reimbursement from our collaboration partners was immaterial in the same period in the prior year.

General and Administrative Expenses

General and administrative expenses increased $14.2 million, or 77%, from $18.4 million for the six months ended June 30, 2020 to $32.6 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to $13.1 million in employee compensation costs driven by our growing headcount as well as our 2021 stock awards. Of the total change in employee compensation costs, approximately $9.2 million consists of increased non-cash stock-based compensation. We also incurred approximately $1.9 million in additional facilities expense due to our expanding headcount and office space. Additional increases in finance and recruiting expenses were largely driven by costs incurred to support our growth and ongoing compliance with public company requirements. The overall increase is partially offset by a decrease of $1.3 million in legal and other consulting expenses compared to the same quarter in the prior year. In 2020, we incurred significant costs related to our transaction with Gilead and other corporate development activities.

Non-Operating Income, Net

Non-operating income, net decreased $0.6 million or 66%, from $0.9 million for the six months ended June 30, 2020 to $0.3 million for the six months ended June 30, 2021. The decrease was primarily due to lower interest income resulting from lower investment yields on our portfolio of marketable fixed-income securities during the six months ended June 30, 2021 as compared to the same period in the prior year.

Liquidity and Capital Resources

To date, we have financed our operations primarily through net proceeds of approximately $677.1 million from equity offerings and proceeds of approximately $641.4 million from our collaboration and stock purchase agreements, including $220.4 million gross proceeds raised in February 2021 from the sale to Gilead of 5,650,000 shares of our common stock. As of June 30, 2021, we had $805.1 million of cash, cash equivalents, and investments in marketable securities, compared to $735.1 million as of December 31, 2020. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury obligations, U.S. government agency securities, and investments in corporate securities.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
Net cash (used in) provided by:	2021	2020
Operating activities	$(140,311)	$(55,215)
Investing activities	65,829	(47,017)
Financing activities	224,351	329,480
Net increase in cash, cash equivalents and restricted cash	$149,869	$227,248

Cash Used in Operating Activities

Net cash used in operating activities was $140.3 million for the six months ended June 30, 2021, as compared to $55.2 million for the same period in the prior year. The change in cash flow from operating activities is primarily due to the $75.8 million increase in our net loss to $148.6 million. The change in our net loss is primarily a result of our expanded clinical development activities and general and administrative costs incurred to support our operations. The overall increase in cash used is partially offset by year-over-year changes in non-cash items, including $18.2 million increased expense from stock-based compensation, and changes in our asset and liability balances due to the timing of payments to or from our vendors and collaborators.

Cash Provided by Investing Activities

Cash provided by investing activities was $65.8 million for the six months ended June 30, 2021 compared to $47.0 million used in investing activities for the same period in the prior year. The change in cash flow from investing activities was primarily due to net proceeds from our investments in fixed-income marketable securities. The overall cash provided by investing activities was partially offset by an increase in purchases of property and equipment, as we invested in our office and laboratory facilities.

Cash Provided by Financing Activities

Cash provided by financing activities was $224.4 million for the six months ended June 30, 2021 compared to $329.5 million in the same period in the prior year. In February 2021 we received $220.4 million from Gilead pursuant to the terms of the Amended and Restated Stock Purchase Agreement. In 2020, we received $326.2 million, net of direct offering costs, from our public offering.

Contractual Obligations and Commitments

In April 2021, we entered into a lease amendment for our existing operating leases in Hayward, California, that, among other things, extends the terms of those leases. The lease amendment includes approximately $43 million in additional undiscounted future minimum lease payments throughout the expected term and provides additional tenant improvement allowances totaling $5.8 million with options to increase the allowance by $10.9 million.

Other than the additional contractual obligations under this lease amendment, there have been no material changes to our contractual obligations outside the ordinary course of business during the six months ended June 30, 2021, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

We are relatively early in our development efforts. If we are unable to develop, obtain regulatory approval for and commercialize our investigational products, or experience significant delays in doing so, our business will be materially harmed.

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

•

Our internal information technology systems, and those of our third-party CROs and other third parties upon which we rely, are subject to failure, security breaches and other disruptions, which could result in a material disruption of our investigational products’ development programs, jeopardize sensitive information, or prevent us from accessing critical information or result in a loss of our assets, and potentially expose us to notification obligations, loss, liability or reputational damage and otherwise adversely affect our business.

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

The degree to which COVID-19 impacts our business operations, research and development programs and financial condition remains highly uncertain and will depend on future developments, including the ultimate duration and/or severity of the outbreak, the impact of any resurgences and new variants that emerge, actions by government authorities to contain the spread of the virus, the availability, adoption and effectiveness of any vaccines, and when and to what extent normal economic and operating conditions can resume. The American Cancer Society has reported that the pandemic has led to declines in screening, diagnosis and treatment for patients, which will adversely impact the enrollment of patients in clinical trials targeting early stage cancers and retention of patients overall in our trials. We conduct our clinical trials in the U.S. and internationally in geographic regions that are impacted by COVID-19 to varying degrees, and disruptions caused by the COVID-19 pandemic, including the reinstitution or extension of shelter-in-place measures and the foregoing factors will adversely impact our ability to initiate, enroll, conduct or complete our ongoing or planned clinical trials. We are unable to predict the ultimate impact of this pandemic on our programs.

Due to the availability of vaccines and rate of vaccination among our employees, our laboratory operations are returning to normal levels and we are beginning to resume normal business activities. However, the safety, health and well-being of our employees remains a primary concern. We may restrict our business activities or modify our employee work arrangements in response to new developments in the COVID-19 pandemic in order to reduce the risk of exposure among our employees, which may adversely affect our productivity.

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

We are an early-stage immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the six months ended June 30, 2021 and the year ended December 31, 2020, our net losses were $148.6 million and $122.9 million, respectively. As of June 30, 2021, we had an accumulated deficit of $476.7 million. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.

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

As of June 30, 2021, we had $805.1 million of cash, cash equivalents and investments. While we believe that our cash position will be sufficient to fund operations at least through 2023, our future capital requirements will depend on many factors, including:

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

Risks Related to the Discovery and Development of our Investigational Products

We are relatively early in our development efforts. If we are unable to develop, obtain regulatory approval for and commercialize our investigational products, or experience significant delays in doing so, our business will be materially harmed.

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

Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on our ability to successfully complete the above activities and any other activities required for the successful development and eventual commercialization of one or more of our investigational products. The success of our investigational products will further depend on factors such as:

•	the success of our collaboration with Gilead;
•	successful completion of preclinical studies;
•	permission to proceed under regulatory applications for our planned clinical trials or future clinical trials;
•	successful enrollment in, and completion of, clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;

•	establishing manufacturing capabilities or arrangements with third-party manufacturers for clinical supply and, if and when approved, for commercial supply;
•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in combination with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	developing and implementing marketing and reimbursement strategies;
•	obtaining and maintaining third-party coverage and adequate reimbursement;
•	obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our investigational products;
•	the ability to obtain clearance or approval of companion diagnostic tests, if required, on a timely basis, or at all; and
•	maintaining a continued acceptable safety profile of any product following approval.

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

For example, enrollment of oncology subjects in our clinical trials evaluating zimberelimab may be hampered by nivolumab from Bristol-Myers Squibb and pembrolizumab from Merck, both of which are approved and on the market. Subjects may opt to be treated with an approved product rather than our anti-PD-1 antibody investigational product. In addition, Roche/Genentech have initiated Phase 3 trials with their anti-TIGIT antibody, which could reduce the number of clinical sites and subjects available for ARC-7, our Phase 2 trial evaluating combinations with domvanalimab (our anti-TIGIT antibody) and ARC-10, our Phase 3 trial evaluating zimberelimab monotherapy and zimberelimab plus domvanalimab combination therapy versus chemotherapy. Similarly, we are aware that AstraZeneca is evaluating its A2aR antagonist in metastatic castration-resistant prostate cancer (mCRPC), and we may compete for clinical sites and enrollment in this patient population, which may adversely impact the rate of enrollment of the different cohorts of our Phase 2 platform trial evaluating combinations with etrumadenant in mCRPC.

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

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as a medical device and may require separate regulatory authorization prior to commercialization. Certain clinical trials that we are conducting, such as our Phase 2 ARC-7 trial and our Phase 3 ARC-10 trial, each being conducted in patients with PD-L1≥50% non-small cell lung cancer, include the use of a diagnostic test to help identify eligible patients. Our future trials may also use a diagnostic test to help identify eligible patients. In addition, we have significant efforts directed to identifying changes in various cells and proteins to understand their relationship, if any, to the clinical activity observed in our clinical trials and to assess if such cells and/or proteins could be used as predictive biomarkers to select for patients more likely to respond to our investigational products. However, we cannot be certain that we will be able to identify any such biomarkers, that such biomarkers will result in us identifying the appropriate patients for our investigational products or that we or any third-party collaborators will be able to validate any diagnostic tests incorporating any predictive biomarkers we may identify.

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

In May 2020, we entered into an option, license and collaboration agreement (the Gilead Collaboration Agreement) with Gilead Sciences, Inc. (Gilead) pursuant to which Gilead obtained an exclusive option to all of our current and future programs during the 10-year collaboration term contingent upon Gilead’s payment of up to $400.0 million. Upon Gilead’s exercise of its option to a program, the companies will co-develop and equally share global co-development costs, subject to certain opt-out rights for us, and expense caps on our spending and related subsequent adjustments. For each optioned program, provided we have not exercised our opt-out rights, we have an option to co-promote in the United States and share equally all associated profits and losses. Gilead has the right to exclusively commercialize any optioned programs outside of the U.S., subject to the rights of our existing partners to any territories, and will pay us tiered royalties as a percentage of revenues ranging from the high teens to the low twenties. In connection with the entering into of the Gilead Collaboration Agreement, we and Gilead also entered into a common stock purchase agreement and an investor rights agreement. Our agreements with Gilead pose a number of risks including, but not limited to, the following:

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
•

we have appointed two individuals designated by Gilead to our board of directors pursuant to the terms of the investor rights agreement, and Gilead owns approximately 19.4% of our outstanding common stock and will have the right (but not the obligation) to acquire additional shares from us up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock and, as a result, may be able to exert significant influence over our company;

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

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products are approved. We currently have limited manufacturing arrangements and expect that each of our investigational products will only be covered by single source suppliers for the foreseeable future. In particular, we have an exclusive relationship with WuXi Biologics, located in China, for the manufacture of our investigational biologics, including zimberelimab and domvanalimab. While we have not yet experienced any disruptions in the supply of our investigational products as a result of the COVID-19 health crisis, our reliance on limited manufacturing and supply relationships increases the risk that we will not have sufficient quantities of our investigational products or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We, or our third-party manufacturers, will need to manufacture and supply large quantities of our investigational products to support our clinical development plans. With respect to investigational products from optioned programs, we, or our third-party manufacturers, may need to produce additional quantities to support the scope of our joint clinical development program with Gilead, Gilead’s additional evaluations with its own proprietary products or Taiho’s independent clinical development plans. Furthermore, we are a party to various collaboration and supply arrangements, such as our clinical trial collaboration with AstraZeneca to evaluate domvanalimab in combination with durvalumab in patients with unresectable Stage 3 non-small cell lung cancer and our clinical trial collaboration with Genentech to evaluate etrumadenant and atezolizumab utilizing the MORPHEUS platform. We, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our investigational products in a timely or cost-effective manner, or at all, to support these collective needs. In addition, quality issues may arise during scale-up activities. If we or our manufacturing partners are unable to successfully produce or scale up the manufacture of our investigational products in sufficient quality and quantity, the development, testing and clinical trials of that investigational product may be delayed or become infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement. For example, under the Gilead Collaboration Agreement, for each program Gilead exercises its option to, it will pay an option fee that ranges from $200 million to $275 million for our clinical programs in existence when we entered into the Gilead Collaboration Agreement, and $150 million per program for all other programs that enter clinical development. Furthermore, we and Gilead will equally share global co-development costs, as well as profits and losses for the United States, subject to certain opt-out rights for us, and expense caps on our spending and related subsequent adjustments. If Gilead does not exercise its option to develop a program, our capital requirements relating to that development program will significantly increase and we may need to seek a new partner in order to develop and commercialize our investigational products from that program. Failure to realize the benefits of any collaborations or strategic alliances may further cause us to curtail the development of an investigational product, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any planned sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our investigational products or bring them to market and generate product sales revenue, which would harm our business prospects, financial condition and results of operations.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect our ability to develop and market our products.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our investigational products in any jurisdiction.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our investigational products. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

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

In addition to seeking patents for some of our technology and investigational products, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Elements of our investigational product, including processes for their preparation and manufacture, may involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

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

Some of the other products in the same class as our investigational products have already been approved or are further along in development. With respect to our dual adenosine receptor antagonist, etrumadenant, we are aware that Incyte has initiated clinical development of a dual adenosine receptor antagonist and we are aware of clinical-stage selective adenosine A2aR antagonists being developed by other companies, including AstraZeneca, Corvus, CStone, Exscientia, iTeos Therapeutics and Novartis, and a clinical-stage selective adenosine A2bR antagonist being developed by Palobiofarma. For our small-molecule CD73 inhibitor, quemliclustat (formerly referred to as AB680), we are aware of several pharmaceutical companies developing antibodies against this target, including Akeso, AstraZeneca, Bristol-Myers Squibb, Corvus, Incyte, Novartis, Symphogen/Servier and Tracon/I-Mab, all of whom have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies, such as Boehringer Ingelheim, Calithera, Merck and ORIC, have small-molecule programs against this target. Regarding our anti-PD-1 antibody, zimberelimab, multiple large pharmaceutical companies have already received regulatory approvals for their anti-PD-1/PD-L1 antibodies, including AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, and there are also many other anti-PD-1 and anti-PD-L1 antibodies in clinical development. With respect to our anti-TIGIT antibody, domvanalimab, we are aware of several pharmaceutical companies developing antibodies against this target, including Agenus, Beigene, Biothera, Bristol-Myers Squibb, Compugen, Roche/Genentech, Innovent, iTeos/GSK, Merck KGaA, Mereo and SeaGen. To our knowledge, there are no approved anti-TIGIT antibodies and the most advanced agents are in Phase 3 development.

As more investigational products within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Consequently, the results of our clinical trials for investigational products in that class will likely need to show a risk benefit profile that is competitive with or more favorable than those products and investigational products in order to obtain marketing approval or, if approved, a product label that is favorable for commercialization. If the risk benefit profile is not competitive with those products or investigational products, or if the approval of other agents for an indication or patient population significantly alters the standard of care with which we tested our investigational products, we may have developed a product that is not commercially viable, that we are not able to sell profitably or that is unable to achieve favorable pricing or reimbursement. In such circumstances, our future product revenue and financial condition would be materially and adversely affected.

Many of our competitors, such as large pharmaceutical and biotechnology companies like AstraZeneca, Bristol-Myers Squibb, Merck, Novartis and Roche/Genentech, have longer operating histories and significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and subject enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

As discussed above, some companies, such as AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, have anti-PD-1/PD-L1 antibodies that are approved and on the market, and continue to develop and seek regulatory approval for their respective anti-PD-1/PD-L1 antibodies for additional oncology indications. For example, in October 2020, the U.S. FDA approved an expanded label for Keytruda® (pembrolizumab) as monotherapy for the treatment of adult patients with relapsed or refractory classical Hodgkin lymphoma. Many other companies are developing anti-PD-1/PD-L1 antibodies for various oncology indications that are further along in development than zimberelimab. This competitive environment could limit our development opportunities for zimberelimab or compromise our ability to successfully enroll our ongoing and future clinical trials with zimberelimab by limiting the availability of clinical trial investigators, sites and/or subjects which could slow, delay or limit the progress of zimberelimab’s development. As a result of these or other problems and risks, we may never receive marketing approval for zimberelimab, may not realize the full commercial potential of zimberelimab as monotherapy or in combination with our other investigational products, may never recoup our financial investment or may never generate significant value or revenue from this asset.

Our internal information technology systems, and those of our third-party CROs and other third parties upon which we rely, are subject to failure, security breaches and other disruptions, which could result in a material disruption of our investigational products’ development programs, jeopardize sensitive information, prevent us from accessing critical information or result in a loss of our assets, and potentially expose us to notification obligations, loss, liability or reputational damage and otherwise adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information, including but not limited to intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors who have access to our confidential information.

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs and other third parties upon which we rely are vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyberattacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and other assets), which may compromise our system infrastructure, lead to data leakage, impair key business processes or other critical business operations, delay our development programs, or result in the loss of assets or other liability. We have experienced at least one intrusion into our computer systems, and, although our investigation indicates that it did not have a material adverse effect on our operations, there can be no assurance of a similar result in the future. The COVID-19 pandemic and our reliance on internet technology and the number of our employees who are working remotely has increased the opportunities for cybercriminals to exploit vulnerabilities.  Overall, there has been a significant increase in fraud schemes, including a successful social engineering attack against us through one of our employees. We cannot assure you that our data protection efforts and our investment in information technology will prevent breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition.

Furthermore, as the cyber threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and becoming increasingly difficult to detect. There can be no assurance that we and our third-party CROs and other third parties upon which we rely will be successful in detecting, preventing or fully recovering systems or data from all breakdowns, service interruptions, attacks or breaches of systems that could adversely affect our business and operations and/or result in the loss or disclosure of critical or sensitive data or other assets, which could result in financial, legal, business or reputational harm to us. Ransomware attacks have risen dramatically and we may be forced to pay to unlock our data and information, re-access our systems and resume our ability to conduct business operations. The loss of clinical trial data for our investigational products could significantly increase our costs to recover or reproduce the data and result in delays in our development programs, impair our ability to obtain marketing approval and reduce the commercial opportunity for our investigational products.

Moreover, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. In particular, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Although we maintain insurance coverage to insure against losses suffered as a result of malicious intrusions and cyberattacks, such coverage may be insufficient to fully compensate us for the loss or there may be disputes with our insurers about the availability of insurance coverage for our claims. Cyber insurance may become increasingly difficult to maintain and we may not be able to maintain coverage at a reasonable cost or in an amount adequate to compensate for any loss or satisfy any liability that may arise.

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

Adverse trade conditions may further impact our operating results or financial condition by increasing the cost of our operations. For example, we have an exclusive relationship with WuXi Biologics, located in China, for the manufacture of our investigational biologics, including zimberelimab and domvanalimab, and for biologics CMC development and if tariffs are imposed on the investigational products they manufacture for us, such tariffs would have an adverse impact on our operating results and financial condition. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Our headquarters and main research facility are located in the San Francisco Bay Area, which in the past has experienced severe earthquakes and fires. If these earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control prevented us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business.

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

In addition, our sale of 5,650,000 shares of our common stock to Gilead in February 2021, as well as future equity issuances, may result in additional ownership changes. As a result, our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be subject to limitations that could result in increased future tax liability to us. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, including a California franchise tax law limiting the usability of California state NOLs to offset taxable income in taxable years beginning on or after January 1, 2020 and before January 1, 2023, which could accelerate or permanently increase state taxes owed. Therefore, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Our operations are subject, either directly or indirectly through our customers and third-party payors, to various U.S. federal and state health care laws, including fraud and abuse, transparency and other healthcare laws and regulations, and similar laws in other jurisdictions in which we conduct our business. These laws may impact, among other things, our research and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include, but are not limited to the federal Anti-Kickback Statute; federal civil and criminal false claims laws, such as the False Claims Act (FCA); HIPAA; federal and state consumer protection and unfair competition laws; the federal transparency requirements under the Physician Payments Sunshine Act; state and foreign law equivalents of each of these federal laws; and state and foreign laws that require pharmaceutical companies to implement compliance programs. Many of these laws are discussed in detail in “Item 1. Business” of our Annual Report on Form 10-K.

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

Based upon shares outstanding as of June 30, 2021, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 36.7% of our common stock. In particular, Gilead owns approximately 19.4% of our outstanding common stock, and we have appointed its two designees to our board of directors pursuant to the terms of our investor rights agreement. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Ensuring that we have adequate internal controls over financial reporting is a costly and time-consuming effort that needs to be re-evaluated frequently. Remote work arrangements as a result of the COVID-19 pandemic have led to changes in work patterns that can make it more difficult to properly perform our controls and may create risks that result in deficiencies in the design of our controls. To the extent necessary, implementing any changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the second quarter of fiscal 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
April 1, 2021, to April 30, 2021	694	5.39	-	-
May 1, 2021 to May 31, 2021	-	-	-	-
June 1, 2021 to June 30, 2021	537	4.89	-	-
Total	1,231		-	$-

All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our common stock that had been issued upon early exercise of stock options. Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018

3.2	Amended and Restated Bylaws	8-K	001-38419	3.1	May 26, 2020
10.1	Fifth Amendment Dated April 1, 2021 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.	10-Q	001-38419	10.2	May 5, 2021
10.2*A	Third Amendment dated May 10, 2021 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics Ireland Limited.
10.3*	Separation and Consulting Agreement by and between the Company and William Grossman dated July 16, 2021.
10.4	Non-Employee Director Compensation Program	8-K	001-38419	10.1	June 7, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

*	Filed herewith.
A	Certain information has been omitted because it is both not material and is the type of information that the Registrant treats as private or confidential.
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

ARCUS BIOSCIENCES, INC.

Date:	August 5, 2021	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2021	By:	/s/ Robert C. Goeltz II
Robert C. Goeltz II
Chief Financial Officer (Principal Financial and Accounting Officer)