Form 10-Q
period 2021-09-30
Arcus Biosciences, Inc.
filed 2021-11-08
CIK 1724521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _______________

Commission File Number: 001-38419

Arcus Biosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-3898435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3928 Point Eden Way Hayward, California 94545
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

As of October 29, 2021, the registrant had 70,249,475 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$179,432	$173,415
Short-term investments	345,210	555,231
Receivable from collaboration partners ($617 and $943 from a related party)	871	1,049
Accrued interest receivable	2,201	649
Prepaid expenses and other current assets	17,574	5,471
Total current assets	545,288	735,815
Long-term investments	218,730	6,440
Property and equipment, net	28,818	10,807
Right-of-use assets	35,553	12,781
Restricted cash	3,005	203
Other long-term assets	7,896	6,246
Total assets	$839,290	$772,292
LIABILITIES
Current liabilities:
Accounts payable	$13,219	$15,682
Accrued research and development	40,470	18,307
Other accrued liabilities	14,625	9,543
Deferred revenue, current ($67,571 and $67,571 to a related party)	74,343	74,571
Other current liabilities	209	3,566
Total current liabilities	142,866	121,669
Deferred revenue, noncurrent ($94,675 and $117,808 to a related party)	94,675	122,830
Operating lease liabilities, noncurrent	48,943	15,243
Other long-term liabilities ($9,703 and $9,703 to a related party)	10,199	10,246
Total liabilities	296,683	269,988
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 70,241,590 and 65,114,685 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. Shares outstanding includes 39,142 and 1,422,784 shares issued but subject to vesting as of September 30, 2021 and December 31, 2020, respectively	7	6
Additional paid-in capital	1,097,414	830,438
Accumulated deficit	(554,722)	(328,184)
Accumulated other comprehensive (loss) income	(92)	44
Total stockholders’ equity	542,607	502,304
Total liabilities and stockholders’ equity	$839,290	$772,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
License revenue ($0, $55,096, $0 and $55,096 from a related party)	$-	$55,096	$-	$55,096
Collaboration revenue ($7,711, $7,684, $23,133 and $7,684 from a related party)	9,461	9,434	28,383	12,934
Total revenues	9,461	64,530	28,383	68,030
Operating expenses:
Research and development (($756), ($2,971), ($6,856) and ($2,971) from a related party)	71,254	51,801	206,412	110,636
General and administrative	16,343	11,177	48,990	29,617
Total operating expenses	87,597	62,978	255,402	140,253
Income (loss) from operations	(78,136)	1,552	(227,019)	(72,223)
Non-operating income (expense):
Interest and other income, net	161	270	481	1,218
Gain on deemed sale from equity method investee	-	-	-	613
Share of loss from equity method investee	-	-	-	(613)
Total non-operating income, net	161	270	481	1,218
Net income (loss)	(77,975)	1,822	(226,538)	(71,005)
Other comprehensive income (loss)	(46)	(63)	(136)	17
Comprehensive income (loss)	$(78,021)	$1,759	$(226,674)	$(70,988)
Net income (loss) per share, basic	$(1.11)	$0.03	$(3.28)	$(1.37)
Weighted-average number of shares used to compute basic net income (loss) per share	70,110,138	62,599,193	68,990,290	51,852,247
Net income (loss) per share, diluted	$(1.11)	$0.03	$(3.28)	$(1.37)
Weighted-average number of shares used to compute diluted net income (loss) per share	70,110,138	65,145,707	68,990,290	51,852,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share amounts)

	Common stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	44,212,195	$4	$369,100	$(205,326)	$64	$163,842
Issuance of common stock upon exercise of stock options	59,939	-	643	-	-	643
Vesting of early exercised stock options	77,388	-	220	-	-	220
Stock-based compensation	-	-	3,462	-	-	3,462
Other comprehensive income	-	-	-	-	224	224
Net loss	-	-	-	(27,753)	-	(27,753)
Balance at March 31, 2020	44,349,522	$4	$373,425	$(233,079)	$288	$140,638
Issuance of common stock in public offering, net of $21,629 offering costs (2,200,000 shares and $56,738, net of $3,762 offering costs, from a related party)	12,650,000	2	326,244	-	-	326,246
Issuance of common stock upon exercise of stock options	216,286	-	1,751	-	-	1,751
Vesting of early exercised stock options	64,501	-	216	-	-	216
Issuance of common stock under Employee Stock Purchase Plan	91,859	-	607	-	-	607
Stock-based compensation	-	-	4,470	-	-	4,470
Other comprehensive loss	-	-	-	-	(144)	(144)
Net loss	-	-	-	(45,074)	-	(45,074)
Balance at June 30, 2020	57,372,168	$6	$706,713	$(278,153)	$144	$428,710
Issuance of common stock and rights to purchase additional shares to related party in accordance with Gilead Purchase Agreement, net of $1,931 offering costs	5,963,029	-	107,468	-	-	107,468
Issuance of common stock upon exercise of stock options	30,039	-	270	-	-	270
Vesting of early exercised stock options	60,209	-	208	-	-	208
Stock-based compensation	-	-	6,002	-	-	6,002
Other comprehensive loss	-	-	-	-	(63)	(63)
Net income	-	-	-	1,822	-	1,822
Balance at September 30, 2020	63,425,445	$6	$820,661	$(276,331)	$81	$544,417

Balance at December 31, 2020	63,691,901	$6	$830,438	$(328,184)	$44	$502,304
Issuance of common stock and rights to purchase additional shares in accordance with Amended and Restated Gilead Purchase Agreement, net of $55 offering costs	5,650,000	1	220,295	-	-	220,296
Issuance of common stock upon exercise of stock options and vesting of restricted stock	200,828	-	1,885	-	-	1,885
Vesting of early exercised stock options	54,039	-	183	-	-	183
Stock-based compensation	-	-	12,761	-	-	12,761
Other comprehensive loss	-	-	-	-	(46)	(46)
Net loss	-	-	-	(72,593)	-	(72,593)
Balance at March 31, 2021	69,596,768	$7	$1,065,562	$(400,777)	$(2)	$664,790
Issuance of common stock upon exercise of stock options and vesting of restricted stock	269,369	-	843	-	-	843
Vesting of early exercised stock options	36,245	-	175	-	-	175
Issuance of common stock under Employee Stock Purchase Plan	140,408	-	1,394	-	-	1,394
Stock-based compensation	-	-	13,367	-	-	13,367
Other comprehensive loss	-	-	-	-	(44)	(44)
Net loss	-	-	-	(75,970)	-	(75,970)
Balance at June 30, 2021	70,042,790	$7	$1,081,341	$(476,747)	$(46)	$604,555
Issuance of common stock upon exercise of stock options and vesting of restricted stock	125,182	-	1,318	-	-	1,318
Vesting of early exercised stock options	34,476	-	170	-	-	170
Stock-based compensation	-	-	14,585	-	-	14,585
Other comprehensive loss	-	-	-	-	(46)	(46)
Net loss	-	-	-	(77,975)	-	(77,975)
Balance at September 30, 2021	70,202,448	$7	$1,097,414	$(554,722)	$(92)	$542,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flow from operating activities
Net loss	$(226,538)	$(71,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	40,713	13,934
Depreciation and amortization	2,583	2,371
Amortization of right-of-use assets	1,701	552
Amortization of premiums on investments	2,804	(333)
Changes in operating assets and liabilities:
Receivable from collaboration partners ($326 and ($2,504) from a related party)	178	(2,447)
Prepaid expenses and other current assets	(5,290)	(6,906)
Other long-term assets	750	(1,373)
Accounts payable	(5,424)	3,165
Accrued research and development	19,163	23,665
Other accrued liabilities	5,082	2,485
Other current liabilities ($0 and $1,869 to a related party)	-	1,869
Deferred revenue (($23,133) and $193,140 to a related party)	(28,383)	187,890
Operating lease liabilities	(1,405)	(790)
Other long-term liabilities ($0 and $7,344 to a related party)	(2)	7,973
Net cash used in operating activities	(194,068)	161,050
Cash flow from investing activities
Purchases of short-term and long-term investments	(584,850)	(568,903)
Proceeds from maturities of short-term and long-term investments	572,140	135,300
Sales of short-term and long-term investments	7,500	1,003
Purchases of property and equipment	(17,572)	(1,536)
Net cash used in investing activities	(22,782)	(434,136)
Cash flow from financing activities
Proceeds from issuance of common stock ($220,235 and $164,207 from a related party)	220,235	433,776
Proceeds from issuance of common stock pursuant to equity award plans	5,440	3,271
Repurchase of unvested shares of stock	(6)	(49)
Net cash provided by financing activities	225,669	436,998
Net increase in cash and cash equivalents	8,819	163,912
Cash, cash equivalents and restricted cash at beginning of period	173,618	58,140
Cash, cash equivalents and restricted cash at end of period	$182,437	$222,052

Supplemental disclosures:
Cash paid for amounts included in measurement of lease liabilities	$3,074	$1,572
Cash received from tenant improvement allowances	$792	$-
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$24,473	$13,004
Recognition of tenant improvement allowance receivable included in other current assets	$10,598	$979
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	$4,605	$245
Unpaid portion of other assets included in accrued research and development	$3,000	$-
Vesting of early exercised stock options and restricted stock	$529	$643
Unpaid portion of financing costs included in accrued liabilities	$-	$61

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization

Description of Business

Arcus Biosciences, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on creating best-in-class cancer therapies. The Company’s initial focus has been on well-characterized biological pathways with significant scientific data supporting their importance. Since its inception in 2015, the Company has built a robust and highly efficient drug discovery capability to create highly differentiated small molecules, which the Company is developing in combination with its in-licensed monoclonal antibodies through rationally designed, indication-specific clinical trial designs. The Company currently has six investigational products in clinical development: domvanalimab (formerly referred to as AB154), etrumadenant (formerly referred to as AB928), quemliclustat (formerly referred to as AB680), zimberelimab (formerly referred to as AB122), AB308 and AB521.

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash and investments of $743.4 million, which are cash, cash equivalents, and investments in marketable securities, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the date of filing of this report.

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

Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future period. The balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Reconciliation of Cash, Cash Equivalents, and Restricted Cash as Reported in Condensed Consolidated Statements of Cash Flows

Restricted cash at September 30, 2021 and 2020 represents cash balances held as security in connection with the Company’s facility lease agreements. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the total shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2021	2020
Cash and cash equivalents	$179,432	$221,849
Restricted cash	3,005	203
Cash, cash equivalents and restricted cash	$182,437	$222,052

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

Leases and Rent Expense

The Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases and related tenant improvement allowances receivable are included in operating lease right-of-use assets, prepaid expenses and other current assets, and operating lease liabilities, noncurrent in our condensed consolidated balance sheets at September 30, 2021 and December 31, 2020. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy as of September 30, 2021 and December 31, 2020. The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2021
	Total	Level 1 (Quoted Prices in Active Markets For Identical Assets)	Level 2 (Significant Other Observable Remaining Inputs)	Level 3 (Significant Other Unobservable Remaining Inputs)
Money market funds	$172,431	$172,431	$-	$-
U.S. treasury securities	109,946	-	109,946	-
Corporate securities and commercial paper	460,995	-	460,995	-
Total assets measured at fair value	$743,372	$172,431	$570,941	$-

	December 31, 2020
	Total	Level 1 (Quoted Prices in Active Markets For Identical Assets)	Level 2 (Significant Other Observable Remaining Inputs)	Level 3 (Significant Other Unobservable Remaining Inputs)
Money market funds	$146,468	$146,468	$-	$-
U.S. treasury securities	301,112	-	301,112	-
U.S. government agency obligations	25,001	-	25,001	-
Corporate securities and commercial paper	262,505	-	262,505	-
Total assets measured at fair value	$735,086	$146,468	$588,618	$-

Classified as (with contractual maturities):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$179,432	$173,415
Short-term investments (due within one year)	345,210	555,231
Long-term investments (due between one and three years)	218,730	6,440
Total cash, cash equivalents and investments in marketable securities	$743,372	$735,086

Investments in marketable securities are classified as available-for-sale. At September 30, 2021 and December 31, 2020, the balance in the Company’s accumulated other comprehensive income related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale marketable securities as of September 30, 2021 and December 31, 2020, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the periods then ended. The Company has not recognized any allowances for credit losses given the nature of its receivables and investment portfolio and the immaterial amount of unrealized losses on available for sale securities. No credit related losses have been recognized for any of the periods presented. The fair value and amortized cost of investments in marketable securities by major security type as of September 30, 2021 and December 31, 2020 are presented in the tables that follow (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of September 30, 2021:
Money market funds	$172,431	$-	$-	$172,431
U.S. treasury securities	109,972	9	(35)	109,946
Corporate securities and commercial paper	461,061	53	(119)	460,995
Total	$743,464	$62	$(154)	$743,372

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2020:
Money market funds	$146,468	$-	$-	$146,468
U.S. treasury securities	301,075	38	(1)	301,112
U.S. government agency obligations	24,997	4	-	25,001
Corporate securities and commercial paper	262,502	15	(12)	262,505
Total	$735,042	$57	$(13)	$735,086

Note 4. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Accrued personnel expenses	$13,499	$8,632
Professional fees	523	295
Other	603	616
Total	$14,625	$9,543

Note 5. Equity Investment in PACT Pharma

The Company owns approximately 3.6 million shares of common stock, 1.0 million shares of Series A preferred stock, and warrants to purchase additional stock of PACT Pharma, Inc. (PACT Pharma), a privately-held clinical-stage biopharmaceutical company focused on pioneering individualized, non-viral precision genome engineered, tumor-specific T cell therapies for the treatment of patients with solid tumors. This interest in PACT Pharma is accounted for as an equity method investment, and as a result the Company records its share of PACT Pharma’s operating results in interest and other income, net, in its condensed consolidated statements of operations and comprehensive loss. The investment balance was zero at September 30, 2021 and December 31, 2020 and the Company is not required to record losses beyond the carrying amount of the investment as it has no obligation to provide further cash financing to PACT Pharma. The investment had an immaterial impact on the condensed consolidated statements of operations and comprehensive loss, as well as the statement of cash flows, for each of the three and nine months ended September 30, 2021 and 2020.

At September 30, 2021 and December 31, 2020, the Company determined the fair value of the warrants to be insignificant to the condensed consolidated financial statements.

Note 6. Leases

In April 2021, the Company amended the non-cancelable operating lease for its corporate headquarters, which includes approximately 136,293 square feet of executive offices and research and development and business operations, in an office park in Hayward, California. The amended lease added 14,460 square feet of additional space in a new lease expected to commence in 2022, and extended the term of the existing leases through at least December 31, 2031. Once the lease of additional space commences, the

Company’s leased space in Hayward will total 150,753 square feet. Any extension periods defined under previous amendments were cancelled under the lease amendment and replaced by two options to extend the lease term for the entire 150,753 square feet then under lease in the Hayward premises for a period of eight years each. The Company also leases space in Brisbane, California under a non-cancelable operating lease that is expected to commence in the fourth quarter of 2021 and extend through December 31, 2031.

At September 30, 2021 the Company’s lease portfolio had a weighted average remaining term of 10.3 years. The leases require monthly lease payments that are subject to annual increases throughout the lease term. The optional extension periods have not been considered in the determination of the right-of-use assets or lease liabilities associated with this lease as the Company did not consider it reasonably certain it would exercise the option.

The weighted average discount rate for the Company’s lease portfolio at September 30, 2021 was 5.2%.

Lease expense is included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2021, the Company incurred lease expense of $1.5 million and $4.1 million, respectively, in relation to its operating leases. For the same periods in the prior year, the Company incurred lease expense of $0.7 million and $1.8 million, respectively. Lease costs include variable rent expense, which consists primarily of the Company’s proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components. Short-term lease costs were zero and $0.3 million for the three and nine months ended September 30, 2021, respectively. The Company incurred zero and $0.1 million in short-term lease costs for the same periods in the prior year.

At September 30, 2021, the Company’s operating lease right-of-use asset totaled $35.6 million, and the operating lease liability totaled $51.7 million. The difference between the amount of the right-of-use asset and the lease liabilities relates to the incentives the Company received upon signing the original leases and its most recent amendment, of which approximately $10.8 million is expected to be received within one year of September 30, 2021 and is recorded in prepaid expenses and other current assets, net of the $2.8 million short-term portion of the operating lease liability. The long term portion of the lease liability was $48.9 million at September 30, 2021 and is reported on the balance sheet as operating lease liability, noncurrent.

As of September 30, 2021, the Company’s future minimum lease payments were as follows (in thousands):

Operating
Year Ending December 31,	Leases
2021 (from October to December)	$1,159
2022	5,722
2023	5,908
2024	6,101
2025	6,302
Thereafter	42,489
Total undiscounted future minimum lease payments	67,681
Less: Imputed interest	(15,905)
Less: Tenant improvement allowance receivable	(10,785)
Total operating lease liabilities	40,991
Tenant improvement allowance expected to be received in less than one year, net of current portion of lease liability (included in prepaid expenses and other current assets)	7,952
Operating lease liabilities, noncurrent	$48,943

Total undiscounted future minimum lease payments do not include approximately $90.3 million and $5.3 million, respectively, related to the Company’s Brisbane lease and its additional space in Hayward, neither of which have yet commenced. The Brisbane lease is expected to commence during the fourth quarter of 2021 and the additional Hayward lease is expected to commence in 2022, both with terms through at least December 31, 2031.

The Company has provided deposits for letters of credit totaling $3.0 million to secure its obligations under its leases, which have been classified as restricted cash on the Company’s condensed consolidated balance sheet as of September 30, 2021.

Note 7. License and Collaboration Agreements

The following table summarizes the revenues for the three and nine months ended September 30, 2021 and 2020 received as a result of the Company’s collaboration agreements with Gilead Sciences, Inc. (Gilead) and Taiho Pharmaceutical Co., Ltd. (Taiho):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
License revenue	$-	$55,096	$-	$55,096
Collaboration revenue	9,461	9,434	28,383	12,934
Total revenues	$9,461	$64,530	$28,383	$68,030

The following table summarizes details of revenues for the three and nine months ended September 30, 2021 and 2020 by collaboration and by category of revenue:

			Three Months Ended September 30,		Nine Months Ended September 30,
Revenues recognized:	Over time	Point in time	2021	2020	2021	2020
Gilead license to zimberelimab		*	$-	$55,096	$-	$55,096
Gilead access rights related to the Company's research and development pipeline	*		7,711	7,684	23,133	7,684
Taiho collaboration agreement	*		1,750	1,750	5,250	5,250
Total revenues			$9,461	$64,530	$28,383	$68,030

The Company recognized the following revenue as a result of changes in the deferred revenue balance during the period below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue recognized in the period from:	2021	2020	2021	2020
Amounts included in deferred revenue at the beginning of the period	$9,461	$1,750	$28,383	$5,250
Performance obligations satisfied in previous period	-	-	-	-

Gilead Sciences, Inc.

On May 27, 2020, the Company entered into an Option, License and Collaboration Agreement (Gilead Collaboration Agreement), Common Stock Purchase Agreement (the Stock Purchase Agreement), and Investor Rights Agreement, (collectively, the Gilead Agreements), each with Gilead Sciences, Inc. (Gilead). The transaction closed on July 13, 2020 following expiration of the antitrust waiting period. Upon closing, Gilead made an upfront payment of $175 million pursuant to the Gilead Collaboration Agreement, and made an equity investment of approximately $200 million in the Company by purchasing 5,963,029 shares of Arcus common stock at a per share price of $33.54 pursuant to the Stock Purchase Agreement. Pursuant to the Investor Rights Agreement, the Company appointed two Gilead designees to the Company’s Board of Directors. See Note 12 for further discussion of the agreements with Gilead.

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

Gilead's option, on a program-by-program basis, will expire after a proscribed period, following the achievement of a development milestone in such program and the Company's delivery to Gilead of the requisite data package. If Gilead exercises its option in a timely manner, after obtaining any applicable anti-trust approvals, Gilead shall pay the Company an option fee that ranges from $200 million to $275 million per program for the Company’s clinical programs in existence at the date of the agreement, and $150 million per program for all other programs that enter clinical development thereafter should Gilead elect to exercise its options. Gilead may exercise its option to any program at any time prior to expiration of the option. The Company may incur consulting fees to a third party if Gilead exercises its option to certain programs on or before December 31, 2022, ranging from $2.0 million to $4.5 million for those programs.

Upon closing of Gilead’s exercise of its option to a program, the two companies will co-develop and equally share global development costs for the joint development program, subject to certain opt-out rights of the Company, and expense caps on the Company’s spending and related subsequent adjustments. For each optioned program, provided the Company has not exercised its opt-out rights, the Company has an option to co-promote in the United States with equal sharing of related profits and losses. Gilead has the right to exclusively commercialize any optioned programs outside of the U.S., subject to the rights of the Company’s existing partners to any territories, and Gilead will pay to the Company tiered royalties as a percentage of revenues ranging from the high teens to the low twenties.

Pursuant to the Stock Purchase Agreement and the Investor Rights Agreement, Gilead has the right, at its option, to purchase additional shares from the Company, up to a maximum of 35% of the Company’s then-outstanding voting common stock, from time to time over a five-year period from closing of the initial transaction, at a purchase price equal to the greater of a 20% premium to market (based on a trailing five-day average closing price) at the time Gilead exercises such option, and the $33.54 initial purchase price. Based on the value of the Company’s common stock at the contract closing, the right to purchase additional shares had no value. In January 2021, the Company and Gilead entered into an Amended and Restated Common Stock Purchase Agreement, which amended and restated in its entirety the Common Stock Purchase Agreement, pursuant to which Gilead purchased 5,650,000 shares of the Company’s common stock at a purchase price of $39.00 per share for total gross proceeds of $220.4 million. All other terms of the original Stock Purchase Agreement remain unchanged. The Investor Rights Agreement also includes a three-year standstill and a two-year lockup and provides Gilead with registration rights commencing at the end of the lockup period, pro rata participation rights in certain future financings and the right to designate two individuals to be appointed to the Company’s Board of Directors.

The Company’s assessment of the transaction price included an analysis of amounts it expected to receive, which at contract inception consisted of the upfront cash payment of $175.0 million due upon contract closing in July 2020, the $100.0 million payment related to the research and development access rights due in 2022, and the $90.6 million premium resulting from Gilead’s purchase of common stock. All payments to date have been made by Gilead as they became due and payable. Given this successful collection history, the Company considers the entire $365.6 million outlined above to be the initial transaction price.

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

Etrumadenant option

Gilead has the right to exercise an option for exclusive rights to etrumadenant, the Company’s adenosine receptor program, in exchange for an option payment of $250.0 million, that expires after a proscribed period following the Company’s achievement of certain development milestones. The Company calculated the standalone selling price of this program using a discounted cash flow method and concluded that it exceeded the price of the option, creating a material right and a distinct performance obligation. If the option is exercised, the performance obligations associated with the option will be identified and the Company will determine the accounting for the option’s transaction price. If the exercise occurs on or before December 31, 2022, the Company will also incur $4.5 million in consulting fees to a third party. If the option is allowed to lapse, the Company will recognize any deferred revenue allocated to the option at the time of the lapse.

At September 30, 2021, the Company had $127.0 million of deferred revenue on its condensed consolidated balance sheets related to this performance obligation. The Company has evaluated the program’s status as of the balance sheet date and believes that some or all of the revenue associated with the opt-in will be recognized within the minimum four-year term of the Gilead Collaboration Agreement.

Domvanalimab option

Gilead has the right to exercise an option for exclusive rights to domvanalimab, the Company’s anti-TIGIT monoclonal antibody, in exchange for an option payment of $275.0 million, that expires after a proscribed period following the Company’s achievement of certain development milestones. In addition to the option payment, the Company has the right to receive clinical and regulatory milestones totaling up to $500 million. The Company calculated the standalone selling price of this program using a discounted cash flow method and concluded that it exceeded the price of the option, creating a material right and a distinct performance obligation. If the option is exercised, the performance obligations associated with the option will be identified and the Company will determine the accounting for the option’s transaction price. If the exercise occurs on or before December 31, 2022, the Company will also incur $4.5 million in consulting fees to a third party. If the option is allowed to lapse, the Company will recognize any deferred revenue allocated to the option at the time of the lapse.

At September 30, 2021, the Company had $36.7 million of deferred revenue on its condensed consolidated balance sheets related to this performance obligation. The Company has evaluated the program’s status and believes that revenue associated with the opt-in will be recognized within one year. As of September 30, 2021, Gilead's option rights remained outstanding and no clinical or regulatory milestones had been achieved under this agreement.

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

At September 30, 2021, the Company had $98.6 million of deferred revenue on its consolidated balance sheets related to this performance obligation, classified between current and noncurrent based on the amortization of the revenue.

Development and commercialization services for zimberelimab monotherapy

In conjunction with the license, the Company determined there existed a separate obligation to perform further development and commercialization services for Gilead related to zimberelimab monotherapy. The standalone selling price of this obligation was determined using an expected cost-plus margin approach. This obligation includes a 50/50 share of the costs associated with all future development and commercialization of zimberelimab as a monotherapy. The portion of the transaction price allocated to this performance obligation has been allocated in accordance with the total costs forecast for the development and commercialization of zimberelimab as a monotherapy. The Company will recognize the amounts allocated to these services as the performance obligation is satisfied. Any additional payments received from or payments made to Gilead for the 50/50 cost share will be recognized as a reduction or an increase to R&D expense, respectively.

At September 30, 2021, the Company had $9.7 million of contract liabilities on its consolidated balance sheets related to this performance obligation. The Company has evaluated the program’s status and believes that revenue associated with these services will be recognized over the full term of the contract. As of September 30, 2021, no revenue had been recognized from this performance obligation.

Gilead was also granted option rights to programs not yet in development. These programs were not determined to be performance obligations at contract inception, as there are no identified programs, revenues, or costs to compare against the option price.

Prepaid expenses

The Company incurred $7.3 million in expenses to obtain the contract, which consisted of consultant and legal fees that were directly connected to the successful completion of the Gilead Agreements. The Company determined that $1.9 million of these expenses were related to the Stock Purchase Agreement and recorded them as offering costs. The Company allocated the remaining expenses between the various performance obligations, to be recognized when the underlying revenue is recognized. The portion allocated to the delivery of zimberelimab was recognized immediately, and the portion allocated to the remaining performance obligations will be recognized with timing consistent with the associated performance obligation. During the three and nine months ended September 30, 2021, the Company recognized $0.1 million and $0.3 million, respectively, in expense from the amortization of these assets. At September 30, 2021, the Company had $3.9 million in prepaid expenses from costs to obtain the Gilead Agreements, of which $1.0 million was recorded in prepaid expenses and other current assets and $2.9 million was recorded in other long-term assets.

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

Based on the nature of the clinical and regulatory milestones, such as the regulatory approvals which are not within the Company’s control, the Company will not consider achievement of such milestones to be probable until the uncertainty associated with the milestones has been resolved. When it is probable that a significant reversal of revenue will not occur, the milestone payment will be added to the transaction price, which will then be allocated to each performance obligation, on a relative standalone selling price basis, for which the Company recognizes revenue. As of September 30, 2021, no clinical or regulatory milestones had been achieved under the Taiho Agreement.

The Company also considers the contingent payments due from Taiho upon the achievement of specified sales volumes to be similar to royalty payments. The Company considers the license to be the predominant item to which the royalties relate. The Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). As of September 30, 2021, no sales milestone or royalty revenue has been recognized.

The Taiho Agreement shall remain in effect until expiry of all Royalty Terms for the licensed products, in each case subject to certain exceptions.

WuXi Biologics License Agreements

The Company entered into a license agreement (the WuXi PD-1 Agreement) with WuXi Biologics in August 2017, as subsequently amended, in which it obtained an exclusive license to develop, use, manufacture, and commercialize products including an anti-PD-1 antibody worldwide except for Greater China. From the inception of the WuXi PD-1 Agreement through September 30, 2021, the Company has made upfront and milestone payments of $41.0 million and incurred sub-license fees of $11.3 million. These payments were recorded as research and development expense, as the products had not reached technological feasibility and did not have an alternative future use. The WuXi PD-1 Agreement also provides for clinical and regulatory milestone payments, commercialization milestone payments of up to $375.0 million, and tiered royalty payments to be made to WuXi Biologics that range from the high single-digits to low teens of net sales by the Company of licensed products.

The Company incurred zero and $10.0 million, respectively, in development milestone expense under the WuXi PD-1 Agreement during the three and nine months ended September 30, 2021.

In December 2020, the Company entered into a separate license agreement (the WuXi CD-39 Agreement) with WuXi Biologics to develop anti-CD39 antibodies. Under the agreement, the Company was granted exclusive worldwide rights to anti-CD39 antibodies discovered under the collaboration and will be responsible for the further development and commercialization of those antibodies. From the inception of the WuXi CD-39 Agreement through September 30, 2021, the Company has paid $0.5 million in upfront payments which was recorded in research and development expense, as the products are still in research stage. The WuXi CD-39 Agreement provides for clinical and regulatory milestone payments totaling $16.5 million, and royalty payments in the low single digits of net sales by the Company of licensed products.

The Company incurred no development milestone expense under the WuXi CD-39 Agreement during the three and nine months ended September 30, 2021.

Abmuno License Agreement

In December 2016, the Company entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) in which it obtained a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab (formerly referred to as AB154). Under the Abmuno Agreement, the Company has made upfront and milestone payments totaling $14.6 million as of September 30, 2021. The Abmuno Agreement also provides for additional clinical, regulatory and commercialization milestone remaining payments of up to $93.0 million as of September 30, 2021.

The Company incurred zero and $5.0 million in development milestone expense under the Abmuno Agreement during the three and nine months ended September 30, 2021. The Company incurred $3.0 million in development milestone expense under the Abmuno Agreement during the three and nine months ended September 30, 2020.

Strata Collaboration Agreement

On April 30, 2019, the Company and Strata Oncology, Inc. (Strata) entered into a Co-Development and Collaboration Agreement (the Strata Agreement) to pursue a clinical development collaboration utilizing Strata’s precision drug development platform and proprietary biomarkers to evaluate zimberelimab, the Company’s clinical-stage anti-PD-1 antibody, in patients in a tumor-agnostic fashion. Under the terms of the Strata Agreement, the parties share a portion of development costs for the clinical collaboration. From the inception of the Agreement through September 30, 2021, the Company has made a milestone payment of $2.5 million and has incurred expenses of $4.5 million, of which $0.9 million had been reimbursed by Strata as development cost sharing. Net expenses related to this co-development agreement were recorded within research and development expenses.

As further consideration in connection with the Strata Agreement, the Company issued to Strata 1,257,651 restricted shares of its common stock in April 2019 with an initial measured fair value of $15.0 million, which were subject to vesting based upon the achievement of specified regulatory milestones within certain timelines. In September 2021, the Company and Strata agreed to cancel the full amount of the restricted shares upon final determination that the biomarker indications were unlikely to be successful given the evolution of the competitive landscape.

For the three and nine months ended September 30, 2021, the Company incurred expenses pursuant to the Strata Agreement of $0.7 million and $1.8 million, respectively. Of these expenses, $0.1 million and $0.3 million, respectively, were reimbursed by Strata. For the three and nine months ended September 30, 2020, the Company incurred expenses pursuant to the Strata Agreement of $0.3 million and $1.2 million, respectively. Of these expenses, $0.1 and $0.2 million, respectively, were reimbursed by Strata.

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

For the three and nine months ended September 30, 2021, the Company incurred $0.3 million and $0.6 million, respectively, of expenses pursuant to the AstraZeneca Agreement. Expenses from this co-development agreement are recorded within research and development expenses.

Genentech Collaboration Agreement

In December 2019, the Company and Genentech, through F. Hoffmann-La Roche Ltd (collectively, Genentech) entered into a Master Clinical Collaboration Agreement (the Genentech Agreement) pursuant to which the parties may conduct combination clinical studies involving Genentech’s monoclonal antibody, atezolizumab, and the Company’s investigational products. Pursuant to the Genentech Agreement, the parties entered into Trial Supplements for the evaluation of etrumadenant and atezolizumab utilizing the MORPHEUS platform in two separate study indications: second and third line metastatic colorectal cancer and first line metastatic pancreatic cancer. The Company and Genentech each supply their respective investigational products for use in the collaboration studies and share a portion of the development costs under specific terms as set forth in the agreement. For each of the three and nine months ended September 30, 2021 and 2020, the Company recorded immaterial net expenses related to this co-development agreement within research and development expenses.

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

Note 9. Stock-Based Compensation

The Company grants awards under its 2018 Equity Incentive Plan and the 2020 Inducement Plan. Total stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$7,949	$3,075	$21,087	$7,179
General and administrative	6,636	2,927	19,626	6,755
Total stock-based compensation	$14,585	$6,002	$40,713	$13,934

Note 10. Net Income (Loss) per Share

Basic net income (loss) per share is calculated based on the weighted-average number of shares of the Company’s common stock during the period. Diluted net income (loss) per share is calculated based on the weighted-average number of shares of the Company’s common stock and other dilutive securities outstanding during the period. Potentially dilutive securities are excluded from the calculation if their inclusion would have been antidilutive. The potentially dilutive shares of the Company's common stock resulting from the assumed exercise of outstanding stock options and equivalents were determined under the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(77,975)	$1,822	$(226,538)	$(71,005)
Denominator:
Weighted-average common shares outstanding	71,286,685	64,132,283	70,296,187	53,452,007
Less: weighted-average common shares subject to vesting	(1,176,547)	(1,533,090)	(1,305,897)	(1,599,760)
Weighted-average common shares used to compute basic net income (loss) per share	70,110,138	62,599,193	68,990,290	51,852,247
Dilutive effect of stock options	-	2,538,926	-	-
Dilutive effect of ESPP	-	7,588	-	-
Weighted-average common shares used to compute diluted net income (loss) per share	70,110,138	65,145,707	68,990,290	51,852,247
Net income (loss) per share: basic	$(1.11)	$0.03	$(3.28)	$(1.37)
Net income (loss) per share: diluted	$(1.11)	$0.03	$(3.28)	$(1.37)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock options issued and outstanding	12,625,226	1,518,386	12,625,226	7,841,220
Unvested restricted stock units	1,361,008	653,950	1,361,008	653,950
Employee Stock Purchase Plan shares	166,461	12,966	166,461	79,848
Unvested early exercised common stock options	39,142	-	39,142	240,977
Unvested restricted common stock issued as part of collaboration agreement	-	1,257,651	-	1,257,651
Total	14,191,837	3,442,953	14,191,837	10,073,646

The Company also excluded the effect of Gilead’s right to purchase additional shares of the Company’s common stock from its calculation as these rights had no intrinsic value at September 30, 2021.

Note 11. Commitments

Standby Letters of Credit

The Company has standby letters of credit up to an aggregate of $3.0 million provided as collateral for its leases. The letters of credit are secured by $3.0 million in deposits classified as restricted cash on the Company’s condensed consolidated balance sheets. At September 30, 2021 the standby letters of credit were not drawn down.

Note 12. Related parties

Relationship and transactions with Gilead Sciences, Inc. (Gilead)

As of September 30, 2021, Gilead held approximately 19.7% of the Company’s outstanding common stock. These holdings resulted from Gilead’s participation in the May 2020 Public Offering as well as purchases of stock under the stock purchase agreements. In the May 2020 public offering, Gilead purchased 2,200,000 shares of common stock for an amount of $56.7 million, net of offering costs. Under the stock purchase agreements, Gilead purchased 5,963,029 and 5,650,000 shares in July 2020 and February 2021, respectively, for a total investment of $327.8 million, net of offering costs and amounts allocated to the performance obligations created by the Gilead Collaboration Agreement. Gilead has the right, at its option, to purchase up to a maximum of 35% of the Company’s then-outstanding voting common stock, from time to time over a five-year period from the closing of the initial transaction in July 2020. Gilead also has the right under the Investor Rights Agreement to designate two individuals to be appointed to the Company’s Board of Directors. Pursuant to the Investor Rights Agreement, the Company appointed the Gilead designees, Merdad Parsey, M.D., Ph.D. and Michael Quigley, Ph.D., to its Board of Directors, in July 2020 and January 2021, respectively. In August 2021, in connection with his departure from Gilead, Dr. Quigley resigned from the Company’s Board of Directors. In his place and pursuant to the Investor Rights Agreement, the Company appointed Linda Higgins, Ph.D., Senior Vice President of Research, External Innovation at Gilead, to its board. See Note 7 for further discussion of the agreements with Gilead.

At September 30, 2021, the Company had a $0.6 million cost sharing receivable recorded on the condensed consolidated balance sheets under receivable from collaboration partners, to be invoiced the following quarter. The Company also had $162.2 million in deferred revenue at September 30, 2021, of which $94.7 million represented the long-term portion of revenue allocated to performance obligations not expected to be completed within one year of the balance sheet date, which was recorded in deferred revenue, noncurrent on the condensed consolidated balance sheets. The Company also had $9.7 million in contract liabilities for future development and commercialization services for zimberelimab as a monotherapy which Gilead prepaid, all of which was recorded in other long-term liabilities on the consolidated balance sheets.

For the three and nine months ended September 30, 2021, the Company recognized $7.7 million and $23.1 million, respectively, in revenue under the Gilead Collaboration Agreement. For each of these periods, the Company also recognized reductions of $0.8 million and $6.9 million, respectively, in research and development expense, including $4.0 million of cost sharing reimbursement related to milestone expense, under the cost-sharing provisions of the agreement.

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

Note 13. Subsequent event

BVF Agreement

In the fourth quarter of 2021, the Company and BVF Partners L.P. (BVF) entered into an agreement (the BVF Agreement) under which BVF will pay up to $15 million to the Company for the discovery and development of compounds for the treatment of inflammatory diseases (the Program). The Company received $5 million from BVF in the fourth quarter of 2021. In return, the Company is obligated to make milestone payments upon the achievement of certain clinical and regulatory milestones and will pay royalties based on net sales of products generated by the Program. The agreement also provides BVF with the option to provide an additional $10 million in funding for the Program in exchange for an increase in the royalty rate. Consistent with the terms of the Gilead Collaboration Agreement, Gilead has an option to the Program.

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

In 2020, we entered into an Option, License and Collaboration Agreement (Gilead Collaboration Agreement) with Gilead Sciences, Inc. (Gilead), whereby Gilead obtained rights to zimberelimab and a time-limited exclusive option to all of our current and future programs during the 10-year collaboration term. For each program to which Gilead exercises their option, the parties will co-develop globally and co-commercialize in the U.S., subject to certain exceptions, and Gilead will have the right to commercialize the program outside of the United States, subject to the rights of our existing partners to certain territories. In connection with the Gilead Collaboration Agreement, we also entered into a Common Stock Purchase Agreement (as amended and restated in January 2021), pursuant to which Gilead purchased an aggregate of 11,613,029 shares of our common stock for aggregate gross proceeds of $420.4 million and has the right, at its option from time to time over a five-year period, to purchase up to a maximum ownership of 35% of our then-outstanding voting common stock, and an Investor Rights Agreement that provides for a three-year standstill, two-year lockup and the right to designate two individuals to be appointed to our Board of Directors.

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

We currently have six investigational products in clinical development:

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

AB308, our Fc-enabled anti-TIGIT monoclonal antibody, is being evaluated in a Phase 1/1b study. The dose escalation portion was designed to expeditiously establish the safety, pharmacokinetics and pharmacodynamics of AB308 in combination with zimberelimab. The dose expansion portion is evaluating AB308 in combination with zimberelimab in multiple tumor types, including hematological malignancies.

AB521, our HIF-2α inhibitor, is being evaluated in a healthy volunteer study to expeditiously characterize the pharmacokinetic and safety profile of AB521 and to identify the starting dose for a Phase 1/1b study in oncology indications.

COVID-19 Pandemic

The degree to which COVID-19 impacts our business operations, research and development programs and financial condition remains highly uncertain and will depend on future developments, including the ultimate duration and/or severity of the pandemic, the impact of any resurgences and new variants that emerge, actions by government authorities to contain the spread of the virus, the availability, adoption and effectiveness of any vaccines, and when and to what extent normal economic and operating conditions can resume. Our management continues to actively monitor this health crisis and its effects on our operations, key vendors and workforce.

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

With respect to manufacturing and supply, our third-party contract manufacturers continue to operate at or near normal levels. At this time and subject to further COVID-19 implications, we believe we have manufactured sufficient drug supply for our ongoing clinical studies and we do not anticipate any disruptions to our ability to manufacture our investigational products. Global shipping has been severely challenged by the evolving pandemic, which has led to delays in our receipt of materials and supplies used in our clinical and laboratory operations. We actively manage our supply chain needs to minimize the impact of any disruptions to our clinical and laboratory operations.

Our discovery programs were impacted by reduced operating capacity in our laboratories; however, our laboratory operations are operating at or near normal levels following the availability of vaccines and our mandatory vaccine policy. Our office-based employees continue to work remotely; however, we are beginning to resume periodic in-person meetings. The safety, health and well-being of our employees remains a primary concern, and we may restrict our business activities or modify our employee work arrangements in order to reduce the risk of exposure to COVID-19 among our employees.

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

We expect our research and development expenses to increase substantially during the next few years due to our Gilead collaboration and as we seek to complete existing clinical trials and advance our programs into later-stage clinical trials, pursue regulatory approval for our investigational products, and advance other programs into the clinic. Later-stage clinical trials typically include a larger number of subjects, are of a longer duration and include more geographic regions. As we advance our clinical-stage programs and prepare to seek regulatory approval, we will also need to conduct certain validation activities with respect to our manufacturing processes for the investigational products in each program. Moreover, in order to maximize the potential of our collaboration with Gilead, we believe it will be important to grow our discovery capabilities and pipeline. As a result, we expect our preclinical, clinical, and contract manufacturing expenses to increase significantly relative to what we have incurred to date. The level of our future research and development investment will depend on a number of factors and uncertainties, including clinical outcomes from our ongoing clinical trials, whether our collaborators opt into any of our programs, the amount of opt-in and milestone payments we receive from our collaborators, and the breadth of any joint development program agreed to with Gilead for programs they opt into. In addition, under our license agreements with WuXi Biologics and Abmuno, and our co-development and collaboration agreement with AstraZeneca, we may be required to pay additional clinical and regulatory milestone payments based on the development progress of our investigational products. Therefore, we are unable to predict the timing or the final cost to complete our clinical programs or validation of our manufacturing and supply processes and delays may occur due to numerous factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in “Item 1A. Risk Factors.”

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

There have been no significant changes to our critical accounting policies and estimates in the nine months ended September 30, 2021, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021. For a description of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K.

Results of Operations

Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Change
	2021	2020	$	%
Revenues:
License revenue	$-	$55,096	$(55,096)	-100%
Collaboration revenue	9,461	9,434	27	0%
Total revenues	9,461	64,530	(55,069)	-85%
Operating expenses:
Research and development	71,254	51,801	19,453	38%
General and administrative	16,343	11,177	5,166	46%
Total operating expenses	87,597	62,978	24,619	39%
Income (loss) from operations	(78,136)	1,552	(79,688)	*
Non-operating income, net	161	270	(109)	-40%
Net income (loss)	$(77,975)	$1,822	$(79,797)	*

* Not meaningful

Collaboration and License Revenue

Collaboration and license revenue decreased $55.0 million, from $64.5 million for the three months ended September 30, 2020 to $9.5 million for the three months ended September 30, 2021. In the three months ended September 30, 2021, we recognized $7.7 million in collaboration revenues related to Gilead’s ongoing rights to access our intellectual property in accordance with the Gilead Collaboration Agreement, as well as $1.8 million under the Taiho Agreement. In the three months ended September 30, 2020, we recognized $55.1 million in revenue for the license to zimberelimab and $7.7 million in collaboration revenues in accordance with the Gilead Collaboration Agreement, as well as $1.8 million under the Taiho Agreement.

Research and Development Expenses

Research and development expenses increased $19.5 million, or 38%, from $51.8 million for the three months ended September 30, 2020 to $71.3 million for the three months ended September 30, 2021. The increase in research and development expenses was driven by costs incurred to support our expanded clinical and development activities. Our growing headcount and our 2021 stock awards drove a $12.9 million increase in employee compensation costs, including approximately $4.9 million of increased non-cash stock-based compensation. Clinical costs for our ongoing studies increased $12.7 million as a result of the increased number of programs and clinical trials compared to the same quarter in the prior year. We incurred an additional $2.9 million increase in office facilities and technology expense, $2.2 million increase in clinical consulting costs, and $1.0 million increase in lab supplies and equipment as we expanded our development efforts. There was also a net $1.7 million increase in research and development expense due to a decrease in reimbursement from collaboration partners for shared expenses. In the current quarter we recognized reimbursement of approximately $0.8 million from Gilead for certain applicable costs of developing zimberelimab in accordance with the Gilead Collaboration Agreement, compared to approximately $2.5 million from our collaboration partners in the same quarter in the prior year. The overall increase in research and development expense is partially offset by a decrease of $13.1 million in milestone expense incurred and a $1.3 million decrease in expense from manufacturing and development. We did not incur milestone expense in the three months ended September 30, 2021, compared to $13.1 million in the same quarter in the prior year.

General and Administrative Expenses

General and administrative expenses increased $5.1 million, or 46%, from $11.2 million for the three months ended September 30, 2020 to $16.3 million for the three months ended September 30, 2021. The increase in general and administrative expenses was driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations, as well as costs associated with being a public company. Our growing headcount as well as our 2021 stock awards drove a $5.7 million increase in employee compensation costs, including approximately $3.7 million in increased non-cash stock-based compensation. The overall increase in general and administrative expense is partially offset by a $1.0 million decrease in outside legal, accounting, and other consulting expenses due to costs related to our transaction with Gilead and other corporate development activities incurred in 2020.

Non-Operating Income, Net

Non-operating income, net decreased $0.1 million or 40%, from $0.3 million for the three months ended September 30, 2020 to $0.2 million for the three months ended September 30, 2021. The decrease was primarily due to lower interest income resulting from lower investment yields on our portfolio of marketable fixed-income securities during the quarter ended September 30, 2021 as compared to the same period in the prior year.

Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Revenues:
License revenue	$-	$55,096	$(55,096)	-100%
Collaboration revenue	28,383	12,934	15,449	119%
Total revenues	28,383	68,030	(39,647)	-58%
Operating expenses:
Research and development	206,412	110,636	95,776	87%
General and administrative	48,990	29,617	19,373	65%
Total operating expenses	255,402	140,253	115,149	82%
Loss from operations	(227,019)	(72,223)	(154,796)	*
Non-operating income, net	481	1,218	(737)	-61%
Net loss	$(226,538)	$(71,005)	$(155,533)	*

* Not meaningful

Collaboration and License Revenue

Collaboration and license revenue decreased $39.6 million, from $68.0 million for the nine months ended September 30, 2020 to $28.4 million for the nine months ended September 30, 2021. In the nine months ended September 30, 2021, we recognized $23.1 million in collaboration revenues related to Gilead’s ongoing rights to access our intellectual property in accordance with the Gilead Collaboration Agreement, as well as $5.3 million under the Taiho Agreement. In the nine months ended September 30, 2020, we recognized $55.1 million in revenue for the license to zimberelimab and $7.7 million in collaboration revenues in accordance with the Gilead Collaboration Agreement, as well as $5.3 million under the Taiho Agreement

Research and Development Expenses

Research and development expenses increased $95.8 million, or 87%, from $110.6 million for the nine months ended September 30, 2020 to $206.4 million for the nine months ended September 30, 2021. The increase in research and development expenses was driven by costs incurred to support our expanded clinical and development activities. Our growing headcount and our 2021 stock awards drove a $36.4 million increase in employee compensation costs, including approximately $13.9 million of increased non-cash stock-based compensation. Clinical costs for our ongoing studies and manufacturing costs increased $34.6 million and $17.5 million, respectively, as a result of the increased number of programs and clinical trials compared to the same period in the prior year. We incurred an additional $5.4 million increase in office facilities and technology expense, $4.4 million increase in lab supplies and equipment, and $4.3 million increase in consulting services as we expanded our development efforts. The overall increase in research and development expense is partially offset by a $3.0 million decrease in development milestone expenses incurred. In the nine months ended September 30, 2021, the Company incurred a $10.0 million milestone payment due to WuXi Biologics pertaining to zimberelimab and $5.0 million incurred for a milestone payment due to Abmuno pertaining to domvanalimab. In the same period in the prior year, we incurred $10.1 million sublicense fee and a $5.0 million development milestone payment, both to WuXi, as well as a $3.0 million development milestone payment to Abmuno. There was also a net $4.0 million decrease in research and development expense due to an increase in reimbursement from collaboration partners for shared expenses. In the nine months ended September 30, 2021, we recognized reimbursement of approximately $6.9 million from Gilead for certain applicable costs of developing zimberelimab, including $4.0 million of cost sharing reimbursement related to milestone expense incurred, in accordance with the Gilead Collaboration Agreement. Reimbursement from our collaboration partners was approximately $2.9 million in the same period in the prior year.

General and Administrative Expenses

General and administrative expenses increased $19.4 million, or 65%, from $29.6 million for the nine months ended September 30, 2020 to $49.0 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations, as well as costs associated with being a public company. Our growing headcount and our 2021 stock awards drove an $18.7 million increase in employee compensation costs, including approximately $12.9 million in increased non-cash stock-based compensation. We also incurred an approximately $1.5 million increase in office facilities expense due to our expanding headcount and office space. Recruiting expense and taxes increased in connection with our growth, as well as costs associated with ongoing compliance with public company requirements. The overall increase in general and administrative expense is partially offset by a decrease of $2.2 million in outside legal and other consulting expenses compared to the same quarter in the prior year, due to significant costs incurred in 2020 related to our transaction with Gilead and other corporate development activities.

Non-Operating Income, Net

Non-operating income, net decreased $0.7 million or 61%, from $1.2 million for the nine months ended September 30, 2020 to $0.5 million for the nine months ended September 30, 2021. The decrease was primarily due to lower interest income resulting from lower investment yields on our portfolio of marketable fixed-income securities during the nine months ended September 30, 2021 as compared to the same period in the prior year.

Liquidity and Capital Resources

To date, we have financed our operations primarily through net proceeds of approximately $677.1 million from equity offerings and proceeds of approximately $641.4 million from our collaboration and stock purchase agreements, including $220.4 million gross proceeds raised in February 2021 from the sale to Gilead of 5,650,000 shares of our common stock. As of September 30, 2021, we had $743.4 million of cash, cash equivalents, and investments in marketable securities, compared to $735.1 million as of December 31, 2020. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury obligations, U.S. government agency securities, and investments in corporate securities.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
Net cash (used in) provided by:	2021	2020
Operating activities	$(194,068)	$161,050
Investing activities	(22,782)	(434,136)
Financing activities	225,669	436,998
Net increase in cash, cash equivalents and restricted cash	$8,819	$163,912

Cash Used in Operating Activities

Net cash used in operating activities was $194.1 million for the nine months ended September 30, 2021, as compared to $161.1 million provided by operating activities for the same period in the prior year. The change in cash flow from operating activities is primarily due to the $155.5 million increase in our net loss to $226.5 million. The change in our net loss is primarily a result of our expanded clinical development activities and general and administrative costs incurred to support our operations, partially offset by the $55.1 million payment received in the prior year from Gilead for the license to zimberelimab. The overall increase in cash used is partially offset by year-over-year changes in non-cash items, including $26.8 million increased expense from stock-based compensation, and changes in our asset and liability balances due to the timing of payments to or from our vendors and collaborators.

Cash Used in Investing Activities

Cash used in investing activities was $22.8 million for the nine months ended September 30, 2021 compared to $434.1 million used in investing activities for the same period in the prior year. The change in cash flow from investing activities was primarily due to higher maturities of our investments in fixed-income marketable securities, partially offset by an increase in purchases of property and equipment as we invested in our expansion of office and laboratory facilities.

Cash Provided by Financing Activities

Cash provided by financing activities was $225.7 million for the nine months ended September 30, 2021 compared to $437.0 million in the same period in the prior year. In February 2021 we received $220.4 million from Gilead pursuant to the terms of the Amended and Restated Stock Purchase Agreement. In 2020, we received $326.2 million, net of direct offering costs, from our May 2020 public offering, as well as $107.5 million, net of direct offering costs, from the Gilead Stock Purchase Agreement.

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

Other than the additional contractual obligations under the lease amendment, there have been no material changes to our contractual obligations outside the ordinary course of business during the nine months ended September 30, 2021, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The degree to which COVID-19 impacts our business operations, research and development programs and financial condition remains highly uncertain and will depend on future developments, including the ultimate duration and/or severity of the pandemic, the impact of any resurgences and new variants that emerge, actions by government authorities to contain the spread of the virus, the availability, adoption and effectiveness of any vaccines, and when and to what extent normal economic and operating conditions can resume. The American Cancer Society has reported that the pandemic has led to declines in screening, diagnosis and treatment for patients, which will adversely impact the enrollment of patients in clinical trials targeting early stage cancers and retention of patients overall in our trials. We conduct our clinical trials in the U.S. and internationally in geographic regions that are impacted by COVID-19 to varying degrees, and disruptions caused by the COVID-19 pandemic, including the reinstitution of shelter-in-place measures, and the foregoing factors have adversely impacted and could continue to impact our ability to initiate, supply, enroll, conduct or complete our ongoing or planned clinical trials. Furthermore, the disruptions caused by the COVID-19 pandemic have led to missed study visits, missed data collections and other deviations from our protocols, which may negatively impact the integrity, reliability, or robustness of the data from our clinical trials. Global shipping has also been challenged by the evolving pandemic and has led to delays in our receipt of materials and supplies, including investigational product, used in the conduct of our clinical trials. We are unable to predict the ultimate impact of this pandemic on our programs.

Due to the availability of vaccines and our mandatory vaccine policy, our laboratory operations are operating at or near normal levels and we have begun to resume periodic in-person meetings for our office-based employees, who primarily continue to work remotely. However, the safety, health and well-being of our employees remains a primary concern. We may restrict our business activities or modify our employee work arrangements in response to new developments in the COVID-19 pandemic in order to reduce the risk of exposure among our employees, which may adversely affect our productivity.

In addition, the impact of the COVID-19 pandemic, including governmental and other actions to combat it such as the imposition of shelter-in-place and other public health orders, may exacerbate the effects of the risks described below.

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

We are an early-stage immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale. We have never generated any revenue from product sales and have incurred net losses each year since we commenced operations. For the nine months ended September 30, 2021 and the year ended December 31, 2020, our net losses were $226.5 million and $122.9 million, respectively. As of September 30, 2021, we had an accumulated deficit of $554.7 million. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.

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

As of September 30, 2021, we had $743.4 million of cash, cash equivalents and investments. While we believe that our cash position will be sufficient to fund operations at least through 2023, our future capital requirements will depend on many factors, including:

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

We currently have six investigational products in clinical development and their risk of failure is high. We are unable to predict if these investigational products or any of our future investigational products that advance into clinical trials will prove safe or effective in humans or will obtain marketing approval. If we are unable to complete preclinical or clinical trials of current or future investigational products, due to safety concerns, or if the results of these trials are not satisfactory to convince regulatory authorities of their safety or efficacy, we will not be able to obtain marketing approval for commercialization. Even if we are able to obtain marketing approvals for any of our investigational products, those approvals may be for indications that are not as broad as desired or may contain other limitations that would adversely affect our ability to generate revenue from sales of those products. Moreover, if we are not able to differentiate our product against other approved products within the same class of drugs, or if any of the other circumstances described above occur, our business would be materially harmed and our ability to generate revenue from that class of drugs would be severely impaired.

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

Public health outbreaks, such as the COVID-19 pandemic, will also have an adverse impact our clinical trial operations. Regulatory authorities and ethics committees may have their resources diverted, which will prolong the time needed to review new studies and any protocol or other amendments for ongoing studies. The limited resources available at investigational sites will limit their ability to initiate new studies, screen and enroll subjects, conduct and report all patient assessments and hinder their ability to collect all patients samples, which may impact our ability to assess the activity of our investigational products in a timely manner.

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

In May 2020, we entered into an option, license and collaboration agreement (the Gilead Collaboration Agreement) with Gilead Sciences, Inc. (Gilead) pursuant to which Gilead obtained an exclusive option to all of our current and future programs during the 10-year collaboration term contingent upon Gilead’s payment of up to $400.0 million. Upon Gilead’s exercise of its option to a program, the companies will co-develop and equally share global co-development costs for the joint development program, subject to certain opt-out rights for us, and expense caps on our spending and related subsequent adjustments. For each optioned program, provided we have not exercised our opt-out rights, we have an option to co-promote in the United States and share equally all associated profits and losses. Gilead has the right to exclusively commercialize any optioned programs outside of the U.S., subject to the rights of our existing partners to any territories, and will pay us tiered royalties as a percentage of revenues ranging from the high teens to the low twenties. In connection with the entering into of the Gilead Collaboration Agreement, we and Gilead also entered into a common stock purchase agreement and an investor rights agreement. Our agreements with Gilead pose a number of risks including, but not limited to, the following:

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
•
we have appointed two individuals designated by Gilead to our board of directors pursuant to the terms of the investor rights agreement, and Gilead owns approximately 19.7% of our outstanding common stock and will have the right (but not the obligation) to acquire additional shares from us up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock and, as a result, may be able to exert significant influence over our company;
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

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products are approved. We currently have limited manufacturing arrangements and expect that each of our investigational products will only be covered by single source suppliers for the foreseeable future. In particular, we have an exclusive relationship with WuXi Biologics, located in China, for the manufacture of our investigational biologics, including zimberelimab and domvanalimab. We maintain a significant inventory for each of our investigational products in order to minimize the impact of potential disruptions, and have not yet experienced any disruptions in our ability to manufacture our investigational products as a result of the COVID-19 health crisis. However, we also utilize a single global distributor, which operates in an industry severely challenged by the COVID-19 pandemic. Our reliance on limited manufacturing and distribution relationships increases the risk that we will not have sufficient quantities of our investigational products or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement. For example, under the Gilead Collaboration Agreement, for each program Gilead exercises its option to, it will pay an option fee that ranges from $200 million to $275 million for our clinical programs in existence when we entered into the Gilead Collaboration Agreement, and $150 million per program for all other programs that enter clinical development. Furthermore, we and Gilead will equally share global co-development costs for the joint development program, as well as profits and losses for the United States, subject to certain opt-out rights for us, and expense caps on our spending and related subsequent adjustments. If Gilead does not exercise its option to develop a program, our capital requirements relating to that development program will significantly increase and we may need to seek a new partner in order to develop and commercialize our investigational products from that program. Failure to realize the benefits of any collaborations or strategic alliances may further cause us to curtail the development of an investigational product, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any planned sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our investigational products or bring them to market and generate product sales revenue, which would harm our business prospects, financial condition and results of operations.

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

Some of the other products in the same class as our investigational products have already been approved or are further along in development. With respect to our dual adenosine receptor antagonist, etrumadenant, we are aware that Incyte has initiated clinical development of a dual adenosine receptor antagonist and we are aware of clinical-stage selective adenosine A2aR antagonists being developed by other companies, including AstraZeneca, Corvus, CStone, Exscientia, iTeos, Novartis and Tarus, and clinical-stage selective adenosine A2bR antagonists being developed by Palobiofarma, Tarus and Teon. For our small-molecule CD73 inhibitor, quemliclustat (formerly referred to as AB680), we are aware of several pharmaceutical companies developing antibodies against this target, including Akeso, AstraZeneca, Bristol-Myers Squibb, Corvus, Incyte, Novartis, Shanghai Henlius Biotech, Symphogen/Servier and Tracon/I-Mab, all of whom have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies, such as Eli Lilly and ORIC, have clinical-stage small-molecule programs against this target. Regarding our anti-PD-1 antibody, zimberelimab, multiple large pharmaceutical companies have already received regulatory approvals for their anti-PD-1/PD-L1 antibodies, including AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, and there are also many other anti-PD-1 and anti-PD-L1 antibodies in clinical development. With respect to our anti-TIGIT antibodies, domvanalimab and AB308, we are aware of several pharmaceutical companies developing antibodies against this target, including Agenus, Beigene, Biothera, Bristol-Myers Squibb, Compugen, Roche/Genentech, Innovent, iTeos/GSK, Junshi, Merck KGaA, Mereo and SeaGen. AstraZeneca and Innovent have TIGIT bispecific antibodies in the clinic. To our knowledge, there are no approved anti-TIGIT antibodies and the most advanced agents are in Phase 3 development.

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

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs and other third parties upon which we rely are vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyberattacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and other assets), which may compromise our system infrastructure, lead to data leakage, impair key business processes or other critical business operations, delay our development programs, or result in the loss of assets or other liability. We have monitoring systems in place and have detected at least one intrusion into our computer systems and attempts to exfiltrate our data. Although our investigation in each case indicates that it did not have a material adverse effect on our operations nor result in any compromise of our information, there can be no assurance of a similar result in the future. The COVID-19 pandemic and our reliance on internet technology and the number of our employees who are working remotely has increased the opportunities for cybercriminals to exploit vulnerabilities. Overall, there has been a significant increase in fraud schemes, including a successful social engineering attack against us through one of our employees. We cannot assure you that our data protection efforts and our investment in information technology will prevent breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition.

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

Our headquarters and main research facility are located in the San Francisco Bay Area, which in the past has experienced severe earthquakes and fires. In addition, fires and other natural disasters may increase in frequency and severity over time due to climate change. If these earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control prevented us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business.

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

Based upon shares outstanding as of September 30, 2021, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 43.8% of our common stock. In particular, Gilead owns approximately 19.7% of our outstanding common stock, and we have appointed its two designees to our board of directors pursuant to the terms of our investor rights agreement. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

As partial consideration in connection with the Strata Agreement, we issued to Strata 1,257,651 restricted shares of our common stock in April 2019 with an initial measured fair value of $15.0 million, which were subject to vesting based upon the achievement of specified regulatory milestones within certain timelines. In September 2021, we and Strata agreed to cancel the full amount of the restricted shares upon final determination that the biomarker indications were unlikely to be successful given the evolution of the competitive landscape. There were no other repurchases of our common stock during the third quarter of fiscal 2021.

The following table summarizes repurchases of our common stock during the third quarter of fiscal 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
July 1, 2021, to July 31, 2021	-	-	-	-
August 1, 2021 to August 31, 2021	-	-	-	-
September 1, 2021 to September 30, 2021	1,257,651	**	-	-
Total	1,257,651		-	$-

** See description above regarding the consideration for these shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018
3.2	Amended and Restated Bylaws	8-K	001-38419	3.1	May 26, 2020
10.1	Separation and Consulting Agreement by and between the Company and William Grossman dated July 16, 2021.	10-Q	001-38419	10.3	August 5, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

* Filed herewith.

† This certification is deemed furnished but not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCUS BIOSCIENCES, INC.

Date:	November 8, 2021	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2021	By:	/s/ Robert C. Goeltz II
Robert C. Goeltz II
Chief Financial Officer (Principal Financial and Accounting Officer)