Form 10-K
period 2021-12-31
Arcus Biosciences, Inc.
filed 2022-02-23
CIK 1724521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2021, was $1,378,544,861. This excludes 7,359,105 shares of the Registrant’s Common Stock held by executive officers, directors and stockholders affiliated with directors, as well as 13,813,029 shares held by Gilead Sciences, Inc. at June 30, 2021. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 12, 2022 was 71,061,867.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2021.

Auditor Firm ID:	42	Auditor Name:	Ernst & Young, LLP	Auditor Location:	Redwood City, California, USA

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
•
Our internal information technology systems, and those of our third-party CROs and other third parties upon which we rely, are subject to failure, security breaches and other disruptions, which could result in a material disruption of our investigational products’ development programs, jeopardize sensitive information or prevent us from accessing critical information or result in a loss of our assets, and, potentially expose us to notification obligations, loss, liability or reputational damage and otherwise adversely affect our business.
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

PART I

Item 1. Business

Company Overview

We are a clinical-stage biopharmaceutical company focused on creating best-in-class cancer therapies. Using our robust and highly efficient drug discovery capability, we have now advanced six investigational products into clinical development, with our most advanced molecule, an anti-TIGIT antibody, now in two Phase 3 registrational studies. Our deep portfolio of novel small molecules and enabling antibodies allows us to create highly differentiated combination therapies, which we are developing to treat multiple large tumor types including lung, colorectal, prostate and pancreatic cancers. We expect our clinical-stage portfolio to continue to expand and to include molecules targeting both immuno-oncology and cancer cell-intrinsic pathways. Our vision is to create, develop and commercialize highly differentiated combination cancer therapies that have a meaningful impact on patients.

Our Clinical Development Pipeline

The following chart summarizes our clinical pipeline and ongoing clinical studies. In 2020, we entered into an Option, License and Collaboration Agreement (Gilead Collaboration Agreement) with Gilead Sciences, Inc. (Gilead), whereby Gilead obtained an exclusive license to zimberelimab and time-limited exclusive options to all of our then-current and future programs during the 10-year collaboration term. In December 2021, Gilead obtained rights to an additional four of our investigational products: domvanalimab, etrumadenant, quemliclustat and AB308, for which we subsequently received a total of $725 million in option exercise payments. For each program to which Gilead exercised or exercises its option, the parties will co-develop globally and co-commercialize the program in the U.S., subject to certain exceptions, and Gilead will have the right to commercialize the program outside of the United States, subject to the rights of our existing partners in certain territories. In 2017, we entered into an Option and License Agreement (Taiho Agreement) with Taiho Pharmaceutical Co., Ltd. (Taiho) pursuant to which Taiho has time-limited options to exclusively license the development and commercialization rights to each of our programs for Japan and certain other territories in Asia (excluding China). Taiho has exercised its option rights to our adenosine receptor antagonist program (including etrumadenant), our anti-PD-1 program (including zimberelimab), and, in November 2021, it exercised its option right to our anti-TIGIT program (including domvanalimab and AB308).

Doce: docetaxel; dom: domvanalimab; durva: durvalumab; etruma: etrumadenant; gem/nab-pac: gemcitabine/nab-paclitaxel; quemli: quemliclustat; rego: regorafenib; zim: zimberelimab

CRC: colorectal cancer; mCRPC: metastatic castrate-resistant prostate cancer; NSCLC: non-small cell lung cancer; PDAC: pancreatic ductal adenocarcinoma

WT: wild-type; 1L: first-line; 2L: second-line; 3L: third-line

*+/- biologic

Our clinical-stage portfolio of six investigational products includes three enabling antibodies and three potentially first- and/or best-in-class small molecules:

•
Domvanalimab (previously referred to as AB154) is our Fc-silent anti-TIGIT monoclonal antibody. TIGIT is an immune checkpoint receptor that is expressed on immune cells such as T cells and NK cells. When TIGIT binds to its ligand CD155, expressed on tumor cells, TIGIT suppresses anti-tumor responses, a phenomenon thought to be involved with poor prognosis in various types of cancers. Domvanalimab blocks TIGIT from binding with CD155 and allows the re-activation of those immune cells to promote sustained immune activation and tumor clearance in combination with other immunotherapy and anti-cancer agents. As T cells are important in the immune response, domvanalimab was engineered to lack Fc-receptor binding in order to minimize the risk of depleting such cells, which we believe may provide domvanalimab with an advantage over Fc-enabled anti-TIGIT antibodies. We are currently evaluating domvanalimab plus zimberelimab vs. domvanalimab plus zimberelimab plus etrumadenant vs. zimberelimab monotherapy in ARC-7, our randomized, 150-patient Phase 2 trial in first-line metastatic, PD-L1≥50% non-small cell lung cancer (NSCLC). In 2021, we initiated ARC-10, our first registrational trial, which is evaluating domvanalimab in combination with zimberelimab and zimberelimab monotherapy vs. chemotherapy in this same setting. Furthermore, in January 2022, AstraZeneca initiated PACIFIC-8, a registrational study, which is evaluating domvanalimab plus durvalumab after chemoradiation therapy in Stage 3 NSCLC. We and Gilead are planning to initiate additional Phase 3 studies for domvanalimab in 2022 based on our interim analyses for ARC-7, which demonstrated encouraging clinical activity for both domvanalimab combinations arms.
•
AB308 is our Fc-enabled anti-TIGIT monoclonal antibody. Because the binding of Fc-enabled antibodies to activating Fc receptors on certain immune cells may trigger antibody-dependent cellular cytotoxicity (ADCC) against certain cancer cells that express TIGIT, AB308 may have activity in hematologic malignancies. We believe we are one of a few companies with both an Fc-silent and Fc-enabled anti-TIGIT antibody in clinical development. In 2021, we completed the dose escalation portion of our Phase 1/1b ARC-12 study for AB308 and are now enrolling five expansion cohorts which are designed to generate data to support the future development of AB308 and further development planning for both domvanalimab and AB308.
•
Etrumadenant (previously referred to as AB928), the first dual A2a/A2b adenosine receptor antagonist to enter the clinic, is designed to maximally inhibit the adenosine-driven impairment of tumor-infiltrating lymphocytes (mainly T cells and NK cells) and myeloid cells (dendritic cells, macrophages), mediated by the A2a and A2b receptors, respectively. A2b is also upregulated in certain tumors, such as in KRAS-mutated cancers. As a result, etrumadenant may uniquely block adenosine’s immunosuppressive and cancer cell-intrinsic effects. Developed specifically for the oncology setting, etrumadenant achieves high penetration of tumor tissue, robust potency in the presence of high adenosine concentrations, and minimal shift in potency from non-specific plasma protein binding. Etrumadenant is currently being evaluated by us in several randomized studies across major tumor types, including in our ARC-6, ARC-7, and ARC-9 studies. In 2021, we disclosed that the combination of domvanalimab plus etrumadenant plus zimberelimab generated very encouraging clinical data in our ARC-7 study in first-line metastatic, PD-L1≥50% NSCLC. In January 2022, we announced that the etrumadenant arm did not demonstrate differentiated clinical activity as compared to the control arm in our ARC-4 study in EGFR+ NSCLC and that this setting will be de-prioritized. We expect to initiate additional clinical studies of etrumadenant in 2022, including for the triplet combination of domvanalimab plus etrumadenant plus zimberelimab.
•
Quemliclustat (previously referred to as AB680) is an extremely potent and selective small-molecule CD73 inhibitor designed to provide differential benefits relative to monoclonal antibodies, such as greater inhibition of CD73 enzymatic activity (both soluble and cell-bound) and deeper tumor penetration. CD73 is the primary enzymatic producer of immunosuppressive adenosine in the tumor microenvironment; high CD73 expression is associated with significantly poorer prognosis in several tumor types. By effectively eliminating CD73-derived adenosine, quemliclustat may improve the efficacy of treatment approaches proven to elicit anti-cancer immune responses (e.g., with anti-PD-1 and/or platinum-based chemotherapy). Quemliclustat was the first small-molecule CD73 inhibitor to enter the clinic and demonstrated a favorable safety profile with a long half-life in a Phase 1 trial in healthy volunteers. We are currently evaluating quemliclustat in ARC-8, a Phase 1/1b study for first-line metastatic pancreatic cancer. In January 2021, we presented dose-escalation data from ARC-8 that demonstrated a 41% unconfirmed overall response rate (ORR) for quemliclustat plus zimberelimab and gemcitabine/nab-paclitaxel, and the safety data from such interim analysis indicated that the quemliclustat combination regimen appears to have a side effect profile similar to that of anti-PD-1 therapy and chemotherapy. We are also evaluating quemliclustat in a Phase 2 study in combination with etrumadenant and zimberelimab in late-line metastatic prostate cancer (ARC-6) and metastatic colorectal cancer (ARC-9). We expect to initiate additional clinical studies of quemliclustat in 2022.
•
Zimberelimab (previously referred to as AB122) is our anti-PD-1 antibody that we in-licensed to enable the development of our combination regimens. The in-licensed rights include commercialization rights in all countries worldwide other than greater China. Guangzhou Gloria Biosciences Co. (Gloria Biosciences), which holds commercialization rights to the same molecule in China and conducts its activities independently from us, received approval from China’s National Medicinal Products

Association for classical relapsed/refractory Hodgkin’s lymphoma in 2021. We are currently evaluating zimberelimab in combination with our other agents across several tumor types.
•
AB521 is our oral, small molecule HIF-2α inhibitor. HIF-2α is a master transcriptional regulator of multiple genes involved in tumor progression. In 2021, belzutifan was the first HIF-2α inhibitor to be approved by the FDA, for the treatment of patients with von Hippel-Lindau disease who require therapy for associated renal cell carcinoma. We believe that AB521 may have certain advantages over belzutifan, including greater potency. AB521 is currently being evaluated in a Phase 1 study in healthy volunteers. We plan to evaluate AB521 in renal cell carcinoma as well as in other tumor types, and in combination with other molecules, including those targeting the CD73-adenosine axis.

We conduct our clinical trials in the U.S. and internationally in geographic regions that are impacted by COVID-19 to varying degrees. While we have seen relatively robust enrollment across our ongoing Arcus-sponsored studies, we expect to see volatility as local governments respond to resurgences and the emergence of new strains, each of which may result in the prolonged reinstitution, extension or enhancement of shelter-in-place measures. The American Cancer Society has also reported that the pandemic has led to declines in screening, diagnosis and treatment for cancer patients, which will impact the enrollment of patients in clinical trials targeting early-stage cancers and retention of patients overall in our trials. Patient safety remains our paramount concern and we continue to collaborate with our existing and with new investigational sites to implement measures to minimize disruptions to patients and ensure continued access to treatment, in accordance with health authority guidance. We are unable to predict the full impact of this pandemic on our clinical programs.

Our Strategy

Our overarching vision is to create a broad portfolio of best-in-class oncology therapeutics and develop combinations that bring transformative clinical benefits over current treatment options. Our clinical development approach aims to generate meaningful data in the most efficient manner possible in order to rapidly advance our investigational products through clinical trials. Some of the key elements of our strategy include:

•
Building a differentiated portfolio by focusing on intra-portfolio combinations. We are building a diverse portfolio of small-molecule investigational products that target different immune mechanisms, as well as cell-intrinsic pathways important for cancer growth and metastasis. In addition to small molecules, we are also developing antibody investigational products that target what we believe are some of the most important immune checkpoint receptors, including PD-1 and TIGIT, as well as our anti-CD39 antibody which is advancing into IND-enabling studies, and that we expect to be critical components of our intra-portfolio combinations. By combining these antibody candidates with our internally discovered small-molecule investigational products, we believe we can create highly differentiated combination products.
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
•
Pursuing combinations and tumor types based on strong biological rationales. In selecting tumor types to pursue, we are focusing on those that are most dependent on the pathways targeted by our agents, such as tumors with high levels of CD73 expression for ATP-adenosine inhibitors. We are also focusing on patient populations and settings in which we believe there is still considerable unmet need. As an example, several tumor types, such as pancreatic cancer and colorectal cancer, have a high percentage of cases that are driven by certain oncogenic mutations (e.g., KRAS mutations) which are associated with poor responses to current available therapies and poor overall survival, and are associated with high expression levels of CD73.
•
Focusing on ubiquitously important biological targets. We largely focus on biological targets that are ubiquitous, meaning that they are believed to play an important role in a broad range of human cancer types and settings. For example, CD73, the key enzyme responsible for the generation of extracellular adenosine, has been found to be over-expressed in many tumor types, including but not limited to non-small cell lung cancer, colorectal cancer, pancreatic cancer, and gastroesophageal cancer, suggesting that it plays a broad immune-protective role in tumor survival. We believe that our focus on targets and pathways that are ubiquitously involved in cancer will enable our investigational products to address broad patient populations and significant market opportunities.
•
Maximizing the value of our portfolio through strategic collaborations. We seek to establish collaborative relationships that will provide us with access to capital, opportunities and/or expertise. In 2020, we established a partnership with Gilead that, to date, has provided us with nearly $1.4 billion in funding, through both non-dilutive payments and equity investments. For each program that Gilead exercises its option to, we have received, or will receive, a substantial option payment and Gilead will share 50% of the global costs for that program, while preserving for us the option to co-promote our investigational products in the U.S., should they be approved. In 2017, we entered into the Taiho Agreement to secure a development and, if approved, commercialization partner for Japan and certain other Asian countries. We intend to continue to establish strategic collaborations, such as our clinical collaboration with AstraZeneca to evaluate domvanalimab in combination with durvalumab in a registrational phase 3 clinical trial in patients with unresectable Stage 3 NSCLC, so that we can bring our investigational products to the broadest patient population possible.

Our Product Portfolio

Our Enabling Antibodies

We currently have three enabling antibodies in clinical development: two anti-TIGIT antibodies and an anti-PD-1 antibody.

Domvanalimab, our Fc-silent Anti-TIGIT Antibody

Because of our early belief that anti-TIGIT antibodies have the potential to become the next backbone immunotherapy, we in-licensed domvanalimab in 2016 and are rapidly advancing this molecule through clinical development, including the initiation of our first registrational trial in 2021.

TIGIT is now widely believed to play an important role in suppressing the immune response to cancer. The primary ligand for TIGIT (T-cell immunoreceptor with Ig and ITIM domains) is CD155, a protein that plays both inhibitory and stimulatory roles in regulating the activity of effector immune cells such as T and NK cells. TIGIT is an inhibitory receptor highly expressed on T cells displaying an exhausted phenotype, tumor-infiltrating Treg, and NK cells. During the past couple of years, expression of TIGIT, along with PD-1, on precursor exhausted T cells (Tpex), a key population that mediates some of the therapeutic effects of anti-PD-1 agents, has become well documented. The ligands for TIGIT, including CD155, are broadly expressed on multiple cell types in the tumor microenvironment, including cancer cells. CD155 binding to TIGIT results in inhibition of immune cells. In December 2021, Roche announced data from their randomized Phase 2 CITYSCAPE trial, investigating their anti-TIGIT antibody combined with their anti-PD-L1 antibody compared with their anti-PD-L1 antibody alone, in PD-L1-positive metastatic non-small cell lung cancer. The data demonstrated that the addition of the anti-TIGIT antibody improved overall response rates and reduced the risk of disease worsening or death.

As T cells are important in the immune response, domvanalimab was engineered to lack Fc-receptor binding in order to minimize the risk of depleting such cells, which we believe may provide domvanalimab with an advantage over Fc-enabled anti-TIGIT antibodies.

In our Phase 1 dose-escalation study of domvanalimab, we demonstrated the ability to achieve complete target coverage at very low doses. We have established three intravenous dosing schedules (every 2 weeks, 3 weeks and 4 weeks) to give us flexibility based on the dosing regimen of the combination partners.

Our ongoing ARC-7 study is a 150-patient, randomized Phase 2 study evaluating the combination of domvanalimab plus zimberelimab (to which we refer as the “doublet”) vs. domvanalimab plus zimberelimab plus etrumadenant (to which we refer as the “triplet”) vs. zimberelimab monotherapy in first-line metastatic, PD-L1≥50% NSCLC. We initiated this study in early 2020 based on our strong belief that anti-TIGIT antibodies can build upon the efficacy of monotherapy anti-PD-(L)1 treatment in this patient population. In our second interim analysis in 2021, both domvanalimab combination arms demonstrated differentiated activity compared to that of zimberelimab alone and the triplet arm numerically outperformed the doublet arm. No unexpected safety signals were observed in the second interim analysis and the safety profile for each arm of the ARC-7 study appeared to be consistent with known immune checkpoint inhibitors in this setting. We expect to present data from this study in the second half of 2022.

Our first registrational trial for domvanalimab, ARC-10, is evaluating domvanalimab in combination with zimberelimab versus zimberelimab monotherapy versus chemotherapy in the same patient population as ARC-7. This trial has been designed to support potential regulatory filings for both domvanalimab and zimberelimab combination therapy and zimberelimab monotherapy. In addition, in January 2022, AstraZeneca initiated the registrational PACIFIC-8 trial, which is evaluating domvanalimab in combination with durvalumab following chemoradiation in Stage 3 NSCLC, a setting in which durvalumab is already approved. With Gilead, we expect to initiate at least two new registrational trials for domvanalimab in combination with other therapies in various tumor types in 2022.

There has been significantly increased activity from competitors evaluating anti-TIGIT combination therapies across multiple tumor types. In particular, Beigene, Genentech and Merck all have substantial clinical development programs for their anti-TIGIT antibodies, with multiple Phase 2 and Phase 3 studies ongoing.

AB308, our Fc-enabled Anti-TIGIT Antibody

We believe that we are one of a few companies with both an Fc-silent and Fc-enabled anti-TIGIT antibody in clinical development, and that an Fc-enabled anti-TIGIT antibody may allow us to extend the activity of our TIGIT portfolio to certain tumor types, including hematologic malignancies. Similarly to an Fc-silent anti-TIGIT antibody, an Fc-enabled anti-TIGIT antibody can also block the effects of TIGIT in those cells that express TIGIT. In addition, an Fc-enabled anti-TIGIT antibody is able to engage with Fc receptors on immune cells, inducing antibody dependent cellular toxicity, or death, of TIGIT-expressing cells, such as hematological cancer cells that express TIGIT.

In 2021, we initiated ARC-12, our Phase 1/1b study for AB308, identified a recommended dose for AB308 in combination with zimberelimab and opened the expansion cohorts. We are now enrolling the following five expansion cohorts of ARC-12: first-line NSCLC, second-line melanoma, second-line cervical cancer, second-line gastric / esophageal cancer, late-line diffuse large B-cell lymphoma and multiple myeloma.

Zimberelimab, our Anti-PD-1 Antibody

In 2017, we in-licensed zimberelimab, a fully human IgG4 antibody, from WuXi Biologics. We are currently using zimberelimab as the cornerstone of our combination strategy and evaluating it with various intra-portfolio combination partners in nearly all our ongoing clinical studies. Our global registrational ARC-10 study includes a zimberelimab monotherapy arm and is designed to support the potential approval of zimberelimab as monotherapy. To date, we have evaluated zimberelimab, either alone or in combination with other agents, in over 700 patients.

Our Small Molecule Portfolio

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

Etrumadenant, which is an orally bioavailable, highly potent and reversible antagonist of the adenosine A2aand A2b receptors, is unlike most other clinical-stage adenosine receptor antagonists, which only target one of the two receptors. We believe that activation of the A2a receptors on T cells and NK cells mediates a significant portion of the immunosuppressive effects of adenosine but that binding of adenosine to A2b receptors on myeloid cells also contributes significantly to intra-tumoral immune suppression; consequently, etrumadenant could prove to have more robust anti-tumor effects and activity in a broader range of tumor types than other A2a or A2b antagonists in clinical development.

We have evaluated etrumadenant across multiple tumor types and with different combination therapies, including with zimberelimab and standard-of-care chemotherapies. In all these studies, etrumadenant demonstrated a tolerable safety profile.

We have three ongoing additional studies evaluating etrumadenant combinations against active comparators:

•
ARC-6, which is evaluating etrumadenant + zimberelimab + docetaxel vs. docetaxel in 2L+ mCRPC. At ASCO 2021, we presented early data demonstrating that the etrumadenant combination showed a 35% PSA response (defined as a >50% reduction in PSA level) in the Stage 1 portion of this study in 17 evaluable patients. The safety profile was consistent with the known profiles of each individual agent, and no significant additive toxicity was observed with the addition of etrumadenant.
•
ARC-9, which is evaluating etrumadenant + zimberelimab + FOLFOX ± bevacizumab vs. FOLFOX ± bevacizumab or regorafenib in 2nd line and 3rd line metastatic colorectal cancer, and etrumadenant + zimberelimab ± quemliclustat in 3L+ mCRC.
•
ARC-7, which as discussed above, includes an arm evaluating etrumadenant in combination with domvanalimab and zimberelimab that has shown highly encouraging clinical activity to date. In this trial, patients whose disease progresses after zimberelimab monotherapy can cross over into the etrumadenant-containing arm to assess whether etrumadenant in combination with domvanalimab and zimberelimab may provide benefit to patients who have failed anti-PD-1 antibody therapy.

In January 2022, we announced that etrumadenant in combination with zimberelimab and chemotherapy arm did not show differentiated activity compared to zimberelimab plus chemotherapy in our ARC-4 study in patients with EGFR+ NSCLC that have progressed on at least one tyrosine kinase inhibitor therapy; as a result, we have de-prioritized this clinical setting.

All these studies are designed to support the potential of etrumadenant in multiple types that represent substantial market opportunities with significant unmet need. In 2022, we expect to initiate additional clinical studies for etrumadenant, including the triplet combination of etrumadenant, domvanalimab and zimberelimab.

Quemliclustat, our CD73 Inhibitor

Quemliclustat targets the ATP-adenosine pathway, specifically the CD73 enzyme, which plays a critical role in the last step of the process of extracellular ATP conversion into adenosine. CD73 inhibition should therefore be a highly effective approach to inhibiting adenosine-mediated immune suppression, as it could significantly suppress adenosine generation.

We believe quemliclustat was the first small-molecule CD73 inhibitor to enter clinical development. While there are several anti-CD73 antibodies in development, we believe that a small-molecule approach to CD73 inhibition could offer several advantages, including more complete inhibition of CD73 enzymatic activity, deeper tumor penetration, and potential for both intravenous and oral delivery.

We are currently evaluating quemliclustat in ARC-8, our Phase 1/1b clinical study in metastatic pancreatic cancer, in combination with gemcitabine and nab-paclitaxel, standard-of-care chemotherapies used for advanced pancreatic cancer, plus zimberelimab. In 2021, we completed enrollment of both the dose-expansion and randomized portions of this study in first-line metastatic pancreatic cancer patients. The 90-patient randomized portion is evaluating quemliclustat plus gemcitabine/nab-paclitaxel ± zimberelimab and is designed to determine whether an anti-PD-1 antibody adds activity to the combination to inform our Phase 3 study design. We expect to present the results from the randomized portion of ARC-8 in the second half of 2022.

In 2021, we also initiated another cohort within ARC-8 to evaluate quemliclustat plus gemcitabine/nab-paclitaxel plus zimberelimab in second-line metastatic pancreatic cancer, an area of significant unmet need. We expect to initiate new clinical studies to explore quemliclustat in additional tumor types.

AB521, our HIF-2a Inhibitor

HIF-2α is a master transcriptional regulator of multiple genes involved in tumor progression. In 2021, the first HIF-2α inhibitor, belzutifan (WELIREG™), was approved by the FDA for the treatment of patients with VHL disease who require therapy for associated RCC.

AB521 is our oral, small-molecule inhibitor of HIF-2α and is our first investigational product against a cancer cell-intrinsic target to enter clinical development. In addition to having activity in VHL-associated RCC, we believe that AB521 could have activity in other tumor types, particularly when combined with our investigational products targeting the CD73-adeonsine pathway.

In 2021, we initiated our healthy volunteer study for AB521 (ARC-14) which is designed to provide information on the pharmacokinetic properties and safety profile of this molecule, and to determine the starting dose for our Phase 1 study of AB521 in cancer patients. These data might also provide important information on the potential competitive advantages of AB521 relative to other HIF-2α inhibitors. We expect to share initial data from this study in the first half of 2022 and to start our Phase 1 study in cancer patients in mid-2022.

Our Early-Stage Drug Discovery Programs

We have active early-stage discovery efforts focused on the creation of additional development candidates aimed at regulating various aspects of the anti-tumor immune response as well as other cancer-intrinsic pathways which we believe play an important role in many human cancers. These include AB598, our recently selected antibody development candidate that targets CD39, which represents another key node along the ATP-adenosine pathway and rounds out our portfolio of ATP-adenosine targeting molecules, as well as several small molecules aimed at modulating key biological pathways in various types of cancer that are responsible for the abnormal growth and resistance to current therapies.

In 2021, we added a research collaboration to our Gilead Collaboration Agreement under which we will lead the discovery and early development of drug candidates against two novel oncology targets jointly selected by us and Gilead.

We have also initiated our first research program for a non-oncology target; this program is supported with funding from BVF Partners and is focused on the discovery and development of a potentially first-in-class small molecule that may be useful in a wide range of inflammatory conditions.

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

License and Collaboration Agreements

Gilead Agreements

In May 2020, we entered into the Gilead Collaboration Agreement, a Common Stock Purchase Agreement, and an Investor Rights Agreement, (collectively, the Gilead Agreements), each with Gilead. Pursuant to the Gilead Collaboration Agreement, Gilead obtained an exclusive license to zimberelimab and time-limited exclusive options to all of our then-current and future clinical programs during the 10-year collaboration term, and, for those programs that enter clinical development prior to the end of the collaboration term, for up to an additional three years thereafter. Gilead's option rights for the 10-year collaboration term were contingent upon payments totaling $400 million consisting of a $100 million payment due on the second anniversary and an additional $100 million of payments due at Gilead's option on each of the fourth, sixth, and eighth anniversaries of the agreement. Gilead's option, on a program-by-program basis, will expire after a prescribed period, following the achievement of a clinical development milestone in such program and our delivery to Gilead of the requisite data package. Gilead may exercise its option, on a program-by-program basis, at any time prior to the expiration of the option and upon payment of an option fee ranging from $200 million to $275 million per program for our clinical programs in existence at the date of the agreement, and $150 million per program for all of our other programs that enter clinical development thereafter. With respect to our anti-TIGIT program, we would also be eligible to receive up to $500 million in potential U.S. regulatory approval milestones with respect to domvanalimab.

Upon closing of Gilead’s exercise of its option to a program, the two companies will co-develop and equally share global development costs for the joint development program, subject to opt-out rights applicable to certain programs, expense caps on our spending and true-up adjustments. For each optioned program, provided we have not exercised our opt-out rights (if applicable), we have an option to co-promote in the United States with equal sharing of related profits and losses. Gilead has the right to exclusively commercialize any optioned programs outside of the

U.S., subject to the rights of our existing partners to any territories, and Gilead will pay to us tiered royalties as a percentage of revenues ranging from the high teens to the low twenties.

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

In November 2021, we entered into an amendment to our Gilead Collaboration Agreement under which Gilead exercised its options to three programs—our anti-TIGIT program (including domvanalimab and AB308), adenosine receptor antagonist program (including etrumadenant) and CD73 program (including quemliclustat). In connection with Gilead’s exercise of its options to three programs, the parties agreed to (i) slightly reduce the royalties for these programs, such that Gilead will pay us tiered royalties as a percentage of revenues ranging from the mid-teens to the low twenties and (ii) remove the $100 million option continuation payment due on the second anniversary of the Gilead Collaboration Agreement.

In addition, the parties agreed to collaborate on two research programs for which we will lead discovery and early development activities. With respect to these two research programs, Gilead has the right to exercise its option, on a program-by-program basis, upon our completion of certain IND-enabling activities for an option payment of $60 million. If the option is exercised by Gilead at this stage, the collaboration terms for optioned programs will be applicable to each research program except, with respect to commercialization outside of the U.S., Gilead would pay us tiered royalties as a percentage of revenues ranging from high single digits to low double digits. If Gilead declines to exercise its option at this stage, Gilead maintains an option, on a program-by-program basis, which must be exercised prior to the expiration of a prescribed period following the achievement of a clinical development milestone in such program and our delivery to Gilead of the requisite data package. If the option is exercised by Gilead at this later clinical stage for an option payment of $150 million, the collaboration terms for optioned programs will be applicable to the joint development program including that, with respect to commercialization outside of the U.S., Gilead would pay us tiered royalties as a percentage of revenues ranging from the high-teens to the low twenties.

With Gilead's exercise to these three programs, Gilead has exercised its option to all of the clinical programs in existence at the date of the 2020 agreement, and we may not exercise our opt-out rights for any of these programs. With respect to domvanalimab, we remain eligible to receive up to $500 million in potential U.S. regulatory approval milestones. The amendment transaction closed in December 2021 and we received option payments totaling $725 million for the three option exercises in January 2022.

In addition to the Gilead Collaboration Agreement, we and Gilead entered into a Common Stock Purchase Agreement and Investor Rights Agreement. Under the Common Stock Purchase Agreement, Gilead made an upfront equity investment of $200 million by purchasing from us 5,963,029 shares of our common stock at a purchase price of $33.54 per share. Gilead also has the right, at its option, to purchase additional shares from us, up to a maximum ownership of 35% of our then-outstanding voting common stock, from time to time over five years from closing of the initial Gilead Agreements, at a purchase price per share equal to the greater of a 20% premium to market (based on a trailing five-day average closing price) at the time Gilead exercises such option, and the $33.54 initial purchase price. In January 2021, we and Gilead entered into an Amended and Restated Common Stock Purchase Agreement, which amended and restated in its entirety the Common Stock Purchase Agreement, pursuant to which Gilead purchased from us 5,650,000 shares of our common stock at a purchase price of $39.00 per share. The Investor Rights Agreement includes a three-year standstill and a two-year lockup and provides Gilead with registration rights commencing at the end of the lockup period, pro rata participation rights in certain future financings and the right to designate two individuals to be appointed to our Board of Directors.

Taiho Option and License Agreement

In 2017, we entered into the Taiho Agreement, pursuant to which Taiho provided $35.0 million of non-refundable, non-creditable cash payments to us during the first three years of the agreement in exchange for an exclusive option to in-license development and commercialization rights to clinical stage investigational products from our portfolio (each, an Arcus Program) arising during a five-year period ending September 2022 (the Option Period) for Japan and certain other territories in Asia (excluding China) (the Taiho Territory). As of December 31, 2019, Taiho had paid us the full $35.0 million obligation pursuant to the terms of the agreement. If Taiho elects to exercise any such options, Taiho is obligated to pay an option exercise payment for each option exercise of between $3.0 million to $15.0 million, with the amount dependent on the development stage of the applicable Arcus Program for which the option is exercised. In addition, Taiho is obligated to pay to us clinical, regulatory and commercialization milestones of up to $275.0 million with respect to each program for which Taiho exercises the option, as well as royalties on net sales in Taiho’s territories ranging from high single digits to mid-teens. Royalties will be payable on a licensed product-by-licensed product and country-by-country basis during the period of time commencing on the first commercial sale of a licensed product in a country and ending upon the later of: (i) ten (10) years from the date of first commercial sale of such licensed product in such country; and (ii) expiration of the last-to-expire valid claim of our patents covering the manufacture, use or sale or exploitation of such licensed product in such country.

In November 2021, Taiho exercised its option to our anti-TIGIT program (including domvanalimab and AB308). Taiho previously exercised its option to our adenosine receptor antagonist program (including etrumadenant) and our anti-PD-1 program (including zimberelimab). As of December 31, 2021, we have received option fees totaling $26.0 million under the Taiho Agreement. Upon such exercises, Taiho is responsible for the development and commercialization of licensed products from within the programs in the Taiho Territory.

This agreement will remain in effect until expiry of all royalty terms for the licensed products.

WuXi Biologics PD-1 License Agreement

Our PD-1 license agreement (the WuXi PD-1 Agreement) with WuXi Biologics Ireland Limited (successor-in-interest to WuXi Biologics (Cayman) Inc., WuXi Biologics), which we entered into in 2017 as subsequently amended, provides us with an exclusive license to develop, use, manufacture, and commercialize products that include an anti-PD-1 antibody, including zimberelimab, throughout the world except for Greater China. From the inception of the WuXi PD-1 Agreement through December 31, 2021, we have made upfront and milestone payments totaling $41.0 million and incurred sub-license fees of $11.3 million. We may be required to make additional clinical and regulatory milestone payments, commercialization milestone payments up to $375.0 million, and royalty payments that range from high single-digits to low teens of net sales beginning on the first commercial sale and ending on the later of (i) ten (10) years following such first commercial sale and (ii) the expiry of all patents that may subsequently be issued or granted that cover the product in such country, hereafter referred to as the royalty term. We are also required to pay WuXi Biologics a percentage in the low double digits of certain sublicense income that we receive from our sublicensees in direct connection with our sublicensees’ rights to use WuXi Biologics’s patents, patent applications and know-how. For the year ended December 31, 2021, we made milestone payments of $10.0 million, recorded within research and development expense, and incurred no sub-license fees under the WuXi PD-1 Agreement.

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

Abmuno License Agreement

In 2016, we entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) for a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. Under the agreement, we have made upfront and milestone payments totaling $14.6 million as of December 31, 2021 and we may be required to make additional clinical, regulatory and commercialization milestone payments of up to $93.0 million.

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

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products obtain marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational products, as well as for our commercial products if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our investigational products. Our third-party contract manufacturers are operating at or near normal levels despite the continuing COVID-19 pandemic; however, some of our supply chain logistics providers have been more challenged by prolonged government-imposed lockdowns. We are actively monitoring our manufacturing and supply chain needs in order to prevent or minimize the impact of any disruptions to our clinical programs.

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

We will compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immuno-oncology treatments. There are many other companies that have commercialized and/or are developing immuno-oncology treatments for cancer including large pharmaceutical and biotechnology companies, such as AstraZeneca, Beigene, Bristol-Myers Squibb, Merck, Novartis, Pfizer, Regeneron in partnership with Sanofi Genzyme, and Roche/Genentech.

For our anti-TIGIT antibodies, domvanalimab and AB308, we are aware of several pharmaceutical companies developing antibodies against this target, including Agenus, Beigene, Biothera, Bristol-Myers Squibb, Compugen, Roche/Genentech, Innovent, iTeos/GSK, Junshi/Coherus, Merck, EMD Serono, Mereo and SeaGen. AstraZeneca and Innovent are developing TIGIT-PD-1 bispecific antibodies. To our knowledge, there are no approved anti-TIGIT antibodies and the most advanced agents are in Phase 3 development.

For our dual adenosine receptor antagonist, etrumadenant, we are aware that Incyte and Merck KGaA have initiated clinical development of dual adenosine receptor antagonists and we are aware of clinical-stage selective adenosine A2aR antagonists being developed by other companies, including AstraZeneca, Corvus, CStone, Exscientia, Incyte, iTeos, Novartis and Tarus, and clinical-stage selective adenosine A2bR antagonists being developed by Palobiofarma, Tarus and Teon. To our knowledge, there are no adenosine receptor antagonists approved for the treatment of cancer and the most advanced is in Phase 2 development.

For our small molecule CD73 inhibitor, quemliclustat, we are aware of several pharmaceutical companies developing antibodies against this target, including Akeso, AstraZeneca, Bristol-Myers Squibb, Corvus, Incyte, Innate, Innovent, Jacobio, Novartis, Shanghai Henlius Biotech, Symphogen/Servier and Tracon/I-Mab, all of whom have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies have small-molecule programs against this target, of which only Antengene and ORIC are believed to be in clinical development. To our knowledge, there are no approved CD73 molecules and the most advanced is in Phase 3 development.

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

For our HIF-2α inhibitor, AB521, we are aware that Merck received approval for belzutifan in 2021. Other pharmaceutical companies, including Novartis and NiKang Therapeutics have small-molecule HIF-2α inhibitors in development. Arrowhead Pharmaceuticals has an RNA-based anti-HIF-2α agent in Phase 2 development.

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

As of February 1, 2022, we have issued U.S. patents directed to compositions of matter with respect to our PD-1, adenosine receptor antagonist, CD73 inhibitor and TIGIT programs. As of February 1, 2022, our company-owned and licensed patent portfolio consists of 35 pending or issued U.S. patent applications, 4 pending Patent Cooperation Treaty (PCT) patent applications, and approximately 295 pending or issued foreign patent applications directed to compositions of matter, methods of synthesis and methods of use. The term of any patents that issue will vary in accordance with the laws of each jurisdiction, but is typically 20 years from the earliest effective filing date. Our issued patents and any patents that may issue in the future from our company-owned or licensed pending applications are projected to expire between 2035 and 2042, absent any patent term adjustments or extensions.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services (CMS) other divisions of the U.S. Department of Health and Human Services (HHS), such as the Office of Inspector General and the Health Resources and Service Administration, the U.S. Department of Justice (DOJ) and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act (HIPAA) and similar state laws, each as amended, as applicable.

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

Certain of our products, once approved, may be administered by a physician. Under currently applicable U.S. law, certain products not usually self-administered (including injectable drugs) may be eligible for coverage under Medicare through Medicare Part B. Medicare Part B is part of original Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain pharmaceutical products, that are medically necessary to treat a beneficiary’s health condition. As a condition of receiving Medicare Part B reimbursement for a manufacturer’s eligible drugs or biologicals, the manufacturer is required to participate in other government healthcare programs, including the Medicaid Drug Rebate Program and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program.

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

Additionally, the federal Physician Payments Sunshine Act (Sunshine Act) within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to report accurately could result in penalties. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

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
•
a Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
•
extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•
expansion of the entities eligible for discounts under the 340B Drug Discount Program;
•
a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
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

There have been legal and political challenges to certain aspects of the ACA. For example, in December 2017, Congress repealed the tax penalty for an individual’s failure to maintain ACA-mandated health insurance that is commonly referred to as the “individual mandate” as part of a tax reform bill. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislation, including the Infrastructure Investment and Jobs Act, will stay in effect through 2031 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act of 2011 are suspended from May 1, 2020 through March 31, 2022 due to COVID-19 relief legislation. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

We anticipate that current and future healthcare reform measures could result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability from product sales, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from investigational products that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop investigational products. Further, it is possible that additional government action is taken in response to the COVID-19 pandemic.

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

Human Capital Resources

Our culture and values can be defined by one overarching concept: We do the right things for the right reasons. We take pride in hard work and approach our mission—to create, develop and commercialize highly differentiated combination cancer therapies that have the potential to cure—with a great sense of urgency. We recognize that our employees are a critical component to our success and we strive to attract the best talent from a range of sources, including an internship program through which we have developed strong relationships with multiple universities to foster talent and attract skilled graduates. In 2021, we added 174 new employees to our team and expect even more growth in 2022, with a focus on expanding our clinical development capabilities and overall infrastructure.

We recognize that attracting skilled talent is only one part of the equation. We endeavor to retain and motivate our employees by empowering them to make the decisions they are most qualified and best positioned to decide and by providing opportunities for growth and development, such as through our education reimbursement program. We focus on wellness through our company-funded lunch program, a quarterly stipend to assist with wellness and commuter expenses, and our coverage of 95% of the costs for healthcare benefits.

Since the COVID pandemic, we have increased our focus on safety and wellness. For our on-site employees, consisting primarily of our laboratory-based employees, we instituted a mandatory vaccine policy with continued weekly COVID-19 testing in order to minimize the risk to our employees. Our office-based employees continue to work from home. We believe our commitment to our employees is reflected by our turnover rate, which is below the 50th percentile for our industry.

As of February 1, 2022, we had 366 full-time employees, approximately 120 of whom hold Ph.D. or M.D. degrees or R.N. certifications. Of our employees, 297 were engaged in research and development activities and 69 were engaged in general and administrative activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

The degree to which COVID-19 impacts our business operations, research and development programs and financial condition remains highly uncertain and will depend on future developments, including the ultimate duration and/or severity of the pandemic, the impact of any resurgences and new variants that emerge, actions by government authorities to contain the spread of the virus, the availability, adoption and effectiveness of vaccines and boosters, and when and to what extent normal economic and operating conditions can resume. We conduct our clinical trials in the U.S. and internationally in geographic regions that are impacted by COVID-19 to varying degrees, and disruptions caused by the COVID-19 pandemic, including the reinstitution of shelter-in-place measures, will continue to impact our ability to initiate, supply, enroll, conduct or complete our ongoing or planned clinical trials. For example, in the first half of 2020, the pandemic led to a decline in screening, diagnosis and treatment for cancer patients. While cancer screening rates have rebounded, resurgences due to new variants may cause patients to delay screening and treatment for fear of exposure to COVID-19, thereby adversely impact the enrollment of patients in clinical trials targeting early-stage cancers and retention of patients overall in our trials. Furthermore, the disruptions caused by the COVID-19 pandemic have led to missed study visits, missed data collections and other deviations from our protocols, which may negatively impact the integrity, reliability, or robustness of the data from our clinical trials. Global shipping has also been challenged by the evolving pandemic and has led to delays in our receipt of materials and supplies, including our investigational product and other standard-of-care drugs used in the conduct of our clinical trials. We are unable to predict the ultimate impact of this pandemic on our programs.

Due to the availability of vaccines and our mandatory vaccine policy, our laboratory operations are operating at or near normal levels and we are permitting periodic in-person meetings for our office-based employees, who continue to work remotely. The safety, health and well-being of our employees remains a primary concern. We may restrict our business activities or modify our employee work arrangements in response to new developments in the COVID-19 pandemic in order to reduce the risk of exposure among our employees, which may adversely affect our productivity.

The impact of the COVID-19 pandemic, including governmental and other actions to combat it such as the imposition of shelter-in-place and other public health orders, may exacerbate the effects of the risks described below.

Risks Related to our Limited Operating History, Financial Position and Capital Requirements

We are an early-stage immuno-oncology company with a limited operating history. We have never generated any revenue from product sales and anticipate that we will continue to incur significant losses for the foreseeable future.

We are an early-stage immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale nor have we ever generated any revenue from product sales. In 2021, we recognized our first annual net income since commencing operations as a result of option payments totaling $725 million due to us from Gilead following its exercise of options to three of our programs. For the years ended December 31, 2021 and 2020, we had net income of $52.8 million and net losses of $122.9 million, respectively. As of December 31, 2021, we had an accumulated deficit of $275.4 million. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. Despite net income in 2021 of $52.8 million, we expect to incur substantial and increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

To become and remain profitable on a sustained basis, we must develop and eventually commercialize a product with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our investigational products, obtaining marketing approval for these investigational products, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we succeed in commercializing one or more of our investigational products, we may never generate revenues that are significant or large enough to achieve sustained profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. If we do achieve profitability from product sales, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional investigational products. Our failure to become and remain profitable on a sustained basis would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

The development of biopharmaceutical investigational products is capital intensive. Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially during the next few years as our investigational products enter and advance into and through large late-stage or registrational clinical trials and we expand our clinical, regulatory, quality and manufacturing capabilities. In addition, if we obtain marketing approval for any of our investigational products, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution.

As of December 31, 2021, we had $681.3 million of cash, cash equivalents and investments. With the receipt of the option exercise payments from Gilead Sciences, Inc. (Gilead) totaling $725 million in January 2022, we believe that our cash position will be sufficient to fund our operations into 2026. However, our future capital requirements will depend on many factors, including:

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
•
the timing and amount of milestone payments we receive from Gilead under our option, license and collaboration agreement (the Gilead Collaboration Agreement) and from Taiho Pharmaceuticals Co., Ltd. (Taiho) under our option and license agreement (the Taiho Agreement), as well as option fees under the Gilead Collaboration Agreement;
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

We have no products approved for sale and we only initiated our first registrational trial in 2021. We may subsequently learn of certain information or data that the FDA may request, which may necessitate conducting additional preclinical studies or generating additional information at significant cost in terms of both time and expense, including under a clinical hold imposed on an investigational new drug application (IND). For example, the FDA recently published guidance on “Project Optimus”, an initiative to reform dose selection in oncology drug development. If the FDA does not believe we have sufficiently demonstrated that the selected doses for our investigational products maximize not only the efficacy of the investigational product, but the safety and tolerability as well, our ability to initiate new studies may be delayed. Even if we conducted the additional studies or generated the additional information requested, the FDA could disagree that we have satisfied their requirements, all of which will cause significant delays and expense to our programs.

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

The results of preclinical and early clinical trials of our investigational products and other products with the same mechanism of action may not be predictive of the results of later-stage clinical trials. Clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. In particular, results from uncontrolled trials, meaning trials in which there is no control group such as a placebo group, are inherently difficult to interpret. Clinical trials evaluating two or more investigational products in combination that have not yet been approved can compound these difficulties. As a key element of our strategy is the development of intra-portfolio combinations, our early clinical trials may test more than one investigational product in uncontrolled studies, such as our Phase 1/1b clinical trial for AB308 which is evaluating AB308 in combination with zimberelimab. Furthermore, as more investigational products within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change.

We currently have six investigational products in clinical development and their risk of failure is high. We are unable to predict if these investigational products or any of our future investigational products that advance into clinical trials will prove safe or effective in humans or will obtain marketing approval. If we are unable to complete preclinical or clinical trials of current or future investigational products, due to safety concerns, or if the results of these trials are not satisfactory to convince regulatory authorities of their safety or efficacy, we will not be able to obtain marketing approval for commercialization. For example, since a key element of our strategy is the development of intra-portfolio combinations, regulatory authorities may disagree that we have sufficiently demonstrated the contribution of each investigational product or other agent in our combination trials and require further studies. Even if we are able to obtain marketing approvals for any of our investigational products, those approvals may be for indications that are not as broad as desired or may contain other limitations that would adversely affect our ability to generate revenue from sales of those products. Moreover, if we are not able to differentiate our product against other approved products within the same class of drugs, or if any of the other circumstances described above occur, our business would be materially harmed and our ability to generate revenue from that class of drugs would be severely impaired.

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

For example, enrollment of oncology subjects in our clinical trials evaluating zimberelimab may be hampered by nivolumab from Bristol-Myers Squibb and pembrolizumab from Merck, both of which are approved and on the market. Subjects may opt to be treated with an approved product rather than our anti-PD-1 antibody investigational product. In addition, Roche/Genentech, Merck and Beigene have initiated numerous Phase 3 trials with their respective anti-TIGIT antibodies, which could reduce the number of clinical sites and subjects available for our registrational program for domvanalimab (our anti-TIGIT antibody), including ARC-10, our Phase 3 trial in PD-L1 high non-small cell lung cancer, and our planned Phase 3 trials with Gilead in lung and gastrointestinal cancers.

Public health outbreaks, such as the COVID-19 pandemic, will also have an adverse impact our clinical trial operations. Regulatory authorities and ethics committees may divert resources, prolonging the time for review of new studies and any protocol or other amendments for ongoing studies. Investigational sites have intermittently diverted resources in order to respond to the ongoing health crisis, causing delays and limiting their ability to initiate new studies. The limited resources at investigational sites further hinders their ability to screen and enroll subjects, conduct and report all patient assessments and collect all patients samples, thereby impacting our ability to assess the activity of our investigational products in a timely manner. Furthermore, supply chain challenges during the COVID-19 pandemic has made it more difficult to procure standard-of-care chemotherapy drugs utilized in our trials and timely ship materials to investigational sites, which has and may continue to delay or limit their screening and enrollment of patients.

In addition, recruiting and retaining subjects in our clinical trials may be adversely impacted by negative results that we report in our other clinical trials using the same investigational products or by negative results reported by others using investigational products with the same mechanism of action as our investigational products. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our investigational products. Failures in planned subject enrollment or retention may result in increased costs or program delays and could render further development impossible.

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

Lack of efficacy, adverse events, undesirable side effects or other adverse findings may emerge in clinical trials conducted by third parties investigating the same investigational products as us in different territories. For example, we and Guangzhou Gloria Biosciences, Co. (Gloria Biosciences, formerly known as Harbin Gloria Pharmaceuticals Co. Ltd.) each licensed our rights to the same anti-PD-1 antibody (which we refer to as zimberelimab) from WuXi Biologics (Cayman) Inc. (WuXi Biologics). Gloria Biosciences refers to this antibody as GLS-010 and is conducting clinical trials with GLS-010 in China. We have no control over their clinical trials or development program, and adverse findings from the results or their conduct of clinical trials could adversely affect our development of zimberelimab or even the viability of zimberelimab as an investigational product. We may be required to report Gloria Biosciences’ adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of zimberelimab. We may face similar risks from any independent development conducted with our investigational products by Gilead and Taiho, following any exercise of their respective options to our programs.

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

A key element of our strategy is to build a broad portfolio of investigational products that will allow for the development of intra-portfolio combinations. We believe that by developing or licensing these investigational products, we can control the combinations we pursue and, if and when approved, maximize the commercial potential of these combinations. However, these combinations have not been tested before and may fail to demonstrate synergistic activity against immunological targets, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, may exacerbate adverse events associated with one of the investigational products when used as monotherapy, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy. In addition, our early clinical trials may test more than one investigational product in uncontrolled studies, and it may be difficult to interpret the results of those uncontrolled trials or evaluate the contribution of each investigational agent in such combination.

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

In May 2020, we entered into the Gilead Collaboration Agreement whereby Gilead obtained an exclusive license to zimberelimab and time-limited exclusive options to all of our then current and future programs during the 10-year collaboration term. In November 2021, we amended the Gilead Collaboration Agreement, and in connection with such amendment, Gilead exercised its option to three programs to obtain exclusive licenses to domvanalimab, AB308, etrumadenant and quemliclustat, and the parties added a research collaboration. Upon closing of Gilead’s exercise of its option to a program, the companies will co-develop and equally share global development costs for the joint development program, subject to opt-out rights applicable to certain programs, and expense caps on our spending and true-up adjustments. For each optioned program, provided we have not exercised our opt-out rights (if applicable), we have an option to co-promote in the United States with equal sharing of related profits and losses. Gilead has the right to exclusively commercialize any optioned programs outside of the U.S., subject to the rights of our existing partners to any territories, and will pay us tiered royalties as a percentage of revenues. In connection with the entry into the Gilead Collaboration Agreement in May 2020, we and Gilead also entered into a common stock purchase agreement and an investor rights agreement. Our agreements with Gilead pose a number of risks including, but not limited to, the following:

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
•
if our joint development program does not result in the successful development and commercialization of products or if Gilead terminates the collaboration agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our investigational products could be delayed and we may need additional resources to develop our investigational products;
•
we will be heavily dependent on Gilead for its further development and commercialization of the investigational products from the programs that it opts into;
•
we may not be successful in this collaboration due to various other factors, including our ability to demonstrate proof of concept in one or more clinical studies so that Gilead will exercise its option to these programs;
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

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. Many of these third parties have suffered from personnel constraints during the COVID-19 pandemic. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable foreign regulatory authorities concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our investigational products.

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

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products are approved. We currently have limited manufacturing arrangements and expect that each of our investigational products will only be covered by single source suppliers for the foreseeable future. In particular, we have an exclusive relationship with WuXi Biologics, located in China, for the manufacture of our investigational biologics, including zimberelimab, domvanalimab and AB308. Our contract manufacturers are subject to import and export rules and restrictions, which may impact their ability to acquire materials used in the manufacturing of our investigational product or export our manufactured investigational products to the countries where our clinical trials are conducted. We closely monitor the inventory for each of our investigational products in order to prevent or minimize the impact of potential disruptions, and have not yet experienced any disruptions in our ability to manufacture our investigational products as a result of the COVID-19 health crisis. However, the pandemic has prevented the U.S. Commerce Department from conducting an inspection of WuXi Biologics in connection with purchases of hardware that are subject to U.S. export controls. As a result, WuXi Biologics has been placed on the U.S.'s "Unverified List". At this time, we do not anticipate any impact to our 2022 manufacturing plans with WuXi Biologics and WuXi Biologics expects the matter to be resolved relatively soon. Furthermore, the pandemic has severely challenged supply chains, increasing the lead time for us and our contract manufacturers to obtain raw materials used in the manufacturing of our investigational products. Our reliance on limited manufacturing and use of a single global distributor increases the risk that we will not have sufficient quantities of our investigational products for use in our clinical trials or, if approved, quantities of product at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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
•
loss of the cooperation of an existing or future collaborator, including option exercises by Gilead or Taiho under the Gilead Collaboration Agreement or Taiho Agreement, respectively;
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

We, or our third-party manufacturers, will need to manufacture and supply large quantities of our investigational products to support our clinical development plans. With respect to investigational products from optioned programs, we, or our third-party manufacturers, may need to produce additional quantities to support the scope of our joint clinical development program with Gilead, Gilead’s additional evaluations with its own proprietary products or Taiho’s independent clinical development plans. We are also a party to various collaboration and supply arrangements, such as our clinical trial collaboration with AstraZeneca to evaluate domvanalimab in combination with durvalumab in patients with unresectable Stage 3 non-small cell lung cancer and our clinical trial collaboration with Genentech to evaluate etrumadenant and atezolizumab utilizing the MORPHEUS platform. Furthermore, the COVID-19 pandemic has increased the lead time to obtain raw materials used in the manufacturing of our investigational products. Accordingly, we, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our investigational products in a timely or cost-effective manner, or at all, to support these collective needs. In addition, quality issues may arise during scale-up activities. If we or our manufacturing partners are unable to successfully produce or scale up the manufacture of our investigational products in sufficient quality and quantity, the development, testing and clinical trials of that investigational product may be delayed or become infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

Zimberelimab, domvanalimab and AB308 are biological products and we may develop additional biological products in the future. We believe that any of our current and future investigational products approved as a biological product under a BLA should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our investigational products to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that are still developing.

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

We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, reporting and notification obligations, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities. If we fail to comply with the obligations under our license agreements or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the investigational product being developed under any such agreement and any other investigational products being developed or tested in combination. For example, zimberelimab, which we in-licensed from WuXi Biologics, is intended to be used as the cornerstone of our combination strategy. Domvanalimab, which we in-licensed from Abmuno Therapeutics, is already being evaluated in ARC-7, a Phase 2 study, and ARC-10, a Phase 3 study, and we are planning at least two additional Phase 3 studies with Gilead to evaluate domvanalimab in additional settings. In the event we breach our license agreement with WuXi Biologics and/or Abmuno Therapeutics, and our license agreements are terminated, we would be unable to pursue our intra-portfolio combination strategy, or we would have to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.

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

We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement. For example, under the Gilead Collaboration Agreement, for each additional clinical program that Gilead exercises its option to, it will pay an option fee of $150 million per program, and for each research program that Gilead exercises its option to at the IND-enabling stage, it will pay an option fee of $60 million per program. Furthermore, we and Gilead will equally share global co-development costs for the joint development program, as well as profits and losses for the United States, subject to opt-out rights applicable to certain programs, and expense caps on our spending and true-up adjustments. If Gilead does not exercise its option to develop a program, our capital requirements relating to that development program will significantly increase and we may need to seek a new partner in order to develop and commercialize our investigational products from that program. Failure to realize the benefits of any collaborations or strategic alliances may further cause us to curtail the development of an investigational product, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any planned sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our investigational products or bring them to market and generate product sales revenue, which would harm our business prospects, financial condition and results of operations.

We may wish to acquire rights to future assets through in-licensing or may attempt to form collaborations in the future with respect to our investigational products, but may not be able to do so, which may cause us to alter or delay our development and commercialization plans.

The development and potential commercialization of our investigational products may require substantial additional capital to fund expenses. Pursuant to the Gilead Collaboration Agreement, Gilead has an exclusive option to acquire an exclusive license to all of our then current and future clinical programs during the 10-year collaboration term. Given the breadth of the collaboration, our ability to form new collaborations in the future will be limited. If Gilead declines to exercise its option to a program, we may need to enter into new collaborations for such programs with companies that have more resources and experience than us. We may not be successful in these efforts because third parties may not view our investigational products as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of an investigational product, we can expect to relinquish some or all of the control over the future success of that investigational product to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:

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

The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates. Third parties may assert infringement claims against us based on existing or future intellectual property rights. For example, we are aware of certain patents owned or licensed by Bristol-Myers Squibb having claims directed broadly to treating cancer with anti-PD-1 antibodies (the BMS Patents), which expire in 2023 and 2024. The BMS Patents have been and may in the future be the subject of litigation. In addition, we are aware of certain patents held by Genentech relating to methods of using an anti-PD-1 or anti-PD-L1 antibody in combination with an anti-TIGIT antibody for the treatment of cancer (the Genentech Patents), which expire in 2034. Merck has challenged the Genentech Patents in proceedings before the USPTO. If the validity of the BMS Patents and Genentech Patents are upheld following all challenges, and if we receive regulatory approval for zimberelimab prior to expiration of the BMS Patents or domvanalimab or AB308 in combination with zimberelimab prior to expiration of the Genentech Patents, then we may need to delay commercialization or we may need to obtain a license, which license may not be available on commercially reasonable terms, or at all.

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

In order to maximize the potential of our Gilead Collaboration Agreement, we expect to significantly grow our clinical development capabilities, including increasing the number of employees in clinical operations, biostatistics and data management, quality, and regulatory affairs, as well as expanding our overall infrastructure. If any of our investigational products receives marketing approval, we will also need to add sales, marketing and distribution capabilities. To manage our anticipated future growth, we must:

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

Our ability to compete in the highly competitive biopharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management skills and experience. We conduct our operations in the San Francisco Bay Area, a region that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel and rapidly increasing wages. Our industry also has experienced a high rate of turnover in recent years, which has worsened during the COVID-19 pandemic. While we have expanded a number of our in-office roles to permit remote work arrangements, allowing us to seek talent from outside the San Francisco Bay Area, we still may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. Many of the other biopharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our investigational products and to grow our business and operations as currently contemplated.

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

Some of the other products in the same class as our investigational products have already been approved or are further along in development. With respect to our anti-TIGIT antibodies, domvanalimab and AB308, we are aware of several pharmaceutical companies developing antibodies against this target, including Agenus, Beigene, Biothera, Bristol-Myers Squibb, Compugen, Roche/Genentech, Innovent, iTeos/GSK, Junshi/Coherus, Merck, EMD Serono, Mereo and SeaGen. AstraZeneca and Innovent are developing TIGIT-PD-1 bispecific antibodies. To our knowledge, there are no approved anti-TIGIT antibodies and the most advanced agents are in Phase 3 development. With respect to our dual adenosine receptor antagonist, etrumadenant, we are aware that Incyte and Merck KGaA have initiated clinical development of dual adenosine receptor antagonists and we are aware of clinical-stage selective adenosine A2aR antagonists being developed by other companies, including AstraZeneca, Corvus, CStone, Exscientia, Incyte, iTeos, Novartis and Tarus, and clinical-stage selective adenosine A2bR antagonists being developed by Palobiofarma, Tarus and Teon. For our small-molecule CD73 inhibitor, quemliclustat, we are aware of several pharmaceutical companies developing antibodies against this target, including Akeso, AstraZeneca, Bristol-Myers Squibb, Corvus, Incyte, Innate, Innovent, Jacobio, Novartis, Shanghai Henlius Biotech, Symphogen/Servier and Tracon/I-Mab, all of whom have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies have small-molecule programs against this target, of which only Antengene and ORIC are believed to be in clinical development. Regarding our anti-PD-1 antibody, zimberelimab, multiple large pharmaceutical companies have already received regulatory approvals for their anti-PD-1/PD-L1 antibodies, including AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, and there are also many other anti-PD-1 and anti-PD-L1 antibodies in clinical development. For our HIF-2α inhibitor, AB521, we are aware that Merck received approval for belzutifan in 2021. Other pharmaceutical companies, including Novartis and NiKang Therapeutics have small-molecule HIF-2α inhibitors in development. Arrowhead Pharmaceuticals has advanced an RNA-based anti-HIF-2α agent into the clinic.

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

Adverse trade relations may further impact our operations and/or financial condition by limiting or preventing the activities of third parties that we engage or increasing the cost of our operations. For example, we have an exclusive relationship with WuXi Biologics, located in China, for the manufacture of our investigational biologics, including zimberelimab, domvanalimab and AB308, and for biologics CMC development. The U.S. Commerce Department recently added thirty-three entities from China to its "Unverified List", including WuXi Biologics, which may impact WuXi Biologics' ability to purchase certain hardware used in the manufacturing of our antibodies. In addition, if tariffs were to be imposed on the investigational products they manufacture for us, such tariffs would have an adverse impact on our operating results and financial condition. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We have incurred substantial losses during our history and our ability to generate profits in the future is uncertain. Unused net operating loss carryforwards (NOLs) for the tax year ended December 31, 2017 and prior tax years will carry forward to offset future taxable income, if any, until such unused NOLs expire. Unused NOLs generated after December 31, 2017, under current tax law will not expire and may be carried forward indefinitely, but the future deductibility of such NOLs will be limited to 80% of current year taxable income in any given year. In addition, both our current and our future unused losses and tax credit carryforwards may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code (IRC) of 1986, as amended, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We performed an analysis under IRC Section 382 and 383 through October 31, 2020 with respect to our net operating loss and credit carryforwards. We concluded that an ownership change, as defined under IRC Section 382, occurred in previous years. While we do not expect such ownership changes to result in the expiration of our net operating loss and credit carryforwards prior to utilization, we are subject to an annual limitation on the use of tax attributes. The limitation on our ability to use our net operating loss and credit carryforwards could reduce our ability to use a portion of our tax attributes to offset future taxable income, which could result in us being required to make material cash tax payments.

In addition, our sale of 5,650,000 shares of our common stock to Gilead in February 2021, as well as future equity issuances, may result in additional ownership changes. As a result, our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be subject to limitations that could result in increased future tax liability to us. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. For example, California enacted a franchise tax law limiting the usability of California state NOLs to offset taxable income in taxable years 2020 and 2021, and similar laws in the future could accelerate or permanently increase state taxes owed. Therefore, even if we attain sustained profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, it may materially reduce our cash flows beginning in 2022.

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

Our operations are subject, either directly or indirectly through our customers and third-party payors, to various U.S. federal and state health care laws, including fraud and abuse, transparency and other healthcare laws and regulations, and similar laws in other jurisdictions in which we conduct our business. These laws may impact, among other things, our research and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include, but are not limited to the federal Anti-Kickback Statute; federal civil and criminal false claims laws, such as the False Claims Act (FCA); HIPAA; federal and state consumer protection and unfair competition laws; the federal transparency requirements under the Physician Payments Sunshine Act; state and foreign law equivalents of each of these federal laws; and state and foreign laws that require pharmaceutical companies to implement compliance programs. Many of these laws are discussed in detail in “Item 1. Business - Government Regulation - Other U.S. Healthcare Laws and Compliance Requirements”.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of investigational products, restrict or regulate post-approval activities, and affect the ability to profitably sell investigational products for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For additional detail regarding health care reform activities that may impact our business, see “Item 1. Business—Government Regulation—Healthcare Reform”.

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
•
option fees received by us in connection with option exercises by Gilead and/or Taiho pursuant to their respective option agreements;
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

Based upon shares outstanding as of December 31, 2021, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 43.5% of our common stock. In particular, Gilead owns approximately 19.5% of our outstanding common stock, and we have appointed its two designees to our board of directors pursuant to the terms of our investor rights agreement. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, our corporate headquarters, which includes executive offices and research and development and business operations, consist of approximately 136,293 square feet of leased office and laboratory space in an office park in Hayward, California. We also lease approximately 109,237 square feet of office space in Brisbane, California. The lease terms for both facilities expire in 2031, subject to options for us to extend the lease term. We intend to add new facilities or expand existing facilities as we add employees and enter new locations, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

As of January 31, 2022, we had 48 stockholders of record as reported by our transfer agent. This does not include beneficial owners whose shares are held in street name.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors.

Performance Graph

The following graph compares the cumulative stockholders returns from March 15, 2018 (first day of trading of our common stock), through December 31, 2021 for (i) our common stock, (ii) the S&P Biotechnology Index and (iii) S&P 500 Index, assuming $100 invested on March 15, 2018, and reinvestment of dividends if paid. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	3/15/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Arcus Biosciences, Inc.	RCUS	$100	$63	$59	$153	$238
S&P Biotechnology Index	^SPSIBI	$100	$77	$101	$150	$119
S&P 500 Index	S&P 500	$100	$91	$118	$137	$173

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the fourth quarter of fiscal 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Repurchased Under the Plans or Programs
October 1, 2021 to October 31, 2021	-	$-	-	-
November 1, 2021 to November 30, 2021	-	-	-	-
December 1, 2021 to December 31, 2021	79	$5.39	-	-
Total	79		-	-

All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our common stock that had been issued upon early exercise of stock options. Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Annual Report. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.”

Overview

We are a clinical-stage biopharmaceutical company focused on creating best-in-class cancer therapies. Using our robust and highly efficient drug discovery capability, we have now advanced six investigational products into clinical development, with our most advanced molecule, an anti-TIGIT antibody, now in two Phase 3 registrational studies. Our deep portfolio of novel small molecules and enabling antibodies allows us to create highly differentiated combination therapies, which we are developing to treat multiple large tumor types including lung, colorectal, prostate and pancreatic cancers. We expect our clinical-stage portfolio to continue to expand and to include molecules targeting both immuno-oncology and cancer cell-intrinsic pathways. Our vision is to create, develop and commercialize highly differentiated combination cancer therapies that have a meaningful impact on patients.

In May 2020, we entered into an Option, License and Collaboration Agreement (Gilead Collaboration Agreement) with Gilead Sciences, Inc. (Gilead), whereby Gilead obtained an exclusive license to zimberelimab and time-limited exclusive options to all of our then-current and future programs during the 10-year collaboration term. In December 2021, Gilead obtained rights to an additional four of our investigational products: domvanalimab, etrumadenant, quemliclustat and AB308, for which we subsequently received a total of $725 million in option exercise payments. For each program to which Gilead exercised or exercises its option, the parties will co-develop globally and co-commercialize the program in the U.S., subject to certain exceptions, and Gilead will have the right to commercialize the program outside of the United States, subject to the rights of our existing partners in certain territories. In 2017, we entered into an Option and License Agreement (Taiho Agreement) with Taiho Pharmaceutical Co., Ltd. (Taiho) pursuant to which Taiho has time-limited options to exclusively license the development and commercialization rights to each of our programs for Japan and certain other territories in Asia (excluding China). Taiho has exercised its option rights to our adenosine receptor antagonist program (including etrumadenant), our anti-PD-1 program (including zimberelimab), and, in December 2021, they exercised their option right to our anti-TIGIT program (including domvanalimab and AB308).

In connection with our entry into the Gilead Collaboration Agreement in 2020, we also entered into a Common Stock Purchase Agreement pursuant to which Gilead has the right, at its option from time to time over five years from closing of the initial transaction, to purchase up to a maximum ownership of 35% of our then-outstanding voting common stock, and an Investor Rights Agreement that provides for a three-year standstill, two-year lockup and the right to designate two individuals to be appointed to our Board of Directors. Gilead currently owns approximately 19.5% of our outstanding common stock.

We currently have six investigational products in clinical development:

•
Domvanalimab (previously referred to as AB154), our Fc-silent anti-TIGIT monoclonal antibody, is being evaluated in combination with zimberelimab with or without etrumadenant vs. zimberelimab monotherapy in ARC-7, our randomized, 150-patient Phase 2 trial in first-line metastatic PD-L1≥50% non-small cell lung cancer (NSCLC). In 2021, we initiated ARC-10, our first registrational trial evaluating domvanalimab in combination with zimberelimab and zimberelimab monotherapy vs. chemotherapy in this same setting. Furthermore, in January 2022, AstraZeneca initiated PACIFIC-8, a registrational study, which is evaluating domvanalimab plus durvalumab after chemoradiation therapy in Stage 3 NSCLC. We and Gilead are planning to initiate additional Phase 3 studies for domvanalimab in 2022 based on our interim analyses for ARC-7, which demonstrated encouraging clinical activity for both domvanalimab combination arms.
•
AB308, our Fc-enabled anti-TIGIT monoclonal antibody, is being evaluated in a Phase 1/1b study (ARC-12). In 2021, we completed the dose escalation portion of the study and are now enrolling five expansion cohorts which are designed to generate data to support the future development of AB308 and further development planning for both domvanalimab and AB308.

•
Etrumadenant (previously referred to as AB928), our small molecule dual A2a/A2b adenosine receptor antagonist, is being evaluated in several randomized or Phase 2 trials across major tumor types, including in our ARC-6, ARC-7, and ARC-9 studies. We expect to initiate additional clinical studies of etrumadenant in 2022, including the triplet combination of domvanalimab plus etrumadenant plus zimberelimab, based on encouraging clinical data from the triplet arm in our ARC-7 study.
•
Quemliclustat (previously referred to as AB680), our small-molecule CD73 inhibitor, is being evaluated in a Phase 1/1b study for the treatment of first-line metastatic pancreatic cancer (ARC-8) as well as late-line metastatic prostate cancer (ARC-6) and metastatic colorectal cancer (ARC-9). We expect to initiate additional clinical studies of quemliclustat in 2022.
•
Zimberelimab (previously referred to as AB122), our anti-PD-1 monoclonal antibody, is the cornerstone of our combination strategy. We are currently evaluating zimberelimab, either alone or in combination with other agents across several tumor types, including non-small cell lung cancer in ARC-7, our Phase 2 trial, and ARC-10, our registrational trial which is designed to support the approval of zimberelimab.
•
AB521, our HIF-2α inhibitor, is being evaluated in a healthy volunteer study (ARC-14) to expeditiously characterize the pharmacokinetic and safety profile of AB521 and to identify the starting dose for a Phase 1 study in oncology indications. We plan to evaluate AB521 in renal cell carcinoma as well as in other tumor types, and in combination with other molecules, including those targeting the CD73-adenosine axis.

COVID-19 Pandemic

The degree to which COVID-19 impacts our business operations, research and development programs and financial condition remains highly uncertain and will depend on future developments, including the ultimate duration and/or severity of the pandemic, the impact of any resurgences and new variants that emerge, actions by government authorities to contain the spread of the virus, the availability, adoption and effectiveness of vaccines and boosters, and when and to what extent normal economic and operating conditions can resume. Our management continues to actively monitor this health crisis and its effects on our operations, key vendors and workforce.

We conduct our clinical trials in the U.S. and internationally in geographic regions that are impacted by COVID-19 to varying degrees. While we have seen relatively robust enrollment in most of our ongoing Arcus-sponsored studies, disruptions caused by the COVID-19 pandemic will continue to impact our ability to initiate, supply, enroll, conduct or complete our ongoing or planned clinical trials. For example, in the first half of 2020, the pandemic led to a decline in screening, diagnosis and treatment for cancer patients. While cancer screening rates have rebounded, resurgences due to new variants may cause patients to delay screening and treatment for fear of exposure to COVID-19, thereby adversely impacting the enrollment of patients in clinical trials targeting early-stage cancers and retention of patients overall in our trials. At times, investigative sites have needed to divert resources away from our studies in order to respond to the ongoing health crisis, hindering their ability to conduct study assessments and report data. Patient safety remains our paramount concern and we continue to collaborate with our existing and with new investigational sites to implement measures to minimize disruptions to patients and ensure continued access to treatment, in accordance with health authority guidance. We are unable to predict the ultimate impact of this pandemic on our ongoing and planned clinical programs.

With respect to manufacturing and supply, our third-party contract manufacturers continue to operate at or near normal levels. However, global shipping has been severely challenged by the evolving pandemic, leading to delays in our receipt of materials and supplies, including standard-of-care drugs used in the conduct of our clinical trials. We actively manage the inventory for each of our investigational products and our overall supply chain needs in order to prevent or minimize the impact of any disruptions to our clinical programs.

Due to the availability of vaccines and our mandatory vaccine policy, our laboratory operations are operating at or near normal levels and we are permitting periodic in-person meetings for our office-based employees, who continue to work remotely. The safety, health and well-being of our employees remains a primary concern, and we may restrict our business activities or modify our employee work arrangements in response to new developments in the COVID-19 pandemic in order to reduce the risk of exposure among our employees.

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

To date, we have derived all of our revenue from non-refundable payments we received under the Gilead Collaboration Agreement (as amended) and the Taiho Agreement. We have not generated any revenue from product sales and have not had a profitable fiscal year prior to 2021. Prior to 2021, we incurred annual net losses and we had an accumulated deficit of $275.4 million as of December 31, 2021. We reported net income of $52.8 million during the year ended December 31, 2021 primarily due to the recognition of $328.8 million in license revenues due to Gilead's 2021 exercise of its option to our anti-TIGIT program. We do not expect to generate revenue from product sales unless and until we obtain regulatory marketing approval and commercially launch a product candidate. We cannot assure you that we will ever generate significant revenue or profits.

Through December 31, 2021, we have financed our operations primarily through net proceeds of approximately $677.1 million from equity offerings and proceeds of approximately $656.4 million from our collaboration and stock purchase agreements, excluding the receipt of $725 million in option exercise payments from Gilead in January 2022. As of December 31, 2021, we had $681.3 million of cash, cash equivalents and investments. Upon the receipt of $725 million in option exercise payments from Gilead in January 2022, our cash, cash equivalents and investments totaled approximately $1.4 billion, which we believe will be sufficient to fund our planned operations into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

We expect to incur substantial expenditures in the foreseeable future as we expand our pipeline and advance our investigational products through clinical development, the regulatory approval process and, if approved, commercial launch activities. Specifically, in the near term we expect to incur substantial expenses relating to our ongoing and planned clinical trials, the development and validation of our manufacturing processes, and other preclinical, research and discovery development activities. These expenditures will be partially offset by cost-sharing reimbursements from Gilead for certain expenses incurred on optioned programs. For the years ended December 31, 2021 and 2020, we recognized reductions of research and development expense due to reimbursements of $24.9 million and $3.4 million, respectively, for shared expenses incurred on optioned programs. We expect these reimbursements to increase in the short term due to Gilead's opt-in on three additional programs in December 2021.

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

Gilead Collaboration

Summary

In May 2020, we entered into the Gilead Collaboration Agreement (as subsequently amended), Common Stock Purchase Agreement (as subsequently amended and restated) and Investor Rights Agreement. From the inception of the agreement through December 31, 2021, Gilead has funded $420.4 million under the stock purchase agreements and provided $175.0 million for our programs pursuant to the collaboration agreement. These amounts do not include the $725 million in option exercise payments we received in January 2022 nor amounts received from Gilead's participation in our May 2020 public offering. Gilead obtained rights to four Arcus Programs: our anti-PD-1 program (including zimberelimab), anti-TIGIT program (including domvanalimab and AB308), adenosine receptor antagonist program (including etrumadenant), and CD73 inhibitor program (including quemliclustat). Gilead also has options to our earlier stage programs.

As of December 31, 2021, Gilead held approximately 19.5% of our outstanding common stock and the right to purchase up to a maximum of 35% of our then-outstanding common stock.

The following discussion should be read in conjunction with "Item 1. Business - License and Collaboration Agreements - Gilead Agreements" and the consolidated financial statements and related notes in Item 8 of this Annual Report.

Collaboration Agreement

Pursuant to the terms of the Gilead Collaboration Agreement, as amended (the Amended Gilead Collaboration Agreement), Gilead obtained exclusive licenses to zimberelimab, domvanalimab, AB308, etrumadenant, and quemliclustat, and time-limited exclusive options to all of our current and future clinical programs during the 10-year collaboration term and, for those programs that enter clinical development prior to the end of the collaboration term, for up to an additional three years thereafter. Gilead’s option rights to future programs are contingent upon Gilead's payments of up to $300 million in option continuation payments. Gilead may exercise its option, on a program-by-program basis, at any time prior to the expiration of the option and upon payment of an option fee of $150 million per program. With respect to domvanalimab, we are also eligible to receive up to $500 million in potential U.S. regulatory approval milestones.

Upon closing of Gilead’s exercise of its option to a program, the two companies will co-develop and equally share global development costs for the joint development program, subject to opt-out rights applicable to certain programs and expense caps on our spending and true-up adjustments. For each optioned program, provided we have not exercised our opt-out rights (if applicable), we have an option to co-promote in the United States with equal sharing of related profits and losses. Gilead has the right to exclusively commercialize any optioned programs outside of the U.S., subject to the rights of our existing partners to any territories, and Gilead will pay to us tiered royalties as a percentage of revenues.

In addition, the parties agreed to collaborate on two research programs for which we will lead discovery and early development activities. With respect to these two research programs, Gilead has the right to exercise its option, on a program-by-program basis, either (i) upon our completion of certain IND-enabling activities for an option payment of $60 million or (ii) following the achievement of a clinical development milestone for an option payment of $150 million.

As of December 31, 2021, Gilead has exercised its option to all of the clinical programs in existence at the date of the 2020 agreement, and we may not exercise our opt-out rights for any of these programs. The amendment to the Gilead Collaboration Agreement closed in December 2021 and we received option payments totaling $725 million for the three option exercises in January 2022.

Stock Purchase Agreement and Investor Rights Agreement

Pursuant to the Stock Purchase Agreement, Gilead has the right, at its option, to purchase additional shares from us, up to a maximum ownership of 35% of our then-outstanding voting common stock, from time to time over five years from closing of the initial Gilead Agreements, at a purchase price per share equal to the greater of a 20% premium to market (based on a trailing five-day average closing price) at the time Gilead exercises such option, and the $33.54 initial purchase price. The Investor Rights Agreement also includes a three-year standstill and a two-year lockup and provides Gilead with registration rights commencing at the end of the lockup period, pro rata participation rights in certain future financings and the right to designate two individuals to be appointed to our Board of Directors.

In the year ended December 31, 2020, Gilead made an equity investment of approximately $200 million in us by purchasing 5,963,029 shares of our common stock at a per share price of $33.54 pursuant to the Stock Purchase Agreement. Gilead made an additional equity investment in us of approximately $56.7 million, net of offering costs, by purchasing 2,200,000 shares of our common stock at a per share price of $27.50 in our May 2020 public offering.

In January 2021, we and Gilead entered into an Amended and Restated Common Stock Purchase Agreement, which amended and restated in its entirety the Common Stock Purchase Agreement, pursuant to which Gilead purchased from us 5,650,000 shares of our common stock at a purchase price of $39.00 per share. All other terms of the original Common Stock Purchase Agreement, including Gilead’s option to purchase additional shares from us, up to a maximum ownership of 35% of our then-outstanding common stock, remain unchanged.

As of December 31, 2021, Gilead held 19.5% of our outstanding common stock. Pursuant to the Investor Rights Agreement, we appointed two Gilead designees to our Board of Directors.

Taiho Agreement

In September 2017, we entered into the Taiho Agreement under which we granted Taiho exclusive options to Arcus programs arising over a five-year period ending September 2022 (the Option Period). If Taiho timely exercises its option, Taiho obtains exclusive development and commercialization rights to investigational products from such Arcus Program for Japan and certain other territories in Asia (excluding China) (the Taiho Territory).

In November 2021, Taiho exercised its option to our anti-TIGIT program, including domvanalimab and AB308, in exchange for a $15.0 million option exercise fee. We identified one performance obligation which was the delivery of the license, recognized as licensing revenue during the year ended December 31, 2021. Upon the option exercise, Taiho has sole responsibility for the development and commercialization of the licensed products from this program within the Taiho Territory.

As of December 31, 2021, Taiho had exercised its options to etrumadenant (exercised in 2018), zimberelimab (exercised in 2019), and our anti-TIGIT program (exercised in 2021) in exchange for option fees totaling $26.0 million.

Other Licenses, Collaborations, and R&D Arrangements

We in-licensed rights to zimberelimab and CD39 from WuXi Biologics, and in-licensed rights to products that include an anti-TIGIT antibody, including domvanalimab, from Abmuno Therapeutics LLC (Abmuno). We also have co-development, collaboration and research and development arrangements with AstraZeneca, BVF Partners L.P. (BVF), and Strata Oncology, Inc. (Strata).

Components of Operating Results

Collaboration and License Revenue

Our collaboration and license revenue consists of revenue recognized from the nonrefundable upfront payments received from Gilead and Taiho, for licenses or research and development services performed by us to develop our investigational products under the terms of our collaboration agreements, and from any option exercise payments.

Operating Expenses

Research and Development Expenses

Our research and development expenses consist of expenses incurred in connection with the research and development of our pipeline programs. These expenses include pre-clinical and clinical expenses, payroll and personnel expenses, including stock-based compensation for our employees, laboratory supplies, product licenses, consulting costs, contract research, and depreciation. Shared facility expenses are allocated to functional groups proportionally based on usage. Under certain collaboration agreements we agree to share research and development expenses with our partners. Such cost sharing arrangements may result in receiving reimbursement from our partners or require that we reimburse our partners for qualified expenses. We expense both internal and external research and development costs as they are incurred. We record advance payments for services that will be used or rendered for future research and development activities as prepaid expenses and recognize them as an expense as the related services are performed. We recognize reimbursement for shared costs incurred by us and reimbursed by our partners as a reduction in research and development expense.

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

In December 2021, Gilead obtained rights to four of our investigational products: domvanalimab, etrumadenant, quemliclustat and AB308, for which we subsequently received a total of $725 million in option exercise payments. We expect our research and development expenses to increase substantially during the next few years as we pursue joint development programs with Gilead for our five optioned molecules and advance these programs towards regulatory approval. We also expect to advance new programs into the clinic. All of this will require significant growth in our development capabilities and infrastructure. In addition, our joint development program with Gilead for the optioned molecules are anticipated to include a significant number of later-stage clinical trials, which typically include a larger number of subjects, are of a longer duration and include more geographic regions. As we advance our clinical-stage programs and prepare to seek regulatory approval, we will also need to conduct certain validation activities with respect to our manufacturing processes for the investigational products in each program. As a result, we expect our preclinical, clinical, and contract manufacturing expenses to increase significantly relative to what we have incurred to date.

The level of our future research and development investment will depend on a number of factors and uncertainties, including the breadth of the joint development program agreed to with Gilead for the optioned programs, the outcome of our efforts, and the amount of cost reimbursements or milestone payments we receive from our collaborators. In addition, under our license agreements with WuXi Biologics and Abmuno, and our co-development, collaboration and research and development arrangements with AstraZeneca, BVF, and Strata we may be required to pay additional clinical and regulatory milestone payments based on the development progress of our investigational products. We may also be required to pay royalties to these parties in the event of a successful product launch and our receipt of commercial revenues. Therefore, we are unable to predict the timing or the final cost to complete our clinical programs or validation of our manufacturing and supply processes and delays may occur due to numerous factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in “Item 1A. Risk Factors.”

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

Other Non-Operating Income, net

Other non-operating income, net consists primarily of interest earned on our investments in fixed-income marketable securities, activity related to our equity method investment in PACT Pharma, Inc. (PACT Pharma). To date, gains have consisted of gains on dilution of our investment in PACT Pharma, typically occurring upon PACT Pharma’s new issuances of equity securities. Losses associated with the investment consist of our share of PACT Pharma’s net losses.

Critical Accounting Judgments and Estimates

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

Revenue Recognition

At the inception of an arrangement, we evaluate if a counterparty to a contract is a customer, if the arrangement is within the scope of revenue from contracts with customers guidance, and the term of the contract. We recognize revenue when our customer obtains control of promised goods or services in a contract for an amount that reflects the consideration we expect to receive in exchange for those goods or services. For contracts with customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. As part of the accounting for contracts with customers, we must develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. We then allocate the total transaction price to each performance obligation based on their estimated standalone selling prices. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,		$ Change	% Change
	2021	2020
Revenues:
License revenue	$343,838	$55,096	$288,742	*
License and development services revenue	1,135	-	1,135	*
Other collaboration revenue	37,909	22,421	15,488	69%
Total collaboration and license revenues	382,882	77,517	305,365	*
Operating expenses:
Research and development	256,348	159,348	97,000	61%
General and administrative	72,286	42,404	29,882	70%
Total operating expenses	328,634	201,752	126,882	63%
Income (loss) from operations	54,248	(124,235)	178,483	-144%
Non-operating income, net	397	1,377	(980)	-71%
Income (loss) before income taxes	54,645	(122,858)	177,503	-144%
Income tax expense	(1,815)	-	(1,815)	*
Net income (loss)	$52,830	$(122,858)	$175,688	-143%

* Not meaningful

Collaboration and License Revenue

Collaboration and license revenue increased $305.4 million, from $77.5 million for the year ended December 31, 2020 to $382.9 million for the year ended December 31, 2021. The increase was primarily driven by Gilead's exercise of its option to three of our programs and consisted of increases of $288.7 million in license revenues, $15.5 million in collaboration revenues, and $1.1 million in license and development services revenues. See Note 8 to our consolidated financial statements in Item 8 for further discussion of the amount and timing of revenues recognized from our collaboration agreements.

Research and Development Expenses

Research and development expenses increased $97.0 million, or 61%, from $159.3 million for the year ended December 31, 2020 to $256.3 million for the year ended December 31, 2021. The increase in research and development expenses was driven by costs incurred to support our expanded clinical and development activities. Our growing headcount and our 2021 stock awards drove a $46.7 million increase in employee compensation costs, including approximately $17.1 million of increased non-cash stock-based compensation. Costs for our ongoing clinical studies and related manufacturing increased $41.6 million and $11.3 million, respectively, as a result of the increased number of clinical-stage programs and trials compared to the prior year. We incurred increases of $9.5 million in office facilities and technology expense, $7.0 million in consulting services, and $5.2 million in lab supplies and equipment, as we expanded our development efforts. The overall increase in research and development expense was partially offset by a net $21.4 million increase in reimbursement from collaboration partners for shared expenses and a $3.5 million decrease in expense for scientific licenses. In the year ended December 31, 2021, we recognized reimbursement of approximately $24.9 million for certain applicable costs of developing zimberelimab in accordance with the Gilead Collaboration Agreement.

General and Administrative Expenses

General and administrative expenses increased $29.9 million, or 70%, from $42.4 million for the year ended December 31, 2020 to $72.3 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations, as well as costs associated with being a public company. Our growing headcount and our 2021 stock awards drove a $23.5 million increase in employee compensation costs, including approximately $15.6 million in increased non-cash stock-based compensation. We also incurred an approximately $4.1 million increase in office facilities expense due to our expanding headcount and office space and an increase of $2.2 million in consulting expenses incurred in corporate development activities.

Non-Operating Income, Net

Non-operating income, net decreased $1.0 million or 71%, from $1.4 million for the year ended December 31, 2020 to $0.4 million for the year ended December 31, 2021. The decrease was primarily due to lower interest income resulting from lower investment yields on our portfolio of marketable fixed-income securities during the year ended December 31, 2020 as compared to the same period in the prior year.

Income Tax Expense

Income tax expense increased $1.8 million, from zero for the year ended December 31, 2020 to $1.8 million for the year ended December 31, 2021. The increase in income tax expense was due to taxes incurred on our net income for the year ended December 31, 2021, resulting from Gilead's exercise of its option to three of our programs in 2021.

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,		$ Change	% Change
	2020	2019
Revenues:
License revenue	$55,096	$8,000	$47,096	*
Other collaboration revenue	22,421	7,000	15,421	220%
Total collaboration and license revenues	77,517	15,000	62,517	*
Research and development	159,348	78,481	80,867	103%
General and administrative	42,404	25,228	17,176	68%
Total operating expenses	201,752	103,709	98,043	95%
Loss from operations	(124,235)	(88,709)	(35,526)	40%
Non-operating income, net	1,377	3,999	(2,622)	-66%
Net loss	$(122,858)	$(84,710)	$(38,148)	45%

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

Research and Development Expenses

Research and development expenses increased $80.8 million, or 103%, from $78.5 million for the year ended December 31, 2018 to $159.3 million for the year ended December 31, 2019. The increase in research and development expenses was primarily due to an increase of $27.8 million in manufacturing costs required to supply our clinical studies, an increase of $24.2 million in clinical costs for our ongoing clinical studies, and an increase of $20.1 million in employee compensation costs primarily due to additional headcount, approximately $7.1 million of which consists of non-cash stock-based compensation. Expenses related to sublicense fees and milestone payments also increased $7.4 million, from $11.2 million for the year ended December 31, 2019 to $18.6 million for the year ended December 31, 2020, largely as a result of sublicense fees paid to WuXi. We incurred a $1.5 million additional increase on telecommunications and remote work infrastructure due to shelter-in-place orders amid the COVID pandemic, partially offset by a decrease of $1.3 million in lab supplies and equipment due to decreased lab activities for the same reason.

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

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through net proceeds of approximately $677.1 million from equity offerings and proceeds of approximately $656.4 million from our collaboration and stock purchase agreements, excluding the receipt of $725 million in option exercise payments from Gilead in January 2022.

We also receive cost-sharing reimbursements from Gilead for certain shared expenses incurred on optioned programs. For the years ended December 31, 2021 and 2020, we recognized reductions of research and development expense due to reimbursements of $24.9 million and $3.4 million, respectively, for shared expenses incurred on optioned programs. We expect these reimbursements to increase in the short term due to Gilead's opt-in on three additional programs in 2021.

As of December 31, 2021, we had $681.3 million of cash, cash equivalents and investments in marketable securities. Upon the receipt of $725 million in option exercise payments from Gilead in January 2022, our cash, cash equivalents and investments totaled approximately $1.4 billion, which we believe will be sufficient to fund our planned operations into 2026. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury obligations, and investments in corporate securities.

Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets. It is challenging to predict the nature, timing and estimated long-range costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our investigational products. This is made more challenging by events outside of our control, such as the recent COVID-19 pandemic. Accordingly, our operating plan may change, including as a result of factors currently unknown to us, and we may need to seek additional funds sooner than planned. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

See “Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in):
Operating activities	$(256,171)	$111,170	$(73,462)
Investing activities	(3,868)	(434,367)	59,212
Financing activities	237,340	438,675	1,123
Net increase (decrease) in cash, cash equivalents and restricted cash	$(22,699)	$115,478	$(13,127)

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $256.2 million as compared to $111.2 million cash provided by operating activities for the prior year. The change in cash flow from operating activities is primarily due to the expenses incurred to support our expanded clinical development activities and general and administrative costs incurred to support our operations, partially offset by our net income of $52.8 million and the timing of payments from Gilead. The increase in expenses incurred for development activities is partially offset by year-over-year changes in non-cash items, including $32.7 million increased expense from stock-based compensation, and changes in our asset and liability balances due to the timing of payments to or from our vendors and collaborators.

Net cash provided by operating activities for the year ended December 31, 2020 was $111.2 million as compared to a use of $73.5 million for the prior year. The net $184.7 increase in cash provided is primarily due to $265.6 million in cash received at the close of the Gilead Collaboration Agreement in July 2020. The overall increase in net cash provided is partially offset by the $38.1 million increase in our net loss to $122.9 million and changes in non-cash items, including $12.8 million of increased expense from stock-based compensation, and changes in our asset and liability balances due to the timing of payments to or from our vendors and collaborators.

Cash Provided by (Used in) Investing Activities

Cash used in investing activities was $3.9 million for the year ended December 31, 2021 compared to $434.4 million cash provided in the prior year. The change in cash flow was primarily due to net maturities of our investments in fixed-income marketable securities, partially offset by purchases of property and equipment.

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

Cash Provided by Financing Activities

Cash provided by financing activities was $237.3 million for the year ended December 31, 2021 compared to $438.7 million in the prior year. In February 2021 we received $220.4 million from Gilead pursuant to the terms of the Amended and Restated Stock Purchase Agreement. In 2020, we received $326.2 million, net of direct offering costs, from our May 2020 public offering, as well as $107.5 million, net of direct offering costs, from the Gilead Stock Purchase Agreement.

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

Contractual Obligations and Commitments

The following table summarizes our current and noncurrent anticipated cash requirements under contractual obligations as of December 31, 2021 (in thousands):

	Total	Current	Noncurrent
Operating lease obligations (1)	$158,498	$11,198	$147,300
Liability for sale of future royalties (2)	5,260	-	5,260
Total (3)	$163,758	$11,198	$152,560

(1) Consists of cash payments due to landlord for our leased office and laboratory space. As of December 31, 2021, we had obligations consisting of operating leases for our operating facilities for approximately 245,530 square feet. Under the terms of the agreements, we have lease obligations consisting of $158.5 million in undiscounted minimum lease payments through 2031.

(2) Consists of current balance of estimated contingent milestone and royalty payments under the BVF Agreement (see Note 7 to our consolidated financial statements in Item 8 for further discussion).

(3) We have not included contingent milestone or royalty payments or other contractual payment obligations in the table to the extent the timing and amount of such obligations are unknown or uncertain.

We enter into contracts in the normal course of business with third parties for clinical trial management and execution, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. These contracts are generally cancelable on 30 days’ notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

See "Liquidity" above for further discussion of our cash requirements.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements in Item 8 for a discussion of recently adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2021, we had cash, cash equivalents and investments of $681.3 million, consisting of interest-bearing money market accounts and investments in corporate notes and U.S. government securities, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents and investments.

In addition, we are also exposed to foreign currency exchange rate risk inherent in our contracts with research institutions, contract research organizations, and contract manufacturing organizations as certain services are performed by them outside the United States. We made payments in the aggregate amount of $6.9 million AUD and $5.3 million AUD to our Australian vendors during the years ended December 31, 2021 and 2020. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance denominated in Australian dollars.

We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data

ARCUS BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Arcus Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arcus Biosciences, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Accounting for license and collaboration agreements with Gilead Sciences, Inc.
Description of the Matter

As described in Notes 8 and 14 to the consolidated financial statements, during 2021 the Company entered into an amendment to its Option, License and Collaboration Agreement with Gilead Sciences, Inc., a related party, referred to as the “Amended Gilead Collaboration Agreement”, which resulted in the recognition of $360.9 million of revenue for the year ended December 31, 2021 and $559.2 million of deferred revenue at December 31, 2021.

Auditing the Company’s accounting for the Amended Gilead Collaboration Agreement was complex and required the Company to apply significant judgement, including the determination of performance obligations and transaction price, and the estimation of standalone selling price for each identified performance obligation. Estimates of standalone selling price require management judgements and assumptions, which may include forecasted revenues, development timelines, discount rates, and probabilities of technical and regulatory success. Changes to these assumptions can have a material effect on the allocation of transaction price to performance obligations and can impact the amount and timing of revenue recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls addressing the risks of material misstatement relating to the Company’s accounting for license and collaboration agreements with multiple performance obligations. For example, we tested management’s controls over the identification of performance obligations and the determination of significant assumptions used in the estimation of standalone selling price. We also tested the completeness and accuracy of data used in estimating standalone selling price.

Our audit procedures included, among others, obtaining and reading the Amended Gilead Collaboration Agreement and evaluating the completeness of the performance obligations identified by management. We also evaluated management’s estimates of the standalone selling price of the performance obligations. For example, we evaluated the discounted cash flow assumptions used by the Company in developing estimates of standalone selling price by comparing the significant assumptions described above to current industry trends using available information from other similar companies within the same industry and other relevant factors. We also performed a sensitivity analysis to evaluate the impact that changes in significant assumptions would have on estimated standalone selling price and the resulting impact on the allocation of transaction price to performance obligations, as well as revenue recognized during the period. We involved our valuation professionals to assist in the assessment of the estimation methodology and the significant assumptions used in determining estimated standalone selling price.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Redwood City, California

February 23, 2022

ARCUS BIOSCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$147,914	$173,415
Short-term investments	351,394	555,231
Receivable from collaboration partners ($744,535 and $943 from a related party)	744,595	1,049
Accrued interest receivable	2,227	649
Prepaid expenses and other current assets	15,620	5,471
Total current assets	1,261,750	735,815
Long-term investments	181,990	6,440
Property and equipment, net	32,455	10,807
Right-of-use assets	104,968	12,781
Restricted cash	3,005	203
Other long-term assets	7,730	6,246
Total assets	$1,591,898	$772,292
LIABILITIES
Current liabilities:
Accounts payable	$10,261	$15,682
Accrued research and development	29,587	18,307
Other accrued liabilities	24,181	9,543
Deferred revenue, current ($96,981 and $67,571 to a related party)	102,003	74,571
Other current liabilities	52	3,566
Total current liabilities	166,084	121,669
Deferred revenue, noncurrent ($462,217 and $127,511 to a related party)	462,217	132,533
Operating lease liabilities, noncurrent	116,887	15,243
Other long-term liabilities	5,260	543
Total liabilities	750,448	269,988
Commitments (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of December 31, 2021 and 2020; no shares issued and outstanding as of December 31, 2021 and 2020	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized as of December 31, 2021 and 2020; 70,781,736 and 65,114,685 shares issued and outstanding as of December 31, 2021 and 2020, respectively. Shares outstanding incudes 9,946 and 1,422,784 shares issued but subject to vesting as of December 31, 2021 and 2020, respectively.	7	6
Additional paid-in capital	1,118,058	830,438
Accumulated deficit	(275,354)	(328,184)
Accumulated other comprehensive income (loss)	(1,261)	44
Total stockholders’ equity	841,450	502,304
Total liabilities and stockholders’ equity	$1,591,898	$772,292

The accompanying notes are an integral part of these Consolidated Financial Statements

ARCUS BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues:
License revenue ($328,838, $55,096 and $0 from a related party)	$343,838	$55,096	$8,000
License and development services revenue ($1,135 from a related party)	1,135	-	-
Other collaboration revenue ($30,909, $15,421 and $0 from a related party)	37,909	22,421	7,000
Total collaboration and license revenues	382,882	77,517	15,000
Operating expenses:
Research and development (($24,891), ($3,446) and $0 from a related party)	256,348	159,348	78,481
General and administrative	72,286	42,404	25,228
Total operating expenses	328,634	201,752	103,709
Income (loss) from operations	54,248	(124,235)	(88,709)
Non-operating income (expense):
Interest and other income, net	657	1,377	5,201
Effective interest on liability for sale of future royalties	(260)	-	-
Gain on deemed sale from equity method investee	-	613	-
Share of loss from equity method investee	-	(613)	(1,202)
Total non-operating income, net	397	1,377	3,999
Income (loss) before income taxes	54,645	(122,858)	(84,710)
Income tax expense	(1,815)	-	-
Net income (loss)	52,830	(122,858)	(84,710)
Other comprehensive income (loss)	(1,305)	(20)	171
Comprehensive income (loss)	$51,525	$(122,878)	$(84,539)
Net income (loss) per share, basic	$0.76	$(2.24)	$(1.93)
Weighted-average number of shares used to compute basic net income (loss) per share	69,345,490	54,787,118	43,825,991
Net income (loss) per share, diluted	$0.71	$(2.24)	$(1.93)
Weighted-average number of shares used to compute diluted net income (loss) per share	73,966,267	54,787,118	43,825,991

The accompanying notes are an integral part of these Consolidated Financial Statements

ARCUS BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	43,610,823	$4	$357,873	$(122,828)	$(107)	$234,942
Cumulative effect adjustment upon adoption of ASC 606	-	-	-	2,212	-	2,212
Issuance of common stock upon exercise of stock options	34,780	-	188	-	-	188
Vesting of early exercised stock options and restricted stock	417,883	-	1,029	-	-	1,029
Issuance of common stock under Employee Stock Purchase Plan	148,709	-	1,029	-	-	1,029
Stock-based compensation	-	-	8,981	-	-	8,981
Other comprehensive income	-	-	-	-	171	171
Net loss	-	-	-	(84,710)	-	(84,710)
Balance at December 31, 2019	44,212,195	4	369,100	(205,326)	64	163,842
Issuance of common stock in public offering, net of $21,629 offering costs (2,200,000 shares and $56,738, net of $3,762 offering costs, from a related party)	12,650,000	2	326,244	-	-	326,246
Issuance of common stock and rights to purchase additional shares in accordance with Gilead Stock Purchase Agreement, net of $1,931 offering costs	5,963,029	-	107,468	-	-	107,468
Issuance of common stock upon exercise of stock options and vesting of restricted stock	405,752	-	3,366	-	-	3,366
Vesting of early exercised stock options	258,824	-	848	-	-	848
Issuance of common stock under Employee Stock Purchase Plan	202,101	-	1,587	-	-	1,587
Stock-based compensation	-	-	21,825	-	-	21,825
Other comprehensive loss	-	-	-	-	(20)	(20)
Net loss	-	-	-	(122,858)	-	(122,858)
Balance at December 31, 2020	63,691,901	6	830,438	(328,184)	44	502,304
Issuance of common stock and rights to purchase additional shares in accordance with Amended and Restated Gilead Purchase Agreement, net of $55 offering costs	5,650,000	1	220,295	-	-	220,296
Issuance of common stock upon exercise of stock options and vesting of restricted stock	1,045,423	-	9,089	-	-	9,089
Vesting of early exercised stock options	153,877	-	686	-	-	686
Issuance of common stock under Employee Stock Purchase Plan	230,589	-	3,022	-	-	3,022
Stock-based compensation	-	-	54,528	-	-	54,528
Other comprehensive loss	-	-	-	-	(1,305)	(1,305)
Net income	-	-	-	52,830	-	52,830
Balance at December 31, 2021	70,771,790	$7	$1,118,058	$(275,354)	$(1,261)	$841,450

The accompanying notes are an integral part of these Consolidated Financial Statements

ARCUS BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flow from operating activities
Net income (loss)	$52,830	$(122,858)	$(84,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	54,528	21,825	8,981
Depreciation and amortization	3,843	3,149	3,578
Noncash lease expense	3,214	1,042	-
Share of loss from equity method investee, net	-	-	1,202
Amortization of premiums on investments	4,772	(46)	(2,638)
Effective interest on liability for sale of future royalties	260	-	-
Changes in operating assets and liabilities:
Receivable from collaboration partners (($17,092), ($943) and $0 from a related party)	(17,046)	(917)	(132)
Amounts owed by PACT Pharma	-	-	83
Prepaid expenses and other current assets	(5,944)	(838)	(1,982)
Other long-term assets	3,322	(5,374)	(588)
Accounts payable	(4,773)	9,272	1,726
Accrued research and development	8,355	13,735	1,756
Other accrued liabilities	10,138	4,593	1,743
Other current liabilities	-	-	57
Deferred revenue (($360,884), $195,082 and $0 to a related party)	(367,884)	188,082	(2,000)
Operating lease liabilities	(1,288)	(993)	-
Deferred rent	-	-	(538)
Other long-term liabilities	(498)	498	-
Net cash provided by (used in) operating activities	(256,171)	111,170	(73,462)
Cash flow from investing activities
Purchases of short-term and long-term investments	(718,865)	(739,658)	(247,755)
Proceeds from maturities of short-term and long-term investments	690,074	307,343	308,892
Sales of short-term and long-term investments	51,001	1,003	-
Purchases of property and equipment	(26,078)	(3,055)	(1,925)
Net cash provided by (used in) investing activities	(3,868)	(434,367)	59,212
Cash flow from financing activities
Proceeds from issuance of common stock and rights to purchase additional shares ($220,235, $164,207 and $0 from a related party)	220,235	433,776	-
Proceeds from sale of future royalties	5,000	-	-
Proceeds from issuance of common stock pursuant to equity award plans	12,111	4,953	1,217
Repurchase of unvested shares of stock	(6)	(54)	(94)
Net cash provided by financing activities	237,340	438,675	1,123
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,699)	115,478	(13,127)
Cash, cash equivalents and restricted cash at beginning of period	173,618	58,140	71,267
Cash, cash equivalents and restricted cash at end of period	$150,919	$173,618	$58,140
Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	$996	$1,583	$12
Unpaid portion of other assets included in accrued research and development	$1,425	$-	$-
Vesting of early exercised stock options and restricted stock	$686	$848	$1,029
Unpaid portion of financing costs included in accounts payable	$-	$61	$-

The accompanying notes are an integral part of these Consolidated Financial Statements

ARCUS BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

Note 1. Organization

Description of Business

Arcus Biosciences, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on creating best-in-class cancer therapies. Using its robust and highly efficient drug discovery capability, the Company has now advanced six investigational products into clinical development, with its most advanced molecule, an anti-TIGIT antibody, now in two Phase 3 registrational studies. The Company’s deep portfolio of novel small molecules and enabling antibodies allows it to create highly differentiated combination therapies, which the Company is developing to treat multiple large tumor types including lung, colorectal, prostate and pancreatic cancers. The Company expects its clinical-stage portfolio to continue to expand and to include molecules targeting both immuno-oncology and cancer cell-intrinsic pathways. The Company’s vision is to create, develop and commercialize highly differentiated combination cancer therapies that have a meaningful impact on patients. The Company currently has six investigational products in clinical development: domvanalimab (previously referred to as AB154), etrumadenant (previously referred to as AB928), quemliclustat (previously referred to as AB680), and zimberelimab (previously referred to as AB122), AB308 and AB521.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. Prior year amounts on our consolidated balance sheets related to long-term contract liabilities under the Gilead contract have been reclassed to deferred revenues to conform to the current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements are comprised of Arcus Biosciences, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. Estimates were used to determine the standalone selling price of performance obligations and the timing of revenue recognition, the value of stock-based awards and other issuances, accruals for research and development costs, useful lives of long-lived assets, uncertain tax positions, and valuation allowance for deferred tax assets. Actual results could differ materially from the Company’s estimates.

Risks and Uncertainties

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

Cash Equivalents and Investments

Cash equivalents consist of marketable securities having an original maturity of three months or less at the time of purchase. Short-term investments have maturities of greater than three months and up to 12 months at the time of purchase. Long-term investments have maturities greater than 12 months at the time of purchase. Collectively, cash equivalents, short-term and long-term investments are considered available-for-sale and are recorded at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive loss. Realized gains and losses are included in interest and other income, net in the consolidated statements of operations and comprehensive loss. The basis on which the cost of a security sold or amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash as Reported in Consolidated Statements of Cash Flows

Restricted cash at December 31, 2021 and 2020 represents cash balances held as security in connection with the Company’s facility lease agreements. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the total shown in the consolidated statements of cash flows (in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$147,914	$173,415
Restricted cash	3,005	203
Cash, cash equivalents and restricted cash	$150,919	$173,618

Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities, including short-term and long-term investments, and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). The carrying amount of the Company’s financial instruments, including receivable from a related party, accounts payable, accrued expenses, other current liabilities and the liability for sale of future royalties approximate fair value due to their short-term maturities.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment charge would be recorded when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. The Company did not recognize any impairment charges for the years ended December 31, 2021, 2020 and 2019.

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

The Company recognizes revenue when its customer obtains control of promised goods or services in a contract for an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. For contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for contracts with customers, the Company must develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. The Company then allocates the total transaction price to each performance obligation based on their estimated standalone selling prices. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The accounting for these arrangements requires the Company to develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligation. These estimates may include items such as forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. The Company evaluates each performance obligation to determine if it can be satisfied at a point in time or over time, and measures the services delivered to the customer. The effect of any change made to an estimated input and, therefore, a change to revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration such as milestone payments must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

The Company enters into collaborative arrangements that typically include one of more of the following: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) fees attributable to options to intellectual property; and (v) cost-sharing or research and development (R&D) funding arrangements. When a portion of non‑refundable upfront fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied. Fees attributable to options are deferred until the option expires or is exercised. The Company classifies contract liabilities, including deferred revenue, as current when it expects to satisfy its performance obligations within one year, and noncurrent when the Company expects to satisfy those performance obligations in greater than one year.

Upfront Payments and License Fees

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

Cost-Sharing Arrangements

Under certain collaborative arrangements, the Company is reimbursed for a portion of the research and development expenses, including costs of drug supplies. When these R&D expenses are incurred under a reimbursement or cost sharing model with a collaboration partner, the Company records the related reimbursements as a reduction of R&D expense in its consolidated statements of operations.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of personnel costs for the Company’s research and development employees, costs incurred to third-party service providers for the conduct of research, preclinical and clinical studies, laboratory supplies and equipment maintenance costs, consulting and other related expenses. Also included are payments we make under license and collaborative arrangements, including up-front and milestone payments, license and option fees and expense reimbursements to collaboration partners, as well as non-personnel costs such as professional fees payable to third parties for preclinical and clinical studies and research services, laboratory supplies and equipment maintenance, product licenses, and other consulting costs. We recognize reimbursement for shared costs incurred by us and reimbursed by our partners as a reduction in research and development expense.

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

Leases and Rent Expense

As of December 31, 2021, the Company's corporate headquarters, which includes executive offices and research and development and business operations, consist of approximately 136,293 square feet of leased office and laboratory space in an office park in Hayward, California. The Company also leases approximately 109,237 square feet of office space in Brisbane, California. The lease terms for both facilities expire in 2031, subject to options for the Company to extend the lease term. Prior to January 1, 2020, the Company recognized related rent expense on a straight-line basis over the term of the lease. Incentives granted under the Company’s facilities lease, including allowances for leasehold improvements and rent holidays, were recognized as reductions to rental expense on a straight-line basis over the term of the lease. Deferred rent consisted of the difference between cash payments and the rent expense recognized.

Subsequent to the adoption of the new leasing standard on January 1, 2020, the Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease to have commenced when the lessor has made the underlying asset available for use, a determination made after considering whether the asset is complete and whether the Company has the right to enter the property, among other factors. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option. Operating leases are included in operating lease right-of-use assets, other accrued liabilities, and operating lease liabilities, noncurrent in the Company's consolidated balance sheet at December 31, 2021 and 2020.

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

On March 18, 2020, the Families First Coronavirus Response act (FFCR Act), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous tax-related provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. On June 29, 2020 California State Assembly Bill 85 (the Trailer Bill) was enacted which suspended the use of California net operating loss (NOL) deductions and limited the use of certain tax credits, including research and development tax credits, for the 2020 and 2021 tax years.

The FFCR Act, CARES Act and Trailer Bill did not have a material impact on the Company’s consolidated financial statements as of December 31, 2021; however, the Company continues to examine the impacts the FFCR Act, CARES Act and Trailer Bill may have on its business, results of operations, financial condition and liquidity.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and net unrealized income and losses on available-for-sale securities, which are presented in a single continuous statement. Other comprehensive income (loss) is also disclosed in the consolidated balance sheets and statements of stockholders’ equity in accumulated other comprehensive income (loss), and is stated net of related tax effects, if any.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. The Company excludes the weighted-average shares subject to repurchase from its calculation of weighted average of common shares outstanding. For purposes of the diluted net income (loss) per share calculation, outstanding common stock options are considered to be potentially dilutive securities. Because the Company reported a net loss for the years ended December 31, 2020 and 2019, and the inclusion of the potentially dilutive securities would be antidilutive, diluted net loss per share is the same as basic net loss per share for those periods.

Recently Adopted Accounting Standards

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2021 and 2020. The following tables set forth the Company’s financial instruments (excluding restricted cash) that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$147,914	$147,914	$-	$-
U.S. treasury securities	112,170	-	112,170	-
Corporate securities and commercial paper	421,214	-	421,214	-
Total assets measured at fair value	$681,298	$147,914	$533,384	$-

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$146,468	$146,468	$-	$-
U.S. treasury securities	301,112	-	301,112	-
U.S. Government agency obligations	25,001	-	25,001
Corporate securities and commercial paper	262,505	-	262,505	-
Total assets measured at fair value	$735,086	$146,468	$588,618	$-

As of December 31, 2021, the fair value of the liability for sale of future royalties is based on the Company's current estimates of future contingent milestones and royalties expected to be paid to BVF over the term of the BVF Agreement. These estimates are considered Level 3 fair value inputs. See Note 7 for further discussion of the liability and related estimates.

The Company's investments are classified as (with contractual maturities):

	Year Ended December 31,
	2021	2020
Cash and cash equivalents	$147,914	$173,415
Short-term investments (due within one year)	351,394	555,231
Long-term investments (due between one and three years)	181,990	6,440
	$681,298	$735,086

All the Company's investments in marketable securities are classified as available-for-sale. At December 31, 2021 and 2020, the balance in the Company’s accumulated other comprehensive income (loss) related to the Company’s available-for-sale marketable securities. There were no realized gains recognized on the sale of available-for-sale marketable securities during the years ended December 31, 2021, 2020 and 2019 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the periods then ended. The Company has not recognized any allowances for credit losses given the nature of its receivables and investment portfolio and the immaterial amount of unrealized losses on available for sale securities. No credit related losses have been recognized for any of the periods presented. The fair value and amortized cost of investments in marketable securities by major security type as of December 31, 2021 and 2020 are presented in the tables that follow (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2021:
Money market funds	$147,914	$-	$-	$147,914
U.S. treasury securities	112,473	1	(304)	112,170
Corporate securities and commercial paper	422,172	3	(961)	421,214
Total	$682,559	$4	$(1,265)	$681,298

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2020:
Money market funds	$146,468	$-	$-	$146,468
U.S. treasury securities	301,075	38	(1)	301,112
U.S. government agency obligations	24,997	4	-	25,001
Corporate securities and commercial paper	262,502	15	(12)	262,505
Total	$735,042	$57	$(13)	$735,086

Note 4. Consolidated Balance Sheet Components

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2021	2020
Scientific equipment	$13,856	$9,902
Furniture and equipment	1,919	1,521
Capitalized software	539	225
Leasehold improvements	32,171	11,111
Construction in progress	1,698	2,336
Total	50,183	25,095
Less: Accumulated depreciation and amortization	(17,728)	(14,288)
Property and equipment, net	$32,455	$10,807

Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Accrued personnel expenses	16,648	8,632
Professional fees	4,938	295
Income taxes payable	1,815	-
Other	780	616
Total other accrued liabilities	$24,181	$9,543

Note 5: Equity Investment in PACT Pharma

The Company owns approximately 3.6 million shares of common stock, 1.0 million shares of Series A preferred stock, and warrants to purchase additional stock of PACT Pharma, Inc. (PACT Pharma), a privately-held clinical-stage biopharmaceutical company. This interest in PACT Pharma is accounted for as an equity method investment, and as a result the Company records its share of PACT Pharma’s operating results in interest and other income, net, in its consolidated statements of operations and comprehensive income (loss). The investment balance was zero at December 31, 2021 and 2020 and the Company is not required to record losses beyond the carrying amount of the investment as it has no obligation to provide further cash financing to PACT Pharma. The investment and related warrants had an immaterial impact on the consolidated financial statements, for each of the years ended December 31, 2021, 2020 and 2019.

Note 6. Leases

The Company leases its corporate headquarters, which includes approximately 136,293 square feet of executive offices and research and development and business operations, in an office park in Hayward, California under a non-cancelable operating lease with terms that expire in 2031. The Company also leases space in Brisbane, California under a non-cancelable operating lease that expires in 2031. Both leases are subject to options by the Company to extend the lease terms.

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

The Company's lease of its space in an office park in Brisbane, California commenced in November 2021. Under this lease, the Company received 109,237 square feet of space in an office building in Brisbane, California. The lease granted the Company certain incentives such as a three-month rent abatement period, a tenant improvement allowance dedicated for the building's initial construction, and an additional tenant improvement allowance to be used at the Company's option. The Company utilized a portion of the additional tenant improvement allowance during the building's construction, which will be repaid with interest through adjustments to base rent during the lease term. The term of the lease will extend through December 31, 2031. The Company has two options to extend the lease term for the space for a period of eight years each.

At December 31, 2021 the Company’s lease portfolio had a weighted average remaining term of 10.0 years. The leases require monthly lease payments that are subject to annual increases throughout the lease term. The optional period has not been considered in the determination of the right-of-use assets or lease liabilities associated with this lease as the Company did not consider it reasonably certain it would exercise the option.

The weighted average discount rate for the Company’s lease portfolio at December 31, 2021 was 5.1%.

Lease expense is included in operating expenses in the consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2021 and 2020, the Company incurred lease expense of $7.1 million and $2.7 million, respectively. Lease costs include variable rent expense, which consists primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components. Short-term lease costs were $0.3 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

At December 31, 2021, the Company’s operating lease right-of-use asset totaled $105.0 million, and the operating lease liability totaled $113.6 million. The difference between the amount of the right-of-use asset and the lease liabilities relates to the incentives the Company received upon signing the original leases and its most recent amendment, of which approximately $8.4 million is expected to be received within one year and is recorded in prepaid expenses and other current assets, net of the $5.1 million short-term portion of the operating lease liability. The long term portion of the lease liability was $116.9 million at December 31, 2021 and is reported on the consolidated balance sheet as operating lease liability, noncurrent.

Rent expense was $1.6 million for the year ended December 31, 2019.

The following table summarizes supplemental cash flow disclosures and non-cash financing activities related to our operating leases (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities	$4,890	$2,105
Cash received from tenant improvement allowances	$2,967	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$95,401	$8,019
Recognition of tenant improvement allowance receivable included in other current assets	$10,598	$979

As of December 31, 2021, the Company’s future minimum lease payments were as follows (in thousands):

Year Ending December 31,	Operating Leases
2022	$11,198
2023	14,281
2024	14,759
2025	15,255
2026	15,769
Thereafter	87,236
Total undiscounted future minimum lease payments	158,498
Less: Imputed interest	(36,562)
Less: Tenant improvement allowance receivable	(8,381)
Total operating lease liabilities	113,555
Tenant improvement allowance expected to be received in less than one year, net of current portion of lease liability (included in prepaid expenses and other current assets)	3,332
Operating lease liabilities, noncurrent	$116,887

Total undiscounted future minimum lease payments do not include approximately $5.3 million related to the Company’s lease of additional space lease in Hayward that has not yet commenced. This lease is expected to commence during 2022 with a lease term through at least December 31, 2031.

The Company has provided deposits for letters of credit totaling $3.0 million to secure its obligations under its lease, which have been classified as long-term assets on the Company’s consolidated balance sheet as of December 31, 2021.

Note 7. Liability for Sale of Future Royalties

In October 2021, the Company and BVF Partners L.P. (BVF) entered into an agreement (the BVF Agreement), under which BVF will fund the discovery and development of compounds for the treatment of inflammatory diseases (the Program) by providing the Company with $15 million in three non-refundable payments. Consistent with the terms of the Gilead Collaboration Agreement, Gilead has an option to the Program. The Company received $5 million from BVF in the fourth quarter of 2021 and an additional $5 million in the first quarter of 2022. The Company expects to receive the third $5 million payment in 2022. In return, the Company is obligated to perform research and development activities in the Program, to make contingent payments upon the achievement of certain clinical and regulatory milestones of up to $72.5 million or $160.0 million depending on whether the program is solely developed by Arcus or as part of the collaboration with Gilead. The Company also must pay mid- to high-single digit royalties based on net sales of products generated by the Program. The agreement also provides BVF with the option to provide an additional $10 million in funding for the Program in exchange for an increase in the royalty rate.

The Company accounts for the BVF Agreement as a liability primarily because it has significant continuing involvement in generating the cash flows due to BVF. If the Program achieves certain development and regulatory milestones and commercial sales, the Company will recognize the portion of milestone payments and royalties paid to BVF as a decrease to the accumulated liability with a corresponding reduction in cash.

The carrying amount of the liability for sale of future royalties is based on management's estimate of the future contingent milestones and royalties to be paid to BVF over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated contingent milestone and royalty payments over the $15 million of allocated proceeds is recognized as non-cash interest expense using the effective interest method. The balance associated with the liability was $5.3 million at December 31, 2021 and is reported on the consolidated balance sheets in other long-term liabilities. The imputed effective rate of interest on the unamortized portion of the liability was approximately 20.6% as of December 31, 2021.

The Company periodically reassess the amount and timing of expected payments. To the extent such payments are greater or less than the Company's initial estimates or the timing of such payments is materially different than those estimates, the Company will adjust the liability and the effective interest rate using a retrospective method, catch-up method, or prospective method, subject to an accounting policy election applied on a consistent basis. As of December 31, 2021, there have been no changes to the estimated effective interest rate.

There are a number of factors that could materially affect the amount and timing of contingent milestone and royalty payments, most of which are not within the Company's control. The liability is recognized using significant unobservable inputs. These inputs are derived using internal management estimates, based in part on external data when available, and reflect management’s judgements and forecasts. The significant unobservable inputs include the forecasted revenues, the probability and timing of clinical and regulatory milestones, the expected term of the royalty stream, and the royalty rate as well as the overall probability of success. These estimates are considered Level 3 fair value inputs. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the liability.

Changes to the liability for sale of future royalties were as follows for the year ended December 31 (in thousands):

2021
Beginning balance, January 1	$-
Cash received from BVF	5,000
Interest accretion	260
Ending balance, December 31	$5,260

Note 8. License and Collaboration Agreements

The following table summarizes the revenues recognized from the Company’s collaboration agreements with Gilead Sciences, Inc. (Gilead) and Taiho Pharmaceutical Co., Ltd. (Taiho) (in thousands):

	Year Ended December 31,
	2021	2020	2019
License revenue	$343,838	$55,096	$8,000
License and development services revenue	1,135	-	-
Other collaboration revenue	37,909	22,421	7,000
Total collaboration and license revenues	$382,882	$77,517	$15,000

The following table summarizes revenues by collaboration, category of revenue, and the method of recognition (in thousands):

			Year Ended December 31,
Revenues recognized:	Over time	Point in time	2021	2020	2019
Gilead license to domvanalimab		*	$328,838	$-	$-
Gilead license to zimberelimab		*	-	55,096	-
Development services for all Gilead programs	*		1,135	-	-
Gilead access rights related to the Company's research and development pipeline	*		30,909	15,421	-
Taiho license to domvanalimab		*	15,000	-	-
Taiho license to zimberelimab		*	-	-	8,000
Taiho access rights	*		7,000	7,000	7,000
Total collaboration and license revenues			$382,882	$77,517	$15,000

The Company recognized the following revenue as a result of changes in the deferred revenue balance during the period below (in thousands):

	Year Ended December 31,
Revenue recognized in the period from:	2021	2020	2019
Amounts included in deferred revenue at the beginning of the period	$202,082	$7,000	$7,000
Performance obligations satisfied in a previous period	-	-	-

Gilead Sciences, Inc.

Summary

In May 2020, the Company entered into an Option, License and Collaboration Agreement (Gilead Collaboration Agreement), Common Stock Purchase Agreement (the Stock Purchase Agreement), and Investor Rights Agreement, (collectively, the Gilead Agreements), each with Gilead Sciences, Inc. (Gilead). Upon closing in July 2020, Gilead made an upfront payment of $175 million pursuant to the Gilead Collaboration Agreement and made an equity investment of approximately $200 million in the Company by purchasing 5,963,029 shares of Arcus common stock at a per share price of $33.54 pursuant to the Stock Purchase Agreement.

In November 2021, the Company and Gilead entered into an amendment to the Gilead Collaboration Agreement (the Amended Gilead Collaboration Agreement), under which Gilead exercised its options to three programs for a total option payment of $725 million that was received in January 2022. In connection with Gilead’s exercise of its options to the three programs, the parties agreed to (i) slightly reduce the royalties for these programs, such that Gilead will pay the Company tiered royalties as a percentage of revenues ranging from the mid-teens to the low twenties and (ii) remove the $100 million option continuation payment that was otherwise due on the second anniversary of the Gilead Collaboration Agreement.

As of December 31, 2021, Gilead had obtained licenses to the following investigational products: zimberelimab (in 2020), domvanalimab, AB308, etrumadenant, and quemliclustat (the latter four in 2021).

Pursuant to the terms of the Gilead Collaboration Agreement, as amended, Gilead obtained exclusive licenses to zimberelimab, domvanalimab, AB308, etrumadenant, and quemliclustat, and time-limited exclusive options to all of the Company’s current and future clinical programs during the 10-year collaboration term and, for those programs that enter clinical development prior to the end of the collaboration term, for up to an additional three years thereafter. Gilead's option rights to future programs are contingent upon Gilead’s payments of up to $300 million in option continuation payments, consisting of a $100 million payment due at Gilead's option on each of the fourth, sixth, and eighth anniversaries of the agreement. Gilead's option, on a program-by-program basis, will expire after a prescribed period, following the achievement of a clinical development milestone in such program and the Company's delivery to Gilead of the requisite data package. Gilead may exercise its option to any program at any time prior to expiration of the option, and will pay the Company an option fee of $150 million per program. Gilead has exercised its option to all of the clinical programs in existence at the date of the 2020 agreement, and the Company may not exercise its opt-out rights for any of these programs. With respect to domvanalimab, the Company is also eligible to receive up to $500 million in potential U.S. regulatory approval milestones.

Gilead was also granted option rights to two research programs for which the Company will lead discovery and early development activities. With respect to these two research programs, Gilead has the right to exercise its option, on a program-by-program basis, either (i) upon the Company's completion of certain IND-enabling activities for an option payment of $60 million or (ii) following the achievement of a clinical development milestone for an option payment of $150 million. These research programs were not determined to be performance obligations at contract inception, due to the very early stages of the programs and the amounts of the option payments.

The Company’s assessment of the transaction price upon the signing of the Amended Gilead Collaboration Agreement included an analysis of amounts it expected to receive, which at contract inception consisted of the upfront cash payment of $725 million committed upon contract closing following expiration of the antitrust waiting period in December 2021, as well as amounts totaling $165.1 million deferred from the original Gilead transaction, which excludes the $100 million option continuation payment that would otherwise have been due on the second anniversary of the Gilead Collaboration Agreement. The Company considers the entire $890.1 million to be the allocable transaction price as of the amendment closing date, due to the Company's history of timely payments from Gilead and receipt of the full $725 million in January 2022 per the terms of the amendment.

The Company determined that the Amended Gilead Collaboration Agreement represented a contract modification under the application of ASC 606. At the amendment closing date, the Company allocated the transaction price to the new and remaining performance obligations identified as follows:

			Amount
Allocation of transaction price
Deferred revenues as of 12/21/2021			$165,086
Option payment for Domvanalimab			275,000
Option payment for Etrumadenant			250,000
Option payment for Quemliclustat			200,000
Total transaction price allocated to performance obligations			$890,086

Allocation to performance obligations	Distinct	Combined	Amount
Domvanalimab license	*		$328,838
Etrumadenant license and R&D activities		*	218,722
Quemliclustat license and R&D activities		*	175,618
Domvanalimab R&D activities	*		34,528
Zimberelimab R&D and commercial services	*		11,243
Access rights related to the Company's research and development pipeline	*		84,076
Material rights to option continuation periods	*		37,061
Total			$890,086

Upon closing of Gilead’s exercise of its option to a program, the two companies will co-develop and equally share global development costs for the joint development program, subject to opt-out rights of the Company applicable to certain programs, and expense caps on the Company’s spending and related subsequent adjustments. For each optioned program, provided the Company has not exercised its opt-out rights (if applicable), the Company has an option to co-promote in the United States with equal sharing of related profits and losses. Gilead has the right to exclusively commercialize any optioned programs outside of the U.S., subject to the rights of the Company’s existing partners to any territories, and Gilead will pay to the Company tiered royalties as a percentage of revenues ranging from (i) the mid-teens to the low twenties for the three 2021 optioned programs, (ii) high single digits to low double digits for research programs if Gilead exercises its option rights at the IND stage, and (iii) the high teens to the low twenties for all other programs.

Stock Purchase Agreement and Investor Rights Agreement

Pursuant to the Stock Purchase Agreement, Gilead has the right, at its option, to purchase additional shares from the Company, up to a maximum of 35% of the Company’s then-outstanding voting common stock, from time to time over five years from closing of the initial transaction, at a purchase price equal to the greater of a 20% premium to market (based on a trailing five-day average closing price) at the time Gilead exercises such option, and the $33.54 initial purchase price. The Investor Rights Agreement also includes a three-year standstill and a two-year lockup and provides Gilead with registration rights commencing at the end of the lockup period, pro rata participation rights in certain future financings and the right to designate two individuals to be appointed to the Company’s Board of Directors.

In the year ended December 31, 2020, Gilead made an equity investment of approximately $200 million in the Company by purchasing 5,963,029 shares of the Company's common stock at a per share price of $33.54 pursuant to the Stock Purchase Agreement. Of the $200 million equity investment, approximately $90.6 million was determined to be a premium on the purchase of common stock and allocated to the performance obligations created by the Gilead Collaboration Agreement. Gilead made an additional equity investment in the Company of approximately $56.7 million, net of offering costs, by purchasing 2,200,000 shares of its common stock at a per share price of $27.50 in the May 2020 public offering. In January 2021, the Company and Gilead entered into an Amended and Restated Common Stock Purchase Agreement, which amended and restated in its entirety the Common Stock Purchase Agreement, pursuant to which Gilead purchased from the Company 5,650,000 shares of its common stock at a purchase price of $39.00 per share, for a total of $220.3 million, net of offering costs. All other terms of the original Common Stock Purchase Agreement, including Gilead's option to purchase additional shares from the Company, up to a maximum ownership of 35% of its then-outstanding common stock, remain unchanged.

Pursuant to the Investor Rights Agreement, the Company appointed Gilead's two designees to the Company’s Board of Directors. Based on the value of the Company’s common stock at the contract closing, the right to purchase additional shares had no value. See Note 14 for further discussion of the agreements with Gilead.

The Company evaluated the agreements with Gilead under ASC 808 and ASC 606 and determined that the licenses to zimberelimab and domvanalimab, and access rights related to the Company's research and development pipeline, were within the scope of ASC 606 because Gilead meets the definition of a customer with respect to those performance obligations.

The Company accounted for each performance obligation as follows:

Zimberelimab license

Effective on the July 2020 closing of the Gilead Collaboration Agreement, Gilead obtained an exclusive license to zimberelimab. The standalone selling price of this license was determined using a discounted cash flow method. The Company recognized the full amount associated with this distinct performance obligation in license revenue on the date the transaction closed.

Domvanalimab option and license

Gilead obtained the right in the Gilead Collaboration Agreement to exercise an option for exclusive rights to the Company’s anti-TIGIT monoclonal antibody program, including domvanalimab and AB308, in exchange for an option payment of $275 million. Prior to the closing of the Amended Gilead Collaboration Agreement, the Company had $36.7 million of deferred revenue on its consolidated balance sheets related to this performance obligation.

Effective on the December 2021 closing of the Amended Gilead Collaboration Agreement, Gilead obtained an exclusive license to domvanalimab. The standalone selling price of this license was determined using a discounted cash flow method. The Company further evaluated the delivery of the license, noting that the program was in later stages of development and it met the criteria for being distinct from the research and development services required under the Gilead Collaboration Agreement (as amended). As the license had been made available in the fourth quarter of 2021, the Company recognized the full $328.8 million of transaction price allocated to this performance obligation as license revenue in December 2021.

Etrumadenant option, license and R&D activities

Gilead obtained the right in the Gilead Collaboration Agreement to exercise an option for exclusive rights to the Company’s adenosine receptor program, etrumadenant, in exchange for an option payment of $250 million. Prior to the closing of the Amended Gilead Collaboration Agreement, the Company had $127.0 million of deferred revenue on its consolidated balance sheets related to this performance obligation.

Effective on the December 2021 closing of the Amended Gilead Collaboration Agreement, Gilead obtained an exclusive license to etrumadenant. The standalone selling price of this license was determined using a discounted cash flow method. The Company further evaluated the delivery of the license, noting that it was combined with the research and development services required under the agreements due to the early stage of the technology and the specialized nature of the Company's know-how. The Company determined that it retains obligations to perform further development services for Gilead related to etrumadenant. The standalone selling price of this obligation was determined using an expected cost-plus margin approach. The Company will recognize the amounts allocated to the combined license and services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated full-time employee expense for the program.

Due to the combined nature of the performance obligation, the Company determined that the revenue from the license would be recognized at the same rate and using the same input-driven methodology as the revenue from the research and development services. As performance of the R&D activities had not commenced, the Company recognized no license and development services revenue associated with this combined obligation in December 2021. At December 31, 2021, the Company had $218.7 million of deferred revenue remaining on its consolidated balance sheets related to this performance obligation, allocated between current and noncurrent based on the expected timing of future recognition.

Quemliclustat option, license and R&D activities

Gilead obtained the right in the Gilead Collaboration Agreement to exercise an option for exclusive rights to the Company's CD73 program, quemliclustat, in exchange for an option payment of $200 million. Prior to the closing of the Amended Gilead Collaboration Agreement, the Company had no deferred revenue on its consolidated balance sheets related to this performance obligation. The Company determined that it retains obligations to perform further development services for Gilead related to quemliclustat. The standalone selling price of this obligation was determined using an expected cost-plus margin approach. The Company will recognize the amounts allocated to these services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated full-time employee expense for the program.

Effective on the December 2021 closing of the Amended Gilead Collaboration Agreement, Gilead obtained an exclusive license to quemliclustat. The standalone selling price of this license was determined using a discounted cash flow method. The Company further evaluated the delivery of the license, noting that it was combined with the research and development services required under the agreements due to the expertise and the know-how developed by the Company.

Due to the combined nature of the performance obligation, the Company determined that the revenue from the license would be recognized at the same rate and using the same input-driven methodology as the revenue from the research and development services. As performance of the R&D activities had not commenced, the Company recognized no license and development services revenue associated with this obligation in December 2021. At December 31, 2021, the Company had $175.6 million of deferred revenue remaining on its consolidated balance sheets related to this performance obligation, allocated between current and noncurrent based on the expected timing of future recognition.

R&D activities for domvanalimab

The Company determined that it retains separate obligations to perform further development services for Gilead related to domvanalimab. The standalone selling price of this obligation was determined using an expected cost-plus margin approach. The Company will recognize the amounts allocated to these services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated full-time employee expense for the program. As performance of the R&D activities had not commenced, the Company recognized no license and development services revenue associated with these obligations in December 2021. At December 31, 2021, the Company had $34.5 million of deferred revenue remaining on its consolidated balance sheets related to this performance obligation, allocated between current and noncurrent based on the expected timing of future recognition.

R&D and commercialization activities for zimberelimab monotherapy

The Company determined that it retains an obligation to perform further development and commercialization services for Gilead related to zimberelimab monotherapy. Prior to the closing of the Amended Gilead Collaboration Agreement, the Company had $9.7 million deferred revenue on its consolidated balance sheets, related to the two performance obligations. The standalone selling price of this obligation was determined using an expected cost-plus margin approach. The Company will recognize the amounts allocated to these services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated full-time employee expense for the program.

The Company determined that its performance of the R&D activities had commenced as of December 31, 2021 and accordingly the Company recognized $1.1 million in license and development services revenue associated with these obligations. At December 31, 2021, the Company had $10.1 million deferred revenue remaining on its consolidated balance sheets related to this performance obligation, allocated between current and noncurrent based on the expected timing of future recognition.

Access rights related to the Company’s research and development pipeline and material rights to option continuation periods

Gilead receives exclusive access to the Company’s current programs as well as the future programs for a period of ten years, contingent upon Gilead’s payment of $300 million, consisting of three $100 million option continuation payments due at Gilead’s option on each of the fourth, sixth, and eighth anniversaries of the agreement. The standalone selling price of this ongoing research and development pipeline access was determined using an expected cost-plus margin approach. The Company uses a time-elapsed input method to measure progress toward satisfying this obligation, which is the method the Company believes most faithfully depicts the Company’s performance in transferring the promised services during the time period in which Gilead has access to the Company’s research and development pipeline. Accordingly, the revenue allocated to the performance obligation is being recognized using this input method over the minimum four-year period. The Company determined that Gilead is not obligated to pay the remaining $300 million due over the remainder of the term. Failure to pay the non-obligatory option continuation payments will result in Gilead’s loss of certain rights to access and obtain licenses to the programs arising from the Company’s research and development pipeline. Prior to the closing of the Amended Gilead Collaboration Agreement, the Company had $91.7 million deferred revenue on its consolidated balance sheets related to this performance obligation.

The Company recognized $30.9 million and $15.4 million in other collaboration revenues associated with these obligations in the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, the Company had $120.2 million of deferred revenue on its consolidated balance sheets related to this performance obligation, classified between current and noncurrent based on the amortization of the revenue.

Cost-sharing reimbursements

The Company's research and development obligations under the Gilead Collaboration Agreement includes a 50/50 share of the joint development costs associated with optioned programs. Payments received from Gilead for their share of costs incurred will be recognized as a reduction of R&D expense. Payments made to Gilead for the Company's share of costs incurred will be recognized as an increase to R&D expense. The Company recognized reductions of R&D expense totaling $24.9 million and $3.4 million during the years ended December 31, 2021 and 2020, respectively, as a result of this cost-sharing provision.

Capitalized costs to obtain contract

The Company incurred $7.3 million in costs to obtain the contract in 2020, which consisted of consultant and legal fees that were directly connected to the successful completion of the Gilead Agreements. The Company determined that $1.9 million of these expenses were related to the Stock Purchase Agreement which were recognized as offering costs. The Company allocated the remaining costs between the various performance obligations, to be recognized when the underlying revenue is recognized. The Company incurred an additional $4.5 million in fees to a third party as part of entering into the Amended Gilead Collaboration Agreement in 2021. These fees were combined with the $3.8 million of capitalized fees that remained from the original agreement at the date of closing, and the total $8.3 million was allocated among the performance obligations identified under the Amended Gilead Collaboration Agreement and deferred or recognized accordingly.

The Company recognized $3.8 million and $1.2 million in expense related to these capitalized costs during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had $4.9 million in capitalized costs to obtain the contract, of which $0.9 million was recorded in prepaid expenses and other current assets and $4.0 million was recorded in other long-term assets.

Taiho Pharmaceutical Co., Ltd

In September 2017, the Company and Taiho entered into an option and license agreement (the Taiho Agreement) under which Taiho obtained exclusive options to Arcus programs arising over a five-year period ending September 2022 (the Option Period). If Taiho timely exercises its option, Taiho obtains exclusive development and commercialization rights to investigational products from such Arcus Program for Japan and certain other territories in Asia (excluding China) (the Taiho Territory). In consideration for the exclusive options and other rights contained in the Taiho Agreement, Taiho paid non-refundable, non-creditable cash payments to the Company totaling $35.0 million.

For each option that Taiho elects to exercise, it will be obligated to make an option exercise payment of between $3.0 million to $15.0 million, depending on the development stage of the applicable Arcus Program for which the option is exercised. Upon exercise Taiho is solely responsible for continued development and commercialization in the Taiho Territory. In addition, the Taiho Agreement provides that the Company is eligible to receive additional clinical and regulatory milestones totaling up to $130.0 million per Arcus Program, and it will be eligible to receive contingent payments of up to $145.0 million per Arcus Program associated with the achievement of specified levels of Taiho net sales in the Taiho Territory.

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

The Company determined that the identified performance obligations for the Taiho Agreement, which include the combined performance obligation of the research and development services and the obligation to participate on the joint steering committee, are satisfied over time. The Company uses a time-elapsed input method to measure progress toward satisfying its performance obligation, which is the method the Company believes most faithfully depicts the Company’s performance in transferring the promised services during the time period in which Taiho has access to the Company’s research and development activities. Accordingly, the transaction price of $35.0 million is being recognized in other collaboration revenues using this input method over the estimated performance period of five years.

From the inception of the Taiho Agreement through December 31, 2021, Taiho has exercised its option to the Company's adenosine receptor antagonist program (including etrumadenant), its anti-PD-1 program (including zimberelimab), and its anti-TIGIT program (including domvanalimab and AB308) for option payments totaling $26.0 million. The Taiho Agreement will remain in effect until the expiry of all royalty terms for the licensed products. As of December 31, 2021, no clinical or regulatory milestones had been achieved under the Taiho Agreement. As of December 31, 2021, no sales milestone or royalty revenue has been recognized.

In November 2021, Taiho exercised its option under the Taiho Agreement to the Company's anti-TIGIT program, including domvanalimab and AB308, in exchange for a $15.0 million option exercise fee. In November 2019, Taiho exercised its option to the Company's anti-PD-1 antibody program, including zimberelimab, for a fee of $8.0 million. For each of these exercises, the Company identified one performance obligation comprised of the delivery of the license, which was recognized by the Company as license revenue during the years ended December 31, 2021 and 2019, respectively. Upon the option exercises, Taiho gained sole responsibility for the development and commercialization of the licensed products within the Taiho Territory.

As of December 31, 2021, the Company recorded deferred revenue, current of $5.0 million on its consolidated balance sheet. As of December 31, 2020, the Company recorded deferred revenue, current and deferred revenue, noncurrent of $7.0 million and $5.0 million, respectively, on its consolidated balance sheet.

WuXi Biologics License Agreements

The Company entered into a license agreement (the WuXi PD-1 Agreement) with WuXi Biologics in August 2017, as subsequently amended, in which it obtained an exclusive license to develop, use, manufacture, and commercialize products including an anti-PD-1 antibody worldwide except for Greater China.

From the inception of the WuXi PD-1 Agreement through December 31, 2021, the Company has made upfront and milestone payments of $41.0 million and incurred sub-license fees of $11.3 million. These milestone payments and sub-license fees were recorded as research and development expense, as the products had not reached technological feasibility and did not have alternative future use. During the years ended December 31, 2021, 2020 and 2019, the Company made milestone payments of $10.0 million, $5.0 million and $7.5 million, respectively, and incurred sub-license fees of zero, $10.1 million and $1.2 million, respectively, under the WuXi PD-1 Agreement. The WuXi PD-1 Agreement also provides for clinical and regulatory milestone payments, commercialization milestone payments of up to $375.0 million and tiered royalty payments to be made to WuXi Biologics that range from the high single-digits to low teens of net sales by the Company of licensed products.

In December 2020, the Company entered into a separate license agreement (the WuXi CD39 Agreement) with WuXi Biologics to develop anti-CD39 antibodies. Under the agreement, the Company was granted exclusive worldwide rights to anti-CD39 antibodies discovered under the collaboration and will be responsible for the further development and commercialization of those antibodies. The WuXi CD39 Agreement provides for clinical and regulatory milestone payments totaling $16.5 million, and royalty payments in the low single digits of net sales by the Company of licensed products. From the inception of the WuXi CD39 Agreement through December 31, 2021, the Company paid $0.5 million in upfront payments which was recorded in research and development expense, as the products are still in research stage. The Company incurred no development milestone expense during the years ended December 31, 2021 and 2020. The Company incurred a $1.5 million development milestone in the first quarter of 2022.

Abmuno License Agreement

In December 2016, the Company entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) in which it obtained a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. Under the Abmuno Agreement, the Company has made upfront and milestone payments totaling $14.6 million as of December 31, 2021. The Abmuno Agreement also provides for additional clinical, regulatory and commercialization milestone remaining payments of up to $93.0 million as of December 31, 2021.

The Company incurred $5.0 million, $3.0 million, and no development milestone expense for the years ended December 31, 2021, 2020, and 2019, respectively.

AstraZeneca Agreement

On October 29, 2020 the Company announced a collaboration with AstraZeneca to evaluate domvanalimab, the Company’s investigational anti-TIGIT antibody, in combination with AstraZeneca’s Imfinzi (durvalumab) in a registrational Phase 3 clinical trial in patients with unresectable Stage III non-small cell lung cancer (NSCLC), which study the parties refer to as PACIFIC-8. Under the terms of the agreement, each company will retain existing rights to their respective molecules and any future commercial economics. AstraZeneca will conduct the trial, and each company will supply its respective anti-cancer agent to support the trial. Under the terms of the agreement and subject to the parties’ approval of a final budget for the clinical trial, the Company may be obligated to reimburse AstraZeneca for a portion of the costs incurred.

This PACIFIC-8 trial forms part of the Arcus and Gilead joint development program for domvanalimab and Arcus’s portion of the trial costs will be shared with Gilead.

For the years ended December 31, 2021 and 2020, the Company incurred expenses pursuant to the AstraZeneca Agreement of $1.0 million and zero, respectively. Expenses from this co-development agreement are recorded within research and development expenses.

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

The Company and Genentech will each supply their respective investigational products for use in the collaboration studies and will share a portion of the development costs under specific terms as set forth in the agreement. The Company incurred $1.0 million, $0.5 million and no expense, respectively, under the collaboration for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 9: Stockholders’ Equity

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue 410,000,000 shares of capital stock consisting of 400,000,000 shares common stock and 10,000,000 shares of preferred stock, both par value of $0.0001. As of December 31, 2021 and 2020, the Company had no outstanding convertible preferred stock.

In June 2020, pursuant to a shelf registration statement on Form S-3 that was filed in May 2020, the Company issued 12,650,000 shares of its common stock at $27.50 per share in an underwritten public offering. The total number of shares sold consisted of 11,000,000 base shares and an additional 1,650,000 shares sold pursuant to the underwriters’ option exercise. Net proceeds from the public offering were approximately $326.2 million after deducting underwriting discounts, commissions and other offering expenses.

In July 2020, the Company closed the Gilead Collaboration Agreement, Common Stock Purchase Agreement, and the Investor Rights Agreement, each signed with Gilead in May 2020. Upon closing, Gilead made an equity investment of approximately $200 million in the Company by purchasing 5,963,029 shares of Arcus common stock at a per share price of $33.54 pursuant to the Stock Purchase Agreement. Of the $200 million equity investment, approximately $90.6 million was determined to be a premium on the purchase of common stock and allocated to the performance obligations created by the Gilead Collaboration Agreement. See Note 8 and Note 14 for further discussion of the agreements with Gilead. Net proceeds from Gilead’s equity investment were approximately $107.5 million after allocating the premium and deducting direct offering expenses of $1.9 million.

In February 2021, the Company closed the Amended and Restated Common Stock Purchase Agreement with Gilead, pursuant to which Gilead made an equity investment of approximately $220.4 million in the Company by purchasing 5,650,000 shares of the Company's common stock at a price of $39.00 per share.

Note 10: Stock Plans and Stock-Based Compensation

Stock Plans

The Company grants awards to employees and nonemployees under a series of equity incentive plans, (collectively, the Stock Plans).

In May 2015, the Company adopted the 2015 Stock Plan, which was amended and restated in November 2015 (as amended from time to time, the 2015 Plan).

The terms of the 2015 Plan permitted option holders to exercise stock options before they vest, subject to certain limitations. Such unvested shares are subject to repurchase by the Company at the original exercise price in the event the option holder’s service to the Company is terminated either voluntarily or involuntarily. As a result of early exercises under the 2015 Plan, approximately 9,946 shares and 165,133 shares had not vested and were subject to repurchase as of December 31, 2021 and 2020, respectively. The Company treats cash received from the exercise of unvested options as a refundable deposit and classifies such amounts as a liability in its consolidated balance sheets. As of December 31, 2021 and 2020, the Company included cash received for the early exercise of unvested options of $0.1 million and $0.7 million, respectively, allocated to other current liabilities. Amounts included in liabilities are transferred into common stock and additional paid-in capital as the shares vest, which is generally over a period of 48 months.

In March 2018, the Company adopted the 2018 Equity Incentive Plan (2018 Plan), which replaced the 2015 Plan upon completion of the IPO. 3,570,000 shares were reserved under the 2018 Plan plus 709,558 shares remaining available for issuance under the Company’s 2015 Plan and outstanding awards under its 2015 Plan that subsequently expire, lapse unexercised or are forfeited to or repurchased by the Company. In addition, the number of shares reserved for issuance under the Company's 2018 Plan will automatically increase on January 1 of each year by a number equal to the smallest of (i) 3,570,000 shares, (ii) 4% of the shares of common stock outstanding on the last business day of the prior fiscal year or (iii) the number of shares determined by the Company's board of directors. As of December 31, 2021, there were 2,226,271 shares available for grant under the 2018 plan.

In accordance with the provisions of the 2018 Plan, the number of shares available for issuance under the Plan automatically increased by 2,831,269 shares on January 1, 2022.

In January 2020, the Company’s Board of Directors adopted the 2020 Inducement Plan (2020 Plan), pursuant to which it reserved and authorized 3,000,000 shares of the Company’s common stock in order to award non-statutory stock options and other equity-based awards as a material inducement to eligible individuals to enter into employment with the Company. During the years ended December 31, 2021 and 2020, the Company’s Board of Directors authorized an increase of 5,000,000 shares and 1,000,000 shares, respectively, reserved for issuance under the 2020 Plan. As of December 31, 2021, 2,288,000 shares have been issued, and there were 3,743,219 shares available for grant under the 2020 Plan.

The following table, which includes options granted under the Company’s Stock Plans, summarizes option activity:

	Shares Subject to Outstanding Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	9,892,697	$13.88
Options granted	3,758,769	$33.03
Options exercised	(680,755)	$13.68
Options forfeited or canceled	(950,799)	$19.08
Outstanding at December 31, 2021	12,019,912	$19.46	8.02	$253,620
Options vested and expected to vest as of December 31, 2021	12,019,912	$19.46	8.02	$253,620
Options exercisable as of December 31, 2021	5,158,246	$14.55	7.15	$133,742

The weighted-average grant date fair value of the stock options granted was $22.05 per share for 2021, $11.57 per share for 2020, and $6.33 per share for 2019. During the years ended December 31, 2021, 2020 and 2019, the intrinsic value of shares exercised was $17.4 million, $6.8 million, and $0.2 million, respectively, and the fair value of shares vested during the same period was $52.4 million, $16.8 million, and $7.8 million, respectively.

Restricted Stock Units

The Company grants restricted stock units (RSUs) to its employees and directors under the 2018 Plan. The shares subject to the RSUs vest annually or quarterly over four years for employees and annually for directors.

	Total Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	738,650	$27.84
RSUs granted	932,362	34.05
RSUs vested	(382,183)	31.60
RSUs forfeited or canceled	(212,741)	26.06
Nonvested at December 31, 2021	1,076,088	$32.23

The weighted-average grant date fair value of the RSUs granted was $34.05 per share for 2021 and $27.77 per share for 2020. The total grant date fair value of shares vested during the same periods was $12.1 million and $0.1 million, respectively. There were no RSUs granted or vested during the year ended December 31, 2019.

Employee Stock Purchase Plan

In March 2018, the Company adopted the 2018 Employee Stock Purchase Plan (2018 ESPP). The 2018 ESPP provides eligible employees with the opportunity to purchase shares of common stock through payroll deductions at a price equal to 85% of the lower of the fair market value per share on the first trading day of the applicable 24-month offering period or the fair market value per share on the applicable purchase date, provided that no more than 3,000 shares of common stock may be purchased by an employee on any purchase date. Also, the value of the shares purchased in any calendar year may not exceed $25,000. The 2018 ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. The 2018 ESPP may be terminated by the Company’s board of directors at any time. A total of 714,000 shares of common stock were initially reserved for issuance under the 2018 ESPP, and the number of shares reserved for issuance under the 2018 ESPP will automatically increase on January 1 of each year beginning on January 1, 2019 by a number of shares equal to the least of (i) 1% of the Company's outstanding shares of common stock on the last day of the prior fiscal year, (ii) 1,071,000 shares or (iii) a number of shares determined by the Company's board of directors.

As of December 31, 2021, there were 1,610,979 shares available for purchase under the 2018 ESPP. In accordance with the provisions of the 2018 ESPP, the number of shares available for purchase under the Plan automatically increased by 707,817 shares on January 1, 2022.

Non-employee stock-based compensation

As of December 31, 2021, 2020 and 2019, 37,250, 31,986, and 372,774, respectively, of vested stock options and 1,291, 21,165, and 308,596, respectively, of unvested stock options were held by non-employees. The amount of stock-based compensation expense related to non-employees recognized in the consolidated financial statements for the years ended December 31, 2021, 2020 and 2019 was $0.2 million, $0.7 million and $0.9 million, respectively.

Stock-based compensation expense

The following table summarizes employee and non-employee stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019, and also the allocation within the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$28,302	$11,195	$4,152
General and administrative	26,226	10,630	4,829
Total stock-based compensation	$54,528	$21,825	$8,981

As of December 31, 2021, unrecognized employee and nonemployee compensation costs related to non-vested stock option awards and RSUs totaled $102.9 million and $31.6 million, respectively, and is expected to be recognized over a weighted average period of 2.5 years and 2.7 years, respectively.

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

Following the Company’s IPO, the market traded price of the shares of common stock underlying the stock-based awards is the fair value of the Company's stock as reported on the New York Stock Exchange on the grant date.

Company estimates the fair value of options and ESPP shares utilizing the Black-Scholes option pricing model, which is dependent upon several variables, such as expected term, volatility, risk-free interest rate, and expected dividends. Each of these inputs is subjective and generally requires significant judgment to determine. The following assumptions were used to calculate the fair value of stock-based compensation for the years ended December 31, 2021, 2020, and 2019:

	Stock Options
	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	1.0% - 1.4%	0.4% - 0.5%	1.6% - 2.3%
Expected term (in years)	6.02	6.02	6.02
Volatility	75.3% - 77.6%	76.5% - 78.5%	71.8% - 74.6%
Dividend yield	0%	0%	0%

	ESPP
	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.0% - 0.6%	0.1% - 0.2%	1.6% - 2.3%
Expected term (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Volatility	61.2% - 95.7%	66.6% - 136.0%	64.8% - 77.1%
Dividend yield	0%	0%	0%

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

Note 11. Net Income (Loss) per Share

Basic net income (loss) per share is calculated based on the weighted-average number of shares of the Company's common stock during the period. Diluted net income (loss) per share is calculated based on the weighted-average number of shares of the Company's common stock and other dilutive securities outstanding during the period. The potentially dilutive shares of the Company's common stock resulting from the assumed exercise of outstanding stock options and equivalents were determined under the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$52,830	$(122,858)	$(84,710)
Denominator:
Weighted-average common shares outstanding	70,328,234	56,354,059	45,385,489
Less: weighted-average common shares subject to vesting	(982,744)	(1,566,941)	(1,559,498)
Weighted-average common shares used to compute basic net income (loss) per share	69,345,490	54,787,118	43,825,991
Dilutive effect of stock options	4,054,142	-	-
Dilutive effect of restricted stock units	566,635	-	-
Weighted-average common shares used to compute diluted net income (loss) per share	73,966,267	54,787,118	43,825,991
Net income (loss) per share, basic	$0.76	$(2.24)	$(1.93)
Net income (loss) per share, diluted	$0.71	$(2.24)	$(1.93)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	At December 31,
	2021	2020	2019
Common stock options issued and outstanding	4,512,973	9,892,697	4,738,004
Restricted stock units issued	-	738,650	-
Unvested early exercised common stock options	-	165,133	455,158
Employee Stock Purchase Plan shares	103,046	18,219	-
Unvested restricted stock issued as part of collaboration agreement	-	1,257,651	1,257,651
Total	4,616,019	12,072,350	6,450,813

The Company also excluded the effect of Gilead's right to purchase additional shares of the Company's common stock from its calculation as these rights had no intrinsic value at December 31, 2021.

Note 12: Provision for Income Taxes

The Company's loss before provision for income taxes includes the following components (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$53,898	$(123,318)	$(85,141)
Foreign	747	460	431
Income (loss) before income tax	$54,645	$(122,858)	$(84,710)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$1,252	$-	$-
State	563	-	-
Total income tax expense	$1,815	$-	$-

The effective tax rate of the Company's provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.00%	21.00%	21.00%
State taxes, net of federal benefit	0.81%	0.00%	0.00%
Equity investment	-4.07%	4.15%	0.00%
Research and development credits	-11.91%	3.10%	0.00%
Change in valuation allowance	-2.55%	-27.35%	-19.65%
Stock based compensation	-0.75%	-0.18%	-1.28%
Non-deductible expenses and other	0.79%	-0.72%	-0.07%
Provision for income taxes	3.32%	0.00%	0.00%

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows as of December 31 (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Federal and state net operating loss carryforwards	$24,183	$54,526
Research and development credits carryforwards	13,288	11,209
Stock-based compensation	9,857	3,828
Depreciation	6,140	9,068
Deferred Revenue	23,557	2,407
Lease liability	25,389	3,831
Other	3,478	2,062
Total deferred tax assets	105,892	86,931
Deferred tax liabilities:
Right-of-use assets	(22,800)	(2,704)
Total deferred tax liabilities	(22,800)	(2,704)
Less valuation allowance	(83,092)	(84,227)
Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company considered factors such as its history of operating losses, the nature of the Company’s deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible, including amounts that may arise under the collaboration agreement with Gilead entered into in 2020 and the 2021 program opt-ins. As a result of the Company's evaluation of these factors, including the uncertainty that exists with respect to the option fees and milestone payments, the Company does not believe that it is more likely than not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying consolidated balance sheets. The valuation allowance decreased by approximately $1.1 million for the year ended December 31, 2021. The valuation allowance increased by approximately $33.8 million and $19.7 million, respectively, for the years ended December 31, 2020 and 2019.

At December 31, 2021, the Company has total net operating loss carryforwards (NOLs) of $110.5 million that have no expiration date and federal research tax credits of approximately $11.7 million that begin to expire in 2035. The Company also has state NOLs of approximately $13.0 million that begin to expire in 2035, and state research tax credits of approximately $8.3 million that have no expiration date. Use of the NOLs and credit carryforwards may be subject to a substantial annual limitation due to the ownership change provisions of U.S. tax law, as defined in Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before use. The Company determined that an ownership change, as defined under IRC Section 382, occurred in the current and previous years. While the Company does not expect these ownership changes to result in the expiration of net operating loss and credit carryforwards prior to utilization, the Company is subject to an annual limitation on the use of its tax attributes. The limitation on the Company's use of net operating loss and credit carryforwards could reduce the Company's ability to use a portion of the tax attributes to offset future taxable income.

The Company has not been audited by the Internal Revenue Service, any state or foreign tax authority. The Company is subject to taxation in the United States and also beginning in 2017, in Australia. Because of the net operating loss and research credit carryforwards, all of the Company’s tax years, from 2015 to 2020, remain open to U.S. federal and California state tax examinations. In addition, the Company’s tax years from 2017 to 2020 are open to examination in Australia. There were no interest or penalties accrued at December 31, 2021 or 2020.

Uncertain Tax Positions

The Company follows the provisions of FASB Accounting Standards Codification (ASC 740-10), Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the consolidated financial statements. The Company’s reserve for unrecognized tax benefits was approximately $5.4 million and $3.2 million at December 31, 2021, 2020, respectively.

Due to the full valuation allowance at December 31, 2021 and 2020, current adjustments to the unrecognized tax benefit will have no impact on the Company’s effective income tax rate; any adjustments made after the valuation allowance is released will have an impact on the tax rate.

The following table summarizes the activity related to the Company's unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$3,153	$2,165
Additions (decreases) for tax positions taken in a prior year	(50)	(258)
Additions for tax positions taken in current year	2,325	1,246
Ending balance	$5,428	$3,153

As of December 31, 2021, the total amount of gross unrecognized tax benefits was $5.4 million, of which, if recognized, none would impact the Company's effective tax rate. The Company does not anticipate material changes to its uncertain tax positions through the next 12 months.

Note 13: Commitments

Purchase Commitments

The Company has contractual arrangements with research and development organizations and suppliers; however, these contracts are generally cancelable on 30 days’ notice and the obligations under these contracts are largely based on services performed.

Indemnification

As permitted under Delaware law and in accordance with the Company’s bylaws, the Company is required to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. The Company is also party to indemnification agreements with its directors and officers. The Company believes the fair value of the indemnification rights and agreements is minimal. Accordingly, the Company has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2021 and 2020.

Note 14. Related parties

Relationship and transactions with Gilead Sciences, Inc. (Gilead)

As of December 31, 2021, Gilead held approximately 19.5% of the Company’s outstanding common stock. These holdings resulted from a combination of Gilead’s participation in the May 2020 public offering as well as purchases of stock under the stock purchase agreement. In the May 2020 public offering, Gilead purchased 2,200,000 shares of common stock for an amount of $56.7 million, net of offering costs. Under the stock purchase agreement (as amended and restated), Gilead purchased 5,963,029 and 5,650,000 shares in July 2020 and February 2021, respectively, for a total investment of $327.8 million, net of offering costs and amounts allocated to the performance obligations created by the Gilead Collaboration Agreement. Gilead has the right, at its option, to purchase up to a maximum of 35% of the Company’s then-outstanding voting common stock, from time to time over five years from the closing of the initial transaction. Pursuant to the Investor Rights Agreement, the Company appointed Gilead's two designees to the Company's Board of Directors. See Note 8 for further discussion of the agreements with Gilead.

At December 31, 2021, the Company had a receivable for option exercise payments totaling $725 million and a $19.5 million cost sharing receivable recorded on the consolidated balance sheets under receivable from collaboration partners. The $725 million option exercise payments were received in January 2022. The Company also had $97.0 million in deferred revenue, current and $462.2 million in deferred revenue, noncurrent recorded on its consolidated balance sheets at December 31, 2021.

For the years ended December 31, 2021 and 2020, the Company recognized $360.9 million and $70.5 million, respectively, in revenue under the Gilead Collaboration Agreement. The Company also recognized reductions in research and development expense of $24.9 million and $3.4 million for each period, related to reimbursements under the cost-sharing provisions of the agreement.

Note 15: Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for tax-deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. For the year ended December 31, 2021, the Company made contributions of $0.7 million to the plan, and no contributions to the plan for the years ended December 31, 2020 and 2019.

Note 16: Subsequent Event

In January 2022, the Company received the $725 million due under the Amended Gilead Collaboration Agreement. See Notes 8 and 14 for further discussion of Gilead's December 2021 opt-in.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated − Framework (2013).

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

Based on our evaluation under the framework in Internal Control − Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and have issued a report on our internal control over financial reporting as of December 31, 2021. Their report on the audit of internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Arcus Biosciences, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Arcus Biosciences, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arcus Biosciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Redwood City, California

February 23, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2021 (our “Proxy Statement”) and is incorporated into this Annual Report on Form 10-K by reference, specifically:

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

(3)
Exhibits.

See Exhibit Index following Item 16 below.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-38419	3.1	May 9, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38419	3.1	May 26, 2020
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Description of Common Stock.	10-K	001-38419	4.3	February 25, 2021
10.1A	Compensation Program for Non-Employee Directors (for use from June 4, 2020 to June 2, 2021).	8-K	001-38419	10.1	June 5, 2020
10.2A	Compensation Program for Non-Employee Directors (for use from June 3, 2021)	8-K	001-38419	10.1	June 7, 2021
10.3A	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223086	10.1	February 16, 2018
10.4A	Arcus Biosciences, Inc. Management Cash Incentive Plan.	S-1	333-223086	10.13	February 16, 2018
10.5A	Form of Severance and Change in Control Agreement (for use before September 24, 2018).	S-1	333-223086	10.14	February 16, 2018
10.6A	Form of Severance and Change in Control Agreement (for use from September 24, 2018).	10-Q	001-38419	10.2	November 8, 2018
10.7A	Amended and Restated Letter Agreement, dated February 14, 2018, between the Registrant and Terry Rosen, Ph.D.	S-1	333-223086	10.5	February 16, 2018
10.8A	Amended and Restated Letter Agreement, dated February 14, 2018, between the Registrant and Juan Carlos Jaen, Ph.D.	S-1	333-223086	10.6	February 16, 2018
10.9A	Offer letter by and between Arcus Biosciences, Inc. and Jennifer Jarrett dated September 10, 2020.	10-Q	001-38419	10.2	November 5, 2020
10.10A	Offer Letter, dated March 16, 2019, between the Company and William Grossman.	10-Q	001-38419	10.1	August 6, 2019
10.11A	Separation and Consulting Agreement by and between the Company and William Grossman dated July 16, 2021.	10-Q	001-38419	10.3	August 5, 2021
10.12A	Offer letter by and between Arcus Biosciences, Inc. and Robert C. Goeltz II dated June 30, 2020.	10-Q	001-38419	10.1	November 5, 2020
10.13A	Arcus Biosciences, Inc. 2015 Stock Plan and forms of agreements thereunder.	S-1/A	333-223086	10.2	March 5, 2018
10.14A	Arcus Biosciences, Inc. 2018 Equity Incentive Plan (including form agreements for use before January 1, 2021).	S-1/A	333-223086	10.3	March 5, 2018

10.15A	Form of Stock Option Notice and Agreement under 2018 Equity Incentive Plan (for use from January 1, 2021).	10-K	001-38419	10.36	February 25, 2021
10.16A	Form of RSU Notice and Agreement under 2018 Equity Incentive Plan (for use from January 1, 2021).	10-K	001-38419	10.37	February 25, 2021
10.17A	Arcus Biosciences, Inc. 2018 Employee Stock Purchase Plan.	S-1/A	001-38419	10.4	March 5, 2018
10.18*A	Arcus Biosciences, Inc. Amended and Restated 2020 Inducement Plan.
10.19A	Form of Stock Option Grant Notice (2020 Inducement Plan).	10-K	001-38419	10.26	March 5, 2020
10.20A	Form of Restricted Stock Unit Grant Notice (2020 Inducement Plan).	10-K	001-38419	10.27	March 5, 2020
10.21	Lease, dated September 30, 2015, between the Registrant and Hayward Point Eden I Limited Partnership, as amended on July 22, 2016 and October 12, 2017.	S-1	333-223086	10.8	February 16, 2018
10.22	Third Amendment dated June 26, 2020 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.	10-Q	001-38419	10.4	August 6, 2020
10.23	Fourth Amendment dated October 16, 2020 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.	10-Q	001-38419	10.3	November 5, 2020
10.24	Fifth Amendment Dated April 1, 2021 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.	10-Q	001-38419	10.2	May 5, 2021
10.25B	License Agreement, dated December 8, 2016, between Arcus Biosciences, Inc. and Abmuno Therapeutics LLC.	S-1	333-223086	10.10	February 16, 2018
10.26B	License Agreement, dated August 16, 2017, between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	S-1	333-223086	10.11	February 16, 2018
10.27C	Amendment No. 1 dated June 27, 2019 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-Q	001-38419	10.2	August 6, 2019
10.28C	Amendment No. 2 dated March 2, 2020 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-K	001-38419	10.28	March 5, 2020
10.29	Assignment Agreement dated November 10, 2020 by and among Arcus Biosciences, Inc., WuXi Biologics (Cayman) Inc. and WuXi Biologics Ireland Limited to the License Agreement dated August 16, 2017.	10-K	001-38419	10.35	February 25, 2021

10.30C	Third Amendment dated May 10, 2021 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics Ireland Limited.	10-Q	001-38419	10.2	August 5, 2021
10.31B	Option and License Agreement, dated September 19, 2017, between Arcus Biosciences, Inc. and Taiho Pharmaceutical Co., Ltd.	S-1	333-223086	10.12	February 16, 2018
10.32B	Amendment No. 1 to Option and License Agreement, dated September 19, 2017, between Arcus Biosciences, Inc. and Taiho Pharmaceutical Co, Ltd.	10-Q	001-38419	10.1	November 8, 2018
10.33C	Option, License and Collaboration Agreement dated May 27, 2020 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	10-Q	001-38419	10.1	August 6, 2020
10.34*C	Amendment No. 1 dated November 17, 2021 to the Option, License and Collaboration Agreement dated May 27, 2020 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.
10.35C	Common Stock Purchase Agreement dated May 27, 2020 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	8-K	001-38419	99.1	July 13, 2020
10.36C	Amended and Restated Common Stock Purchase Agreement dated January 31, 2021 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	SC 13D/A	005-90423	99.1	February 2, 2021
10.37C	Investor Rights Agreement dated May 27, 2020 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	8-K	001-38419	99.2	July 13, 2020
21.1*	List of subsidiaries of the registrant.
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page to this Annual Report).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

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

ARCUS BIOSCIENCES, INC.

Date: February 23, 2022	By:	/s/ Terry Rosen
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

Name	Title	Date

/s/ Terry Rosen	Chief Executive Officer and Director	February 23, 2022
Terry Rosen, Ph.D.	(Principal Executive Officer)

/s/ Juan Carlos Jaen	President and Director	February 23, 2022
Juan Carlos Jaen, Ph.D.

/s/ Jennifer Jarrett	Chief Operating Officer and Director	February 23, 2022
Jennifer Jarrett

/s/ Robert C. Goeltz II	Chief Financial Officer	February 23, 2022
Robert C. Goeltz II	(Principal Financial and Accounting Officer)

/s/ Kathryn Falberg	Director	February 23, 2022
Kathryn Falberg

/s/ Linda Higgins	Director	February 23, 2022
Linda Higgins, Ph.D.

/s/ Yasunori Kaneko	Director	February 23, 2022
Yasunori Kaneko, M.D.

/s/ David Lacey	Director	February 23, 2022
David Lacey, M.D.

/s/ Nicole Lambert	Director	February 23, 2022
Nicole Lambert

/s/ Patrick Machado	Director	February 23, 2022
Patrick Machado, J.D.

/s/ Merdad Parsey	Director	February 23, 2022
Merdad Parsey, M.D., Ph.D.

/s/ Andrew Perlman	Director	February 23, 2022
Andrew Perlman, M.D., Ph.D.

/s/ Antoni Ribas	Director	February 23, 2022
Antoni Ribas, M.D., Ph.D.