Form 10-Q
period 2022-03-31
Arcus Biosciences, Inc.
filed 2022-05-09
CIK 1724521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 71,718,564 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$548,783	$147,914
Short-term investments	664,751	351,394
Receivable from collaboration partners ($29,262 and $744,535 from a related party)	29,419	744,595
Accrued interest receivable	2,746	2,227
Prepaid expenses and other current assets	18,527	15,620
Total current assets	1,264,226	1,261,750
Long-term investments	128,836	181,990
Property and equipment, net	33,481	32,455
Right-of-use assets	102,992	104,968
Restricted cash	3,005	3,005
Other long-term assets ($1,135 and $0 from a related party)	10,887	7,730
Total assets	$1,543,427	$1,591,898
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,094	$10,261
Accrued research and development	37,654	29,587
Other accrued liabilities	16,196	24,181
Deferred revenue, current ($86,038 and $96,981 to a related party)	89,310	102,003
Other current liabilities	-	52
Total current liabilities	161,254	166,084
Deferred revenue, noncurrent ($456,905 and $462,217 to a related party)	456,905	462,217
Operating lease liabilities, noncurrent	114,815	116,887
Other long-term liabilities	13,874	5,260
Total liabilities	746,848	750,448
Commitments (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 71,622,313 and 70,781,736 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively. Shares outstanding includes zero and 9,946 shares issued but subject to vesting as of March 31, 2022 and December 31, 2021, respectively.	7	7
Additional paid-in capital	1,144,579	1,118,058
Accumulated deficit	(343,347)	(275,354)
Accumulated other comprehensive loss	(4,660)	(1,261)
Total stockholders’ equity	796,579	841,450
Total liabilities and stockholders’ equity	$1,543,427	$1,591,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Other collaboration revenue ($8,316 and $7,711 from a related party)	$10,066	$9,461
License and development service revenue ($7,939 from a related party)	7,939	-
Total revenues	18,005	9,461
Operating expenses:
Research and development (($30,299) and ($4,924) from a related party)	61,211	66,387
General and administrative (($98) and $0 from a related party)	23,974	15,821
Total operating expenses	85,185	82,208
Loss from operations	(67,180)	(72,747)
Non-operating income (expense):
Interest and other income, net	582	154
Effective interest on liability for sale of future royalties	(391)	-
Total non-operating income, net	191	154
Net loss before income taxes	(66,989)	(72,593)
Income tax expense	(1,004)	-
Net loss	(67,993)	(72,593)
Other comprehensive loss	(3,399)	(46)
Comprehensive loss	$(71,392)	$(72,639)
Net loss per share, basic and diluted	$(0.96)	$(1.08)
Weighted-average number of shares used to compute basic and diluted net loss per share	71,194,778	67,082,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share amounts)

	Common stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	63,691,901	$6	$830,438	$(328,184)	$44	$502,304
Issuance of common stock and rights to purchase additional shares in accordance with Amended and Restated Gilead Purchase Agreement, net of $55 offering costs	5,650,000	1	220,295	-	-	220,296
Issuance of common stock upon exercise of stock options and vesting of restricted stock	200,828	-	1,885	-	-	1,885
Vesting of early exercised stock options	54,039	-	183	-	-	183
Stock-based compensation	-	-	12,761	-	-	12,761
Other comprehensive loss	-	-	-	-	(46)	(46)
Net loss	-	-	-	(72,593)	-	(72,593)
Balance at March 31, 2021	69,596,768	$7	$1,065,562	$(400,777)	$(2)	$664,790

Balance at December 31, 2021	70,771,790	$7	$1,118,058	$(275,354)	$(1,261)	$841,450
Issuance of common stock upon exercise of stock options and vesting of restricted stock	840,577	-	9,928	-	-	9,928
Vesting of early exercised stock options	9,946	-	52	-	-	52
Stock-based compensation	-	-	16,541	-	-	16,541
Other comprehensive loss	-	-	-	-	(3,399)	(3,399)
Net loss	-	-	-	(67,993)	-	(67,993)
Balance at March 31, 2022	71,622,313	$7	$1,144,579	$(343,347)	$(4,660)	$796,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flow from operating activities
Net loss	$(67,993)	$(72,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,541	12,761
Depreciation and amortization	1,457	800
Noncash lease expense	1,976	538
Amortization of premiums on investments	1,670	506
Acquired in-process research and development	2,500	-
Effective interest on liability for sale of future royalties	391	-
Changes in operating assets and liabilities:
Receivable from collaboration partners ($715,273 and ($3,981) from a related party)	715,176	(4,186)
Prepaid expenses and other current assets	(5,590)	(4,568)
Other long-term assets (($1,135) and $0 to a related party)	(1,727)	63
Accounts payable	8,138	7,722
Accrued research and development	5,567	4,716
Other accrued liabilities	(8,462)	(2,007)
Deferred revenue (($16,255) and ($7,711) to a related party)	(18,005)	(9,461)
Operating lease liabilities	92	(605)
Other long-term liabilities	2,270	(2)
Net cash provided by (used in) operating activities	654,001	(66,316)
Cash flow from investing activities
Purchases of short-term and long-term investments	(377,573)	(192,398)
Proceeds from maturities of short-term and long-term investments	93,817	251,365
Sales of short-term and long-term investments	18,484	7,500
Purchases of property and equipment	(2,788)	(3,641)
Net cash provided by (used in) investing activities	(268,060)	62,826
Cash flow from financing activities
Proceeds from issuance of common stock ($0 and $220,235 from a related party)	-	220,235
Proceeds from sale of future royalties	5,000	-
Proceeds from issuance of common stock pursuant to equity award plans	9,928	1,885
Net cash provided by financing activities	14,928	222,120
Net increase in cash and cash equivalents	400,869	218,630
Cash, cash equivalents and restricted cash at beginning of period	150,919	173,618
Cash, cash equivalents and restricted cash at end of period	$551,788	$392,248

Non-cash investing and financing activities:
Unpaid acquisition of in-process research and development	$2,500	$-
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	$691	$2,784
Vesting of early exercised stock options and restricted stock	$52	$183

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization

Description of Business

Arcus Biosciences, Inc. (the Company) is a clinical-stage biopharmaceutical company focused on creating best-in-class cancer therapies. Using its robust and highly efficient drug discovery capability, the Company has now advanced six investigational products into clinical development, with its most advanced molecule, an anti-TIGIT antibody, now in two Phase 3 registrational studies. The Company’s deep portfolio of novel small molecules and enabling antibodies allows it to create highly differentiated combination therapies, which the Company is developing to treat multiple large tumor types including lung, colorectal, prostate and pancreatic cancers. The Company expects its clinical-stage portfolio to continue to expand and to include molecules targeting both immuno-oncology and cancer cell-intrinsic pathways. The Company’s vision is to create, develop and commercialize highly differentiated combination cancer therapies that have a meaningful impact on patients. The Company currently has six investigational products in clinical development: domvanalimab (previously referred to as AB154), etrumadenant (previously referred to as AB928), quemliclustat (previously referred to as AB680), zimberelimab (previously referred to as AB122), AB308 and AB521.

In 2020, the Company entered into an Option, License and Collaboration Agreement (Gilead Collaboration Agreement) with Gilead Sciences, Inc. (Gilead), whereby Gilead obtained an exclusive license to zimberelimab and time-limited exclusive options to all of the Company's then-current and future programs during the 10-year collaboration term. In December 2021, Gilead obtained rights to an additional four of the Company's investigational products: domvanalimab, etrumadenant, quemliclustat and AB308. For each program to which Gilead exercised or exercises its option, the parties will co-develop globally and co-commercialize the program in the U.S., subject to certain exceptions, and Gilead will have the right to commercialize the program outside of the United States, subject to the rights of our existing partners in certain territories.

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash and investments of $1,342.4 million, which are cash, cash equivalents, and investments in marketable securities, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the date of filing of this report.

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

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future period. The balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2022. There have been no significant changes to the Company’s significant accounting policies described in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K.

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

Reconciliation of Cash, Cash Equivalents, and Restricted Cash as Reported in Condensed Consolidated Statements of Cash Flows

Restricted cash at March 31, 2022 and 2021 represents cash balances held as security in connection with the Company’s facility lease agreements. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the total shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,
	2022	2021
Cash and cash equivalents	$548,783	$390,260
Restricted cash	3,005	1,988
Cash, cash equivalents and restricted cash	$551,788	$392,248

Concentration of Credit Risk

Cash equivalents, short-term and long-term investments are financial instruments that potentially subject the Company to concentrations of credit risk. The Company invests in money market funds, treasury bills and notes, government bonds, commercial paper, corporate notes, and certificates of deposit. The Company limits its credit risk associated with cash equivalents, short-term and long-term investments by placing them with banks and institutions it believes are credit worthy and in highly rated investments.

Leases and Rent Expense

The Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases and related tenant improvement allowances receivable are included in operating lease right-of-use assets, prepaid expenses and other current assets, and operating lease liabilities, noncurrent in our condensed consolidated balance sheets at March 31, 2022 and December 31, 2021. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

The Company elected to not apply the recognition requirements of the new leasing standard to short-term leases with terms of 12 months or less which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For short-term leases, lease payments are recognized as operating expenses on a straight-line basis over the lease term.

The following table summarizes supplemental cashflow disclosures related to the Company's operating leases (in thousands):

	Year Ended March 31,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities	$1,470	$927

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy as of March 31, 2022 or December 31, 2021. The following tables set forth the Company’s financial instruments (excluding restricted cash) that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	March 31, 2022
	Total	Level 1 (Quoted Prices in Active Markets For Identical Assets)	Level 2 (Significant Other Observable Remaining Inputs)	Level 3 (Significant Other Unobservable Remaining Inputs)
Money market funds	$475,934	$475,934	$-	$-
U.S. treasury securities	321,642	-	321,642	-
Corporate securities and commercial paper	524,051	-	524,051	-
Certificates of deposit	20,743		20,743
Total assets measured at fair value	$1,342,370	$475,934	$866,436	$-

	December 31, 2021
	Total	Level 1 (Quoted Prices in Active Markets For Identical Assets)	Level 2 (Significant Other Observable Remaining Inputs)	Level 3 (Significant Other Unobservable Remaining Inputs)
Money market funds	$147,914	$147,914	$-	$-
U.S. treasury securities	112,170	-	112,170	-
Corporate securities and commercial paper	421,214	-	421,214	-
Total assets measured at fair value	$681,298	$147,914	$533,384	$-

Classified as (with contractual maturities):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$548,783	$147,914
Short-term investments (due within one year)	664,751	351,394
Long-term investments (due between one and three years)	128,836	181,990
Total cash, cash equivalents and investments in marketable securities	$1,342,370	$681,298

All the Company's investments in marketable securities are classified as available-for-sale. At March 31, 2022 and December 31, 2021, the balance in the Company’s accumulated other comprehensive income (loss) related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale marketable securities as of March 31, 2022 and December 31, 2021, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the periods then ended. The Company has not recognized any allowances for credit losses given the nature of its receivables and investment portfolio and the immaterial amount of unrealized losses on available for sale securities. No credit related losses have been recognized for any of the periods presented. The fair value and amortized cost of investments in marketable securities by major security type as of March 31, 2022 and December 31, 2021 are presented in the tables that follow (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of March 31, 2022:
Money market funds	$475,934	$-	$-	$475,934
U.S. treasury securities	323,034	7	(1,399)	321,642
Corporate securities and commercial paper	527,328	24	(3,301)	524,051
Certificates of deposit	20,734	10	(1)	20,743
Total	$1,347,030	$41	$(4,701)	$1,342,370

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2021:
Money market funds	$147,914	$-	$-	$147,914
U.S. treasury securities	112,473	1	(304)	112,170
Corporate securities and commercial paper	422,172	3	(961)	421,214
Total	$682,559	$4	$(1,265)	$681,298

As of March 31, 2022, the fair value of the liability for sale of future royalties recorded on the balance sheet in other long-term liabilities is based on the Company's current estimates of future contingent milestones and royalties expected to be paid to BVF Partners L.P. (BVF) over the term of the parties' funding agreement (the BVF Agreement). These estimates are considered Level 3 fair value inputs. See Note 5 for further discussion of the liability and related estimates.

Note 4. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Accrued personnel expenses	$11,665	$16,648
Professional fees	234	4,938
Income taxes payable	2,819	1,815
Other	1,478	780
Total	$16,196	$24,181

Note 5. Liability for Sale of Future Royalties

In October 2021, the Company and BVF entered into the BVF Agreement, under which BVF will fund the discovery and development of compounds for the treatment of inflammatory diseases (the Program) by providing the Company with $15 million in three non-refundable payments. Consistent with the terms of the Gilead Collaboration Agreement, Gilead has an option to the Program. The Company received $5 million from BVF in the fourth quarter of 2021 and an additional $5 million in the first quarter of 2022. The Company expects to receive the third $5 million payment in 2022. In return, the Company is obligated to perform research and development activities in the Program, to make contingent payments upon the achievement of certain clinical and regulatory milestones of up to $72.5 million or $160.0 million depending on whether the program is solely developed by Arcus or as part of the collaboration with Gilead. The Company also must pay mid- to high-single digit royalties based on net sales of products generated by the Program. The agreement also provides BVF with the option to provide an additional $10 million in funding for the Program in exchange for an increase in the royalty rate.

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

The carrying amount of the liability for sale of future royalties is based on management's estimate of the future contingent milestones and royalties to be paid to BVF over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated contingent milestone and royalty payments over the $15 million of allocated proceeds is recognized as non-cash interest expense using the effective interest method, which is reported in the condensed consolidated statements of operations as non-operating expense. The balance associated with the liability was $10.7 million at March 31, 2022 and is reported on the consolidated balance sheets in other long-term liabilities. The imputed effective rate of interest on the unamortized portion of the liability was approximately 20.6% as of March 31, 2022.

The Company periodically reassess the amount and timing of expected payments. To the extent such payments are greater or less than the Company's initial estimates or the timing of such payments is materially different than those estimates, the Company will adjust the liability and the effective interest rate using a retrospective method, catch-up method, or prospective method, subject to an accounting policy election applied on a consistent basis. As of March 31, 2022, there have been no changes to the estimated effective interest rate.

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

Changes to the liability for sale of future royalties were as follows for the three months ended March 31, 2022 (in thousands):

2022
Beginning balance, January 1	$5,260
Cash received from BVF	5,000
Interest accretion	391
Ending balance, March 31	$10,651

The Company incurred $0.4 million in non-cash interest expense for the three months ended March 31, 2022.

Note 6. License and Collaboration Agreements

The following table summarizes the revenues recognized from the Company’s collaboration agreements with Gilead and Taiho Pharmaceutical Co., Ltd. (Taiho) (in thousands):

	Three Months Ended March 31,
	2022	2021
Other collaboration revenue	$10,066	$9,461
License and development services revenue	7,939	-
Total collaboration and license revenues	$18,005	$9,461

The following table summarizes revenues by collaboration, category of revenue, and the method of recognition (in thousands):

			Three Months Ended March 31,
Revenues recognized:	Over time	Point in time	2022	2021
Gilead access rights related to the Company's research and development pipeline	*		$8,316	$7,711
License and development services for all Gilead programs	*		7,939	-
Taiho access rights	*		1,750	1,750
Total collaboration and license revenues			$18,005	$9,461

The Company recognized the following revenue as a result of changes in the deferred revenue balance during the period below (in thousands):

	Three Months Ended March 31,
Revenue recognized in the period from:	2022	2021
Amounts included in deferred revenue at the beginning of the period	$18,005	$9,461
Performance obligations satisfied in a previous period	-	-

Gilead Sciences, Inc.

Summary

In May 2020, the Company entered into the Gilead Collaboration Agreement, Common Stock Purchase Agreement (the Stock Purchase Agreement), and Investor Rights Agreement, (collectively, the Gilead Agreements), each with Gilead. Upon closing in July 2020, Gilead made an upfront payment of $175 million pursuant to the Gilead Collaboration Agreement and made an equity investment of approximately $200 million in the Company by purchasing 5,963,029 shares of Arcus common stock at a per share price of $33.54 pursuant to the Stock Purchase Agreement.

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

As of March 31, 2022, Gilead had obtained licenses to the following investigational products: zimberelimab (in 2020), domvanalimab, AB308, etrumadenant, and quemliclustat (the latter four in 2021).

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

The Company had $542.9 million and $559.2 million of deferred revenue remaining on its consolidated balance sheets related to this performance obligation at March 31, 2022 and December 31, 2021, respectively, allocated between current and noncurrent based on the expected timing of future recognition.

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

Pursuant to the Investor Rights Agreement, the Company appointed Gilead's two designees to the Company’s Board of Directors. Based on the value of the Company’s common stock at the contract closing, the right to purchase additional shares had no value. See Note 11 for further discussion of the agreements with Gilead.

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

Due to the combined nature of the performance obligation, the Company determined that the revenue from the license would be recognized at the same rate and using the same input-driven methodology as the revenue from the research and development services. The Company determined that its performance of the R&D activities commenced January 1, 2022 and accordingly the Company recognized $5.0 million in license and development services revenue associated with these obligations for the three months ended March 31, 2022. At March 31, 2022, the Company had $213.8 million of deferred revenue remaining on its consolidated balance sheets related to this performance obligation, allocated between current and noncurrent based on the expected timing of future recognition.

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

Due to the combined nature of the performance obligation, the Company determined that the revenue from the license would be recognized at the same rate and using the same input-driven methodology as the revenue from the research and development services. The Company determined that its performance of the R&D activities commenced January 1, 2022 and accordingly the Company recognized $1.8 million in license and development services revenue associated with these obligations for the three months ended March 31, 2022. At March 31, 2022, the Company had $173.8 million of deferred revenue remaining on its consolidated balance sheets related to this performance obligation, allocated between current and noncurrent based on the expected timing of future recognition.

R&D activities for domvanalimab

The Company determined that it retains separate obligations to perform further development services for Gilead related to domvanalimab. The standalone selling price of this obligation was determined using an expected cost-plus margin approach. The Company will recognize the amounts allocated to these services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated full-time employee expense for the program. The Company determined that its performance of the R&D activities commenced as of January 1, 2022 and accordingly the Company recognized $0.9 million in license and development services revenue associated with these obligations in the three months ended March 31, 2022. At March 31, 2022, the Company had $33.6 million of deferred revenue remaining on its consolidated balance sheets related to this performance obligation, allocated between current and noncurrent based on the expected timing of future recognition.

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
The Company determined that its performance of the R&D activities had commenced in 2021 and accordingly the Company recognized $0.3 million in license and development services revenue associated with these obligations in the three months ended March 31, 2022. At March 31, 2022, the Company had $9.8 million of deferred revenue remaining on its consolidated balance sheets related to this performance obligation, allocated between current and noncurrent based on the expected timing of future recognition.

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

The Company recognized $8.3 million and $7.7 million in other collaboration revenues associated with these obligations in the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the Company had $111.9 million of deferred revenue on its consolidated balance sheets related to this performance obligation, classified between current and noncurrent based on the amortization of the revenue.

Cost-sharing reimbursements

The Company's research and development obligations under the Gilead Collaboration Agreement includes a 50/50 share of the joint development costs associated with optioned programs. Payments received from Gilead for their share of costs incurred will be recognized as a reduction of R&D expense or G&A expense depending on the type of expense reimbursed. Payments made to Gilead for the Company's share of costs incurred will be recognized as an increase to those expenses depending on the type of cost reimbursed. The Company recognized reductions of operating expenses totaling $30.4 million and $4.9 million during the three months ended March 31, 2022 and 2021, respectively, as a result of this cost-sharing provision.

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

The Company recognized $0.1 million in expense related to these capitalized costs during each of the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had $4.8 million in capitalized costs to obtain the contract, of which $0.8 million was recorded in prepaid expenses and other current assets and $4.0 million was recorded in other long-term assets.

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

From the inception of the Taiho Agreement through March 31, 2022, Taiho has exercised its option to the Company's adenosine receptor antagonist program (including etrumadenant), its anti-PD-1 program (including zimberelimab), and its anti-TIGIT program (including domvanalimab and AB308) for option payments totaling $26.0 million. The Taiho Agreement will remain in effect until the expiry of all royalty terms for the licensed products. As of March 31, 2022, no clinical or regulatory milestones had been achieved under the Taiho Agreement. As of March 31, 2022, no sales milestone or royalty revenue has been recognized.

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

As of March 31, 2022 and December 31, 2021, the Company recorded deferred revenue, current of $3.3 million and $5.0 million, respectively, on its consolidated balance sheet.

WuXi Biologics License Agreements

The Company entered into a license agreement (the WuXi PD-1 Agreement) with WuXi Biologics in August 2017, as subsequently amended, in which it obtained an exclusive license to develop, use, manufacture, and commercialize products including an anti-PD-1 antibody worldwide except for Greater China.

From the inception of the WuXi PD-1 Agreement through March 31, 2022, the Company has made upfront and milestone payments of $41.0 million and incurred sub-license fees of $11.3 million. These milestone payments and sub-license fees were recorded as research and development expense, as the products had not reached technological feasibility and did not have alternative future use. During the three months ended March 31, 2022 and 2021, the Company made milestone payments of zero and $10 million, respectively, and incurred no sub-license fees under the WuXi PD-1 Agreement. The WuXi PD-1 Agreement also provides for clinical and regulatory milestone payments, commercialization milestone payments of up to $375.0 million and tiered royalty payments to be made to WuXi Biologics that range from the high single-digits to low teens of net sales by the Company of licensed products.

In December 2020, the Company entered into a separate license agreement (the WuXi CD39 Agreement) with WuXi Biologics to develop anti-CD39 antibodies. Under the agreement, the Company was granted exclusive worldwide rights to anti-CD39 antibodies discovered under the collaboration and will be responsible for the further development and commercialization of those antibodies. The WuXi CD39 Agreement provides for clinical and regulatory milestone payments totaling $16.5 million, and royalty payments in the low single digits of net sales by the Company of licensed products. From the inception of the WuXi CD39 Agreement through March 31, 2022, the Company has paid a $1.5 million development milestone and $0.5 million in upfront payments, both of which were recorded in research and development expense, as the products are still in research stage. The Company incurred $1.5 million in development milestone expense under the WuXi CD39 Agreement during the three months ended March 31, 2022 and none in the same period in 2021.

Abmuno License Agreement

In December 2016, the Company entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) in which it obtained a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. Under the Abmuno Agreement, the Company has made upfront and milestone payments totaling $14.6 million as of March 31, 2022. The Abmuno Agreement also provides for additional clinical, regulatory and commercialization milestone remaining payments of up to $93.0 million as of March 31, 2022.

The Company incurred zero and $5.0 million development milestone expense for the three months ended March 31, 2022 and 2021, respectively.

AstraZeneca Agreement

In October 2020 the Company announced a collaboration with AstraZeneca to evaluate domvanalimab, the Company’s investigational anti-TIGIT antibody, in combination with AstraZeneca’s Imfinzi (durvalumab) in a registrational Phase 3 clinical trial in patients with unresectable Stage III non-small cell lung cancer (NSCLC), which study the parties refer to as PACIFIC-8. Under the terms of the agreement, each company will retain existing rights to their respective molecules and any future commercial economics. AstraZeneca will conduct the trial, and each company will supply its respective anti-cancer agent to support the trial. Under the terms of the agreement, the Company will reimburse AstraZeneca for its share of the trial costs upon achievement of certain milestones. If the agreement is terminated early, in certain circumstances, the Company is obligated to reimburse AstraZeneca for a portion of the trial costs incurred. This portion of the clinical trial costs that is considered unavoidable is accrued as research and development expenses in advance of the achievement of milestones. From the inception of the agreement through March 31, 2022, the Company has incurred gross expense of $2.3 million which is recorded on the condensed consolidated balance sheet in other long-term liabilities.

This PACIFIC-8 trial forms part of the Arcus and Gilead joint development program for domvanalimab and Arcus’s portion of the trial costs will be shared with Gilead. At March 31, 2022 the Company had recognized a receivable of $1.1 million from Gilead related to the reimbursement of these costs, which is recorded on the condensed consolidated balance sheet in other noncurrent assets.

For the three months ended March 31, 2022 and 2021, the Company incurred expenses pursuant to the AstraZeneca Agreement of $1.2 million and zero, respectively, before expected recoveries from its cost-sharing agreement with Gilead.

Genentech Collaboration Agreement

In December 2019, the Company and Genentech, through F. Hoffmann-La Roche Ltd (collectively, Genentech) entered into a Master Clinical Collaboration Agreement (the Genentech Agreement) pursuant to which the parties may conduct combination clinical studies involving Genentech’s monoclonal antibody, atezolizumab and the Company’s investigational products. Pursuant to the Genentech Agreement, the parties entered into Trial Supplements for the evaluation of etrumadenant and atezolizumab utilizing the MORPHEUS platform in two separate study indications: second and third line metastatic colorectal cancer and first line metastatic pancreatic cancer. From the inception of the agreement through March 31, 2022, the Company has incurred expense of $1.8 million which was recorded in research and development expense.

The Company and Genentech will each supply their respective investigational products for use in the collaboration studies and will share a portion of the development costs under specific terms as set forth in the agreement. The Company incurred expense under the collaboration of $0.3 million for each of the three months ended March 31, 2022 and 2021.

Note 7. Stock-Based Compensation

The Company grants awards under its 2018 Equity Incentive Plan and the 2020 Inducement Plan. Total stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$8,502	$6,170
General and administrative	8,039	6,591
Total stock-based compensation	$16,541	$12,761

Note 8. Income Taxes

The provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into consideration in the relevant period. Each quarter, the Company updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, the Company records a cumulative adjustment to the provision.

The Company’s provision for income taxes was $1.0 million and zero for the three months ended March 31, 2022 and 2021 with an effective tax rate of -1.4% and 0%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets and state income taxes.

The income tax provision includes the effects of the mandatory capitalization and amortization of research and development expenses starting in 2022, as required by the 2017 Tax Cuts and Jobs Act.

As of March 31, 2022 and December 31, 2021, the Company has provided a valuation allowance against U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination.

The Company recognizes interest and penalties associated with uncertain tax benefits as part of the income tax provision. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.

The Company is subject to taxation in the U.S. and various foreign jurisdictions. The tax years subsequent to 2015 remain open and subject to examination by federal, state, and foreign taxing authorities in which the Company is subject to tax.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(67,993)	$(72,593)
Denominator:
Weighted-average common shares outstanding	71,194,778	68,476,799
Less: weighted-average common shares subject to vesting	-	(1,394,638)
Weighted-average common shares used to compute basic and diluted net loss per share	71,194,778	67,082,161
Net loss per share: basic and diluted	$(0.96)	$(1.08)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	Three Months Ended March 31,
	2022	2021
Common stock options issued and outstanding	12,564,969	11,708,625
Restricted stock units issued	1,558,381	1,532,162
Employee Stock Purchase Plan shares	102,414	96,591
Unvested early exercised common stock options	-	111,094
Unvested restricted common stock issued as part of collaboration agreement	-	1,257,651
Total	14,225,764	14,706,123

The Company also excluded the effect of Gilead’s right to purchase additional shares of the Company’s common stock from its calculation as these rights had no intrinsic value at March 31, 2022.

Note 10. Commitments

Standby Letters of Credit

The Company has standby letters of credit up to an aggregate of $3.0 million provided as collateral for its leases. The letters of credit are secured by $3.0 million in deposits classified as restricted cash on the Company’s condensed consolidated balance sheets. At March 31, 2022 the standby letters of credit were not drawn down.

Note 11. Related parties

Relationship and transactions with Gilead

As of March 31, 2022, Gilead held approximately 19.3% of the Company’s outstanding common stock. These holdings resulted from a combination of Gilead’s participation in the May 2020 public offering as well as purchases of stock under the stock purchase agreement. In the May 2020 public offering, Gilead purchased 2,200,000 shares of common stock for an amount of $56.7 million, net of offering costs. Under the stock purchase agreement (as amended and restated), Gilead purchased 5,963,029 and 5,650,000 shares in July 2020 and February 2021, respectively, for a total investment of $327.8 million, net of offering costs and amounts allocated to the performance obligations created by the Gilead Collaboration Agreement. Gilead has the right, at its option, to purchase up to a maximum of 35% of the Company’s then-outstanding voting common stock, from time to time over five years from the closing of the initial transaction. Pursuant to the Investor Rights Agreement, the Company appointed Gilead's two designees to the Company’s Board of Directors. See Note 6 for further discussion of the agreements with Gilead.

At March 31, 2022, the Company had a $29.3 million cost sharing receivable recorded on the condensed consolidated balance sheets under receivable from collaboration partners, to be invoiced the following quarter. The Company had a $1.1 million long-term cost-share receivable recorded in other long-term assets on the balance sheet, to be invoiced upon the achievement of milestones under the

AstraZeneca agreement in future years. The Company also had $86.0 million in deferred revenue, current and $456.9 million in deferred revenue, noncurrent recorded on its condensed consolidated balance sheets at March 31, 2022.

For the three months ended March 31, 2022 and 2021, the Company recognized $16.3 million and $7.7 million, respectively, in revenue under the Gilead Collaboration Agreement. For each of these periods, the Company also recognized net reductions in operating expenses totaling $30.4 million and $4.9 million, respectively.

The Company received a $175 million upfront payment from Gilead upon closing of the Gilead Collaboration Agreement in July 2020. In addition, in July 2020 the Company received $200 million from Gilead in connection with the Stock Purchase Agreement, of which approximately $109.4 million represented the fair value of stock purchased at the transaction closing date with the remaining premium of $90.6 million allocated to the transaction price. In February 2021, the Company received $220.4 million from Gilead in connection with the purchase by Gilead of 5,650,000 shares of the Company’s common stock at a per share price of $39.00 pursuant to the amended and restated Stock Purchase Agreement. In January 2022, the Company received $725 million in option exercise payments from Gilead.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 23, 2022. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Further, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Our actual results could differ materially from those discussed in these forward-looking and other statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.”

Overview

We are a clinical-stage biopharmaceutical company focused on creating best-in-class cancer therapies. Using our robust and highly efficient drug discovery capability, we have now advanced six investigational products into clinical development, with our most advanced molecule, an anti-TIGIT antibody, now in two Phase 3 registrational studies, with others in planning. Our deep portfolio of novel small molecules and enabling antibodies allows us to create highly differentiated combination therapies, which we are developing to treat multiple large tumor types including lung, colorectal, prostate and pancreatic cancers. We expect our clinical-stage portfolio to continue to expand and to include molecules targeting both immuno-oncology and cancer cell-intrinsic pathways. Our vision is to create, develop and commercialize highly differentiated combination cancer therapies that have a meaningful impact on patients.

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

In connection with our entry into the Gilead Collaboration Agreement in 2020, we also entered into a Common Stock Purchase Agreement pursuant to which Gilead has the right, at its option from time to time over five years from closing of the initial transaction, to purchase up to a maximum ownership of 35% of our then-outstanding voting common stock, and an Investor Rights Agreement that provides for a three-year standstill, two-year lockup and the right to designate two individuals to be appointed to our Board of Directors. Gilead currently owns approximately 19.3% of our outstanding common stock.

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

•
Etrumadenant (previously referred to as AB928), our small molecule dual A2a/A2b adenosine receptor antagonist, is being evaluated in several randomized or Phase 2 trials across major tumor types, including in our ARC-6, ARC-7, and ARC-9 studies. We expect to initiate additional clinical studies of etrumadenant in 2022.
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

Due to the availability of vaccines and our mandatory vaccine policy, our laboratory operations are operating at or near normal levels and we began returning office-based employees to our offices on a hybrid schedule. The safety, health and well-being of our employees remains a primary concern, and we may restrict our business activities or modify our employee work arrangements in response to new developments in the COVID-19 pandemic in order to reduce the risk of exposure among our employees.

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

In December 2021, Gilead obtained rights to four of our investigational products: domvanalimab, etrumadenant, quemliclustat and AB308, for which we subsequently received a total of $725 million in option exercise payments. We expect our research and development expenses to increase substantially during the next few years as we pursue joint development programs with Gilead for our five optioned molecules and advance these programs towards regulatory approval. We also expect to advance new programs into the clinic. All of this will require significant growth in our development capabilities and infrastructure. In addition, our joint development programs with Gilead for the optioned molecules are anticipated to include a significant number of later-stage clinical trials, which typically include a larger number of subjects, are of a longer duration and include more geographic regions. As we advance our clinical-stage programs and prepare to seek regulatory approval, we will also need to conduct certain validation activities with respect to our manufacturing processes for the investigational products in each program. As a result, we expect our preclinical, clinical, and contract manufacturing expenses to increase significantly relative to what we have incurred to date.

The level of our future research and development investment will depend on a number of factors and uncertainties, including the breadth of the joint development program agreed to with Gilead for the optioned programs, the outcome of our efforts, and the amount of cost reimbursements or milestone payments we receive from our collaborators. In addition, under our license agreements with WuXi Biologics and Abmuno, and our co-development, collaboration, and research and development arrangements with AstraZeneca, BVF and Strata, we may be required to pay additional clinical and regulatory milestone payments based on the development progress of our investigational products. We may also be required to pay royalties to these parties in the event of a successful product launch and our receipt of commercial revenues. Therefore, we are unable to predict the timing or the final cost to complete our clinical programs or validation of our manufacturing and supply processes and delays may occur due to numerous factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in “Item 1A. Risk Factors.”

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

Non-Operating Income, net

Non-operating income, net consists primarily of interest earned on our investments in fixed-income marketable securities and non-cash interest expense incurred under the effective interest method on our liability for sale of future royalties to BVF.

Critical Accounting Judgments and Estimates

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

Revenue related to certain performance obligations over time could be materially impacted as a result of changes in the estimated total research effort required to satisfy those obligations. If we were to increase total estimated effort required to satisfy the license and R&D activities performance obligations related to the agreement with Gilead by 10%, it would result in cumulative catch up adjustments that decrease revenue recognition by $0.7 million in the current quarter. Alternatively, if we were to decrease total estimated effort required to satisfy those performance obligations by 10%, it would result in cumulative catch up adjustments that increase revenue recognition by $0.9 million in the current quarter.

Results of Operations

Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Revenues:
Other collaboration revenue	$10,066	$9,461	$605	6%
License and development service revenue	7,939	-	7,939	*
Total collaboration and license revenues	18,005	9,461	8,544	90%
Operating expenses:
Research and development	61,211	66,387	(5,176)	-8%
General and administrative	23,974	15,821	8,153	52%
Total operating expenses	85,185	82,208	2,977	4%
Loss from operations	(67,180)	(72,747)	5,567	-8%
Non-operating income, net	191	154	37	24%
Loss before income taxes	(66,989)	(72,593)	5,604	-8%
Income tax expense	(1,004)	-	(1,004)	*
Net loss	$(67,993)	$(72,593)	$4,600	-6%

* Not meaningful

Collaboration and License Revenue

Collaboration and license revenue increased $8.5 million, from $9.5 million for the three months ended March 31, 2021 to $18.0 million for the three months ended March 31, 2022. In the three months ended March 31, 2022, we recognized $8.3 million in other collaboration revenues related to Gilead’s ongoing rights to access our intellectual property in accordance with the Gilead Collaboration Agreement, $7.9 million in license and development service revenues for all programs optioned by Gilead, recognized based on estimates of each performance obligation's percentage of completion at the period end, as well as $1.8 million of other collaboration revenues under the Taiho Agreement. In the three months ended March 31, 2021, we recognized $7.7 million in collaboration revenues in accordance with the Gilead Collaboration Agreement, as well as $1.8 million under the Taiho Agreement. See Note 6 to our condensed consolidated financial statements in Part I, Item 1 for further discussion of the amount and timing of revenues recognized from our collaboration agreements.

Research and Development Expenses

Research and development expenses decreased $5.2 million, or 8% from $66.4 million for the three months ended March 31, 2021 to $61.2 million for the three months ended March 31, 2022. The increase in costs incurred to support our expanded clinical and development activities was offset by increased cost-sharing reimbursements from Gilead for its optioned programs. Cost-sharing reimbursements increased to $30.3 million from $4.9 million in the same quarter in the prior year. There was also a $13.5 million decrease in scientific licenses expense. In the three months ended March 31, 2022 we paid a $1.5 million milestone fee, compared to $15.0 million in milestones in the same quarter in the prior year. Clinical costs for our ongoing studies increased $12.1 million as a result of the increased number of programs and clinical trials compared to the same quarter in the prior year. Our growing headcount and our 2022 stock awards drove a $10.2 million increase in employee compensation costs, including approximately $2.3 million of increased non-cash stock-based compensation. We incurred an additional $6.0 million increase in preclinical and manufacturing costs, $2.3 million increase in consulting costs, and $2.2 million increase in office facilities and technology expense.

General and Administrative Expenses

General and administrative expenses increased $8.2 million, or 52%, from $15.8 million for the three months ended March 31, 2021 to $24.0 million for the three months ended March 31, 2022. The increase in general and administrative expenses was driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations. We incurred an approximately $3.5 million increase in office facilities expense due to our expanding headcount and office space. Our growing headcount as well as our 2022 stock awards drove a $3.2 million increase in employee compensation costs, including approximately $1.4 million in increased non-cash stock-based compensation. We also incurred an increase of $1.1 million in consulting expenses incurred in corporate development activities.

Non-Operating Income, Net

Non-operating income, net was unchanged, at $0.2 million for each of the three months ended March 31, 2021 and 2022. Increases in interest income from our portfolio of investments in marketable fixed-income securities compared to the same quarter in the prior year were offset by increases in non-cash interest expense incurred on our liability for sale of future royalties to BVF.

Income Tax Expense

Income tax expense was $1.0 million for the three months ended March 31, 2022, compared to none in the same period the prior year. The increase in income tax expense was due to the completion of a U.S. state nexus study for the 2021 tax year.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through net proceeds of approximately $677.1 million from equity offerings and proceeds of approximately $1,381.4 million from our collaboration and stock purchase agreements, including the receipt of $725 million in option exercise payments from Gilead in January 2022.

We also receive cost-sharing reimbursements from Gilead for certain shared expenses incurred on optioned programs. For the three months ended March 31, 2022 and 2021, we recognized reductions of operating expense due to reimbursements of $30.4 million and $4.9 million, respectively, for shared expenses incurred on optioned programs. We expect future reimbursements to be higher than historical amounts due to Gilead's opt-in on three additional programs in 2021.

As of March 31, 2022, we had $1,342.4 million of cash, cash equivalents, and investments in marketable securities, compared to $681.3 million as of December 31, 2021. The increase in cash from the prior year end is primarily due to the receipt of $725 million in option exercise payments from Gilead in January 2022. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury obligations, investments in corporate securities and certificates of deposit.

Based on our existing business plan, we believe that our existing cash, cash equivalents, and investments will be sufficient to fund our planned level of operations into 2026.

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

See “Risk Factors” below for additional risks associated with our substantial capital requirements.

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
Net cash (used in) provided by:	2022	2021
Operating activities	$654,001	$(66,316)
Investing activities	(268,060)	62,826
Financing activities	14,928	222,120
Net increase in cash, cash equivalents and restricted cash	$400,869	$218,630

Cash Provided by Operating Activities

Net cash provided by operating activities was $654.0 million for the three months ended March 31, 2022, as compared to $66.3 million used in operating activities for the same period in the prior year. The change in cash flow from operating activities is primarily due to the receipt of $725 million in January 2022 from Gilead for their exercised options to three programs. This was partially offset by our net loss of $68.0 million. The increase in expenses incurred for development activities is partially offset by $30.4 million in reimbursements from Gilead as well as year-over-year changes in non-cash items, including an increase of $3.8 million in non-cash stock-based compensation, and changes in our asset and liability balances due to the timing of payments to or from our vendors and collaborators.

Cash Used in Investing Activities

Cash used in investing activities was $268.1 million for the three months ended March 31, 2022 compared to $62.8 million provided by investing activities for the same period in the prior year. The change in cash flow from investing activities was primarily due to higher net purchases of short-term and long-term securities as we invested a portion of the $725 million received from Gilead in January 2022 in fixed income marketable securities.

Cash Provided by Financing Activities

Cash provided by financing activities was $14.9 million for the three months ended March 31, 2022 compared to $222.1 million in the same period in the prior year. The decrease in cash flow from financing activities was primarily due to the $220.4 million received from Gilead in February 2021 pursuant to the terms of the Amended and Restated Stock Purchase Agreement which did not recur in the three months ended March 31, 2022. The overall decrease is partially offset by increased funds received for issuance of common stock pursuant to equity award plans and $5.0 million received under the BVF agreement.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations outside the ordinary course of business during the three months ended March 31, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates, exchange rates, or general market and economic conditions. Our market risks have not changed materially from those discussed in our Annual Report on Form 10-K filed with the SEC on February 23, 2022. We do not believe that inflation, interest rate changes, exchange rate fluctuations, or general market and economic conditions had a significant impact on our results of operations for any periods presented herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should consider carefully the following risk factors, together with all the other information in this report, including our condensed consolidated financial statements and notes thereto, and in our other public filings with the SEC, including our Annual Report on Form 10-K filed with the SEC on February 23, 2022. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risk Factor Summary

•
The impact of the COVID-19 pandemic and related risks could have a material adverse impact on our research and development programs and financial condition.
•
The impact of the war resulting from the Russian invasion of Ukraine and related risks could have a material adverse impact on our development programs and our business prospects.
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

Risks Related to the Impact of COVID-19 and the Russia-Ukraine War

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

Due to the availability of vaccines and our mandatory vaccine policy, our laboratory operations are operating at or near normal levels and we began returning office-based employees to our offices on a hybrid schedule. The safety, health and well-being of our employees remains a primary concern. We may restrict our business activities or modify our employee work arrangements in response to new developments in the COVID-19 pandemic in order to reduce the risk of exposure among our employees, which may adversely affect our productivity.

The impact of the COVID-19 pandemic, including governmental and other actions to combat it such as the imposition of shelter-in-place and other public health orders, may exacerbate the effects of the risks described below.

The impact of the war resulting from the Russian invasion of Ukraine and related risks could have a material adverse impact on our development programs and our business prospects.

While we did not have any clinical studies enrolling in Russia, Ukraine or Belarus, we conduct our clinical trials on a global basis and had planned to include those countries in our ongoing and future clinical trials. We have suspended site activations in those countries until we believe it is safe to resume such activities and we can ensure uninterrupted supply of investigational products to patients who are ultimately enrolled in our studies in those countries. We did not have other business activities ongoing or contemplated in the sanctioned countries and Ukrainian territories. However, we do file patent applications in Russia and the Eurasian patent office, which is headquartered in Moscow. Sanctions may make it difficult or impossible to file and maintain patents in these countries. Additionally, Russia has begun taking actions against “unfriendly” countries, including the U.S., which may adversely affect the scope of and/or our ability to enforce our intellectual property rights. The degree to which the Russia-Ukraine war will impact our development programs will depend on future developments, including the ultimate duration of the war, whether the war spreads to additional countries, the severity of the harm on infrastructure and hospital services in the impacted countries and adverse actions taken by the sanctioned countries against the U.S. and other unfriendly countries. The impact of the Russia-Ukraine war may also exacerbate the effects of the risks described below.

Risks Related to our Limited Operating History, Financial Position and Capital Requirements

We are an early-stage immuno-oncology company with a limited operating history. We have never generated any revenue from product sales and anticipate that we will continue to incur significant losses for the foreseeable future.

We are an early-stage immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale nor have we ever generated any revenue from product sales. In 2021, we recognized our first annual net income since commencing operations as a result of option payments totaling $725 million due to us from Gilead following its exercise of options to three of our programs. For the three months ended March 31, 2022 and the year ended December 31, 2021 we had net losses of $68.0 million and net income of $52.8 million, respectively. As of March 31, 2022, we had an accumulated deficit of $343.3 million. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. Despite net income in 2021 of $52.8 million, we expect to incur substantial and increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2022, we had $1,342.4 million of cash, cash equivalents and investments. While we believe that our cash position will be sufficient to fund our anticipated level of operations into 2026, our future capital requirements will depend on many factors, including:

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
•
the timing and amount of milestone payments we receive from Gilead under our option, license and collaboration agreement (the Gilead Collaboration Agreement) and from Taiho Pharmaceuticals Co., Ltd. (Taiho) under our option and license agreement (the Taiho Agreement) as well as option fees under the Gilead Collaboration Agreement;
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

We have no products approved for sale and we only initiated our first registrational trial in 2021. We may subsequently learn of certain information or data that the FDA may request, which may necessitate conducting additional preclinical studies or generating additional information at significant cost in terms of both time and expense, including under a clinical hold imposed on an investigational new drug application (IND). For example, the FDA recently published guidance on "Project Optimus", an initiative to reform dose selection in oncology drug development. If the FDA does not believe we have sufficiently demonstrated that the selected doses for our investigational products maximize not only the efficacy of the investigational product, but the safety and tolerability as well, our ability to initiate new studies may be delayed. Even if we conducted the additional studies or generated the additional information requested, the FDA could disagree that we have satisfied their requirements, all of which will cause significant delays and expense to our programs.

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

The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether marketing approval will be obtained for any of our investigational products. Our investigational products may not be approved even if they achieve their primary endpoints in any Phase 3 clinical trials or registrational trials we or our collaborators conduct. In addition, any of these regulatory authorities may change requirements for the approval of an investigational product even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 or registrational clinical trial that has the potential to result in FDA or other comparable foreign regulatory authorities’ approval. The FDA’s Oncology Center of Excellence has recently announced several initiatives to disrupt long-standing practices, including Project Optimus and Project FrontRunner. These initiatives may impose additional requirements on our overall product development programs, resulting in longer development timelines and increased cost. Any of these regulatory authorities may also approve an investigational product for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. Even if the FDA or comparable foreign regulatory authorities approve an investigational product, they may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our investigational products.

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
•
we have appointed two individuals designated by Gilead to our board of directors pursuant to the terms of the investor rights agreement, and Gilead owns approximately 19.3% of our outstanding common stock and will have the right (but not the obligation) to acquire additional shares from us up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock and, as a result, may be able to exert significant influence over our company;
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

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products are approved. We currently have limited manufacturing arrangements and expect that each of our investigational products will only be covered by single source suppliers for the foreseeable future. In particular, we have an exclusive relationship with WuXi Biologics, located in China, for the manufacture of our investigational biologics, including zimberelimab, domvanalimab and AB308. Our contract manufacturers are subject to import and export rules and restrictions, which may impact their ability to acquire materials used in the manufacturing of our investigational product or export our manufactured investigational products to the countries where our clinical trials are conducted. We closely monitor the inventory for each of our investigational products in order to prevent or minimize the impact of potential disruptions, and have not yet experienced any disruptions in our ability to manufacture our investigational products as a result of the COVID-19 health crisis. However, the pandemic has prevented the U.S. Commerce Department from conducting an inspection of WuXi Biologics in connection with purchases of hardware that are subject to U.S. export controls. As a result, WuXi Biologics has been placed on the U.S.'s "Unverified List". At this time, we do not anticipate any impact to our manufacturing plans with WuXi Biologics. Furthermore, the pandemic has severely challenged supply chains, increasing the lead time for us and our contract manufacturers to obtain raw materials used in the manufacturing of our investigational products. Our reliance on limited manufacturing and use of a single global distributor increases the risk that we will not have sufficient quantities of our investigational products for use in our clinical trials or, if approved, quantities of product at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Adverse trade relations may further impact our operations and/or financial condition by limiting or preventing the activities of third parties that we engage or increasing the cost of our operations. For example, we have an exclusive relationship with WuXi Biologics, located in China, for the manufacture of our investigational biologics, including zimberelimab, domvanalimab and AB308, and for biologics CMC development. The U.S. Commerce Department recently added thirty-three entities from China to its "Unverified List" , including WuXi Biologics, which may impact WuXi Biologics' ability to purchase certain hardware used in the manufacturing of our antibodies. In addition, if tariffs were to be imposed on the investigational products they manufacture for us, such tariffs would have an adverse impact on our operating results and financial condition. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

In addition, our sale of 5,650,000 shares of our common stock to Gilead in February 2021, as well as future equity issuances, may result in additional ownership changes. As a result, our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be subject to limitations that could result in increased future tax liability to us. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. For example, while California recently enacted a franchise tax law restoring the usability of California state NOLs to offset taxable income for tax years beginning on January 1, 2022, previous law significantly limited the use of California state NOLs for taxable years 2020 and 2021. Similar laws in the future could accelerate or permanently increase state taxes owed. Therefore, even if we attain sustained profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to currently deduct research and development expenditures and requires taxpayers to capitalize and amortize U.S. based and non-U.S. based research and development expenditures over five and fifteen years, respectively, pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, it may materially reduce our cash flows beginning in 2023.

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

Our operations are subject, either directly or indirectly through our customers and third-party payors, to various U.S. federal and state health care laws, including fraud and abuse, transparency and other healthcare laws and regulations, and similar laws in other jurisdictions in which we conduct our business. These laws may impact, among other things, our research and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include, but are not limited to the federal Anti-Kickback Statute; federal civil and criminal false claims laws, such as the False Claims Act (FCA); HIPAA; federal and state consumer protection and unfair competition laws; the federal transparency requirements under the Physician Payments Sunshine Act; state and foreign law equivalents of each of these federal laws; and state and foreign laws that require pharmaceutical companies to implement compliance programs. Many of these laws are discussed in detail in “Item 1. Business—Government Regulation—Other U.S. Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K.

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

Based upon shares outstanding as of March 31, 2022, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 48.0% of our common stock. In particular, Gilead owns approximately 19.3% of our outstanding common stock, and we have appointed its two designees to our board of directors pursuant to the terms of our investor rights agreement. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018
3.2	Amended and Restated Bylaws	8-K	001-38419	3.1	May 26, 2020
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

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

ARCUS BIOSCIENCES, INC.

Date:	May 9, 2022	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2022	By:	/s/ Robert C. Goeltz II
Robert C. Goeltz II
Chief Financial Officer (Principal Financial and Accounting Officer)