Form 10-Q
period 2022-06-30
Arcus Biosciences, Inc.
filed 2022-08-03
CIK 1724521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 72,159,962 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$272,629	$147,914
Short-term investments	900,147	351,394
Receivable from collaboration partners ($35,720 and $744,535 from a related party)	35,831	744,595
Accrued interest receivable	3,196	2,227
Prepaid expenses and other current assets	15,672	15,620
Total current assets	1,227,475	1,261,750
Long-term investments	98,329	181,990
Property and equipment, net	33,416	32,455
Right-of-use assets	104,025	104,968
Restricted cash	3,005	3,005
Other long-term assets ($1,322 and $0 from a related party)	10,523	7,730
Total assets	$1,476,773	$1,591,898
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,984	$10,261
Accrued research and development	35,019	29,587
Other accrued liabilities	14,438	24,181
Deferred revenue, current ($88,595 and $96,981 to a related party)	90,117	102,003
Other current liabilities	2,466	52
Total current liabilities	164,024	166,084
Deferred revenue, noncurrent ($429,339 and $462,217 to a related party)	429,339	462,217
Operating lease liabilities, noncurrent	121,343	116,887
Other long-term liabilities	14,681	5,260
Total liabilities	729,387	750,448
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 72,085,473 and 70,781,736 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. Shares outstanding includes zero and 9,946 shares issued but subject to vesting as of June 30, 2022 and December 31, 2021, respectively.	7	7
Additional paid-in capital	1,164,602	1,118,058
Accumulated deficit	(409,979)	(275,354)
Accumulated other comprehensive loss	(7,244)	(1,261)
Total stockholders’ equity	747,386	841,450
Total liabilities and stockholders’ equity	$1,476,773	$1,591,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
License and development service revenue ($16,693, $0, $24,632 and $0 from a related party)	$16,693	$-	$24,632	$-
Other collaboration revenue ($8,316, $7,711, $16,632 and $15,422 from a related party)	10,066	9,461	20,132	18,922
Total revenues	26,759	9,461	44,764	18,922
Operating expenses:
Research and development (($35,808), ($1,176), ($66,107) and ($6,100) from a related party)	69,905	68,771	131,116	135,158
General and administrative (($99), $0, ($197) and $0 from a related party)	25,836	16,826	49,810	32,647
Total operating expenses	95,741	85,597	180,926	167,805
Loss from operations	(68,982)	(76,136)	(136,162)	(148,883)
Non-operating income (expense):
Interest and other income, net	2,861	166	3,443	320
Effective interest on liability for sale of future royalties	(511)	-	(902)	-
Total non-operating income, net	2,350	166	2,541	320
Net loss before income taxes	(66,632)	(75,970)	(133,621)	(148,563)
Income tax expense	-	-	(1,004)	-
Net loss	(66,632)	(75,970)	(134,625)	(148,563)
Other comprehensive loss	(2,584)	(44)	(5,983)	(90)
Comprehensive loss	$(69,216)	$(76,014)	$(140,608)	$(148,653)
Net loss per share, basic and diluted	$(0.93)	$(1.09)	$(1.88)	$(2.17)
Weighted-average number of shares used to compute basic and diluted net loss per share	71,814,232	69,745,297	71,506,216	68,421,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(In thousands, except share amounts)

	Common stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	63,691,901	$6	$830,438	$(328,184)	$44	$502,304
Issuance of common stock and rights to purchase additional shares in accordance with Amended and Restated Gilead Purchase Agreement, net of $55 offering costs	5,650,000	1	220,295	-	-	220,296
Issuance of common stock upon exercise of stock options and vesting of restricted stock	200,828	-	1,885	-	-	1,885
Vesting of early exercised stock options	54,039	-	183	-	-	183
Stock-based compensation	-	-	12,761	-	-	12,761
Other comprehensive loss	-	-	-	-	(46)	(46)
Net loss	-	-	-	(72,593)	-	(72,593)
Balance at March 31, 2021	69,596,768	$7	$1,065,562	$(400,777)	$(2)	$664,790
Issuance of common stock upon exercise of stock options and vesting of restricted stock	269,369	-	843	-	-	843
Vesting of early exercised stock options	36,245	-	175	-	-	175
Issuance of common stock under Employee Stock Purchase Plan	140,408	-	1,394	-	-	1,394
Stock-based compensation	-	-	13,367	-	-	13,367
Other comprehensive loss	-	-	-	-	(44)	(44)
Net loss	-	-	-	(75,970)	-	(75,970)
Balance at June 30, 2021	70,042,790	$7	$1,081,341	$(476,747)	$(46)	$604,555

Balance at December 31, 2021	70,771,790	7	1,118,058	(275,354)	(1,261)	841,450
Issuance of common stock upon exercise of stock options and vesting of restricted stock	840,577	-	9,928	-	-	9,928
Vesting of early exercised stock options	9,946	-	52	-	-	52
Stock-based compensation	-	-	16,541	-	-	16,541
Other comprehensive loss	-	-	-	-	(3,399)	(3,399)
Net loss	-	-	-	(67,993)	-	(67,993)
Balance at March 31, 2022	71,622,313	$7	$1,144,579	$(343,347)	$(4,660)	$796,579
Issuance of common stock upon exercise of stock options and vesting of restricted stock	320,603	-	2,050	-	-	2,050
Issuance of common stock under Employee Stock Purchase Plan	142,557	-	2,296	-	-	2,296
Stock-based compensation	-	-	15,677	-	-	15,677
Other comprehensive loss	-	-	-	-	(2,584)	(2,584)
Net loss	-	-	-	(66,632)	-	(66,632)
Balance at June 30, 2022	72,085,473	$7	$1,164,602	$(409,979)	$(7,244)	$747,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flow from operating activities
Net loss	$(134,625)	$(148,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	32,218	26,128
Depreciation and amortization	2,962	1,620
Noncash lease expense	4,000	1,117
Amortization of premiums on investments	2,380	1,412
Acquired in-process research and development	2,500	-
Effective interest on liability for sale of future royalties	902	-
Changes in operating assets and liabilities:
Receivable from collaboration partners ($708,815 and ($381) from a related party)	708,764	(526)
Prepaid expenses and other current assets	4,028	(9,086)
Other long-term assets (($1,322) and $0 to a related party)	(1,442)	471
Accounts payable	12,102	(3,569)
Accrued research and development	8,432	10,449
Other accrued liabilities	(10,220)	163
Deferred revenue (($41,264) and ($15,422) to a related party)	(44,764)	(18,922)
Operating lease liabilities	(1,184)	(1,003)
Other long-term liabilities	2,645	(2)
Net cash provided by (used in) operating activities	588,698	(140,311)
Cash flow from investing activities
Purchases of short-term and long-term investments	(763,131)	(370,690)
Proceeds from maturities of short-term and long-term investments	262,824	438,733
Sales of short-term and long-term investments	26,852	7,500
Purchases of property and equipment	(4,302)	(9,714)
Purchases of in-process research and development	(5,500)	-
Net cash (used in) provided by investing activities	(483,257)	65,829
Cash flow from financing activities
Proceeds from issuance of common stock ($0 and $220,235 from a related party)	-	220,235
Proceeds from sale of future royalties	5,000	-
Proceeds from issuance of common stock pursuant to equity award plans	14,274	4,122
Repurchase of unvested shares of stock	-	(6)
Net cash provided by financing activities	19,274	224,351
Net increase in cash and cash equivalents	124,715	149,869
Cash, cash equivalents and restricted cash at beginning of period	150,919	173,618
Cash, cash equivalents and restricted cash at end of period	$275,634	$323,487
Supplemental disclosure of cash flow information
Income taxes paid	$2,743	$-
Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	$617	$6,488
Vesting of early exercised stock options and restricted stock	$52	$358

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

In 2020, the Company entered into an Option, License and Collaboration Agreement (Gilead Collaboration Agreement) with Gilead Sciences, Inc. (Gilead), whereby Gilead obtained an exclusive license to zimberelimab and time-limited exclusive options to all of the Company's then-current and future programs during the 10-year collaboration term. In December 2021, Gilead obtained rights to an additional four of the Company's investigational products: domvanalimab, etrumadenant, quemliclustat and AB308. For each program to which Gilead exercised or exercises its option, the parties will co-develop globally and, provided that the Company has not exercised its opt-out rights, if any, co-commercialize the program in the U.S., and Gilead will have the right to commercialize the program outside of the United States, subject to the rights of our existing partners in certain territories.

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash and investments of $1,271.1 million, which are cash, cash equivalents, and investments in marketable securities, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the date of filing of this report.

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

Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future period. The balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. Estimates used include the determination of the standalone selling price of performance obligations and the timing of revenue recognition, the value of stock-based awards and other issuances, accruals for research and development costs, useful lives of long-lived assets, uncertain tax positions, and valuation allowance for deferred tax assets. Actual results could differ materially from the Company’s estimates.

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

Reconciliation of Cash, Cash Equivalents, and Restricted Cash as Reported in Condensed Consolidated Statements of Cash Flows

Restricted cash at June 30, 2022 and 2021 represents cash balances held as security in connection with the Company’s facility lease agreements. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the total shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,
	2022	2021
Cash and cash equivalents	$272,629	$320,482
Restricted cash	3,005	3,005
Cash, cash equivalents and restricted cash	$275,634	$323,487

Concentration of Credit Risk

Cash equivalents, short-term and long-term investments are financial instruments that potentially subject the Company to concentrations of credit risk. The Company invests in money market funds, treasury bills and notes, government bonds, commercial paper, corporate notes, and certificates of deposit. The Company's investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with investment-grade credit ratings, and it places restrictions on maturities and concentration by asset class and issuer. The Company limits its credit risk associated with cash equivalents, short-term and long-term investments by placing them with banks and institutions it believes are credit worthy and in highly rated investments.

Leases and Rent Expense

The Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases and related tenant improvement allowances receivable are included in operating lease right-of-use assets, prepaid expenses and other current assets, other current liabilities, and operating lease liabilities, noncurrent in our condensed consolidated balance sheets at June 30, 2022 and December 31, 2021. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

The Company elected to not apply the recognition requirements of the leasing standard to short-term leases with terms of 12 months or less which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. For short-term leases, lease payments are recognized as operating expenses on a straight-line basis over the lease term.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy as of June 30, 2022 or December 31, 2021. The following tables set forth the Company’s financial instruments (excluding restricted cash) that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	June 30, 2022
	Total	Level 1 (Quoted Prices in Active Markets For Identical Assets)	Level 2 (Significant Other Observable Remaining Inputs)	Level 3 (Significant Other Unobservable Remaining Inputs)
Money market funds	$187,998	$187,998	$-	$-
U.S. treasury securities	320,202	-	320,202	-
Corporate securities and commercial paper	747,351	-	747,351	-
Certificates of deposit	12,073		12,073
U.S. government agency obligations	3,481	-	3,481	-
Total assets measured at fair value	$1,271,105	$187,998	$1,083,107	$-

	December 31, 2021
	Total	Level 1 (Quoted Prices in Active Markets For Identical Assets)	Level 2 (Significant Other Observable Remaining Inputs)	Level 3 (Significant Other Unobservable Remaining Inputs)
Money market funds	$147,914	$147,914	$-	$-
U.S. treasury securities	112,170	-	112,170	-
Corporate securities and commercial paper	421,214	-	421,214	-
Total assets measured at fair value	$681,298	$147,914	$533,384	$-

Classified as (with contractual maturities):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$272,629	$147,914
Short-term investments (due within one year)	900,147	351,394
Long-term investments (due between one and three years)	98,329	181,990
Total cash, cash equivalents and investments in marketable securities	$1,271,105	$681,298

All the Company's investments in marketable securities are classified as available-for-sale. At June 30, 2022 and December 31, 2021, the balance in the Company’s accumulated other comprehensive income (loss) related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale marketable securities as of June 30, 2022 and December 31, 2021, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the periods then ended. The Company has not recognized any allowances for credit losses given the nature of its receivables and investment portfolio and the immaterial amount of unrealized losses on available for sale securities. No credit related losses have been recognized for any of the periods presented. The fair value and amortized cost of investments in marketable securities by major security type as of June 30, 2022 and December 31, 2021 are presented in the tables that follow (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of June 30, 2022:
Money market funds	$187,998	$-	$-	$187,998
U.S. treasury securities	322,351	1	(2,150)	320,202
Corporate securities and commercial paper	752,429	8	(5,086)	747,351
Certificates of deposit	12,071	4	(2)	12,073
U.S. government agency obligations	3,500	-	(19)	3,481
Total	$1,278,349	$13	$(7,257)	$1,271,105

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2021:
Money market funds	$147,914	$-	$-	$147,914
U.S. treasury securities	112,473	1	(304)	112,170
Corporate securities and commercial paper	422,172	3	(961)	421,214
Total	$682,559	$4	$(1,265)	$681,298

As of June 30, 2022, the fair value of the liability for sale of future royalties recorded on the balance sheet in other long-term liabilities is based on the Company's current estimates of future contingent milestones and royalties expected to be paid to BVF Partners L.P. (BVF) over the term of the parties' funding agreement (the BVF Agreement). These estimates are considered Level 3 fair value inputs. See Note 6 for further discussion of the liability and related estimates.

Note 4. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Accrued personnel expenses	$12,942	$16,648
Professional fees	236	4,938
Income taxes payable	18	1,815
Other	1,242	780
Total	$14,438	$24,181

Note 5. Leases

The Company leases its corporate headquarters, which includes approximately 150,753 square feet of executive offices and research and development and business operations, in an office park in Hayward, California under a non-cancelable operating lease with terms that extend through 2031. One of the buildings, having approximately 14,460 square feet of leased space, has a lease term that commenced April 2022 with tenant allowances totaling approximately $5.8 million. The Company also leases space in Brisbane, California under a non-cancelable lease that extends through 2031. Both leases are subject to options by the Company to extend the lease terms.

The following table summarizes supplemental cash flow disclosures and non-cash financing activities related to our operating leases (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities	$4,421	$2,000
Cash received from tenant improvement allowances	$8,381	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,029	$24,473
Recognition of tenant improvement allowance receivable included in other current liabilities	$5,791	$10,598

Note 6. Liability for Sale of Future Royalties

In October 2021, the Company and BVF entered into the BVF Agreement, under which BVF will fund the discovery and development of compounds for the treatment of inflammatory diseases (the Program) by providing the Company with $15 million in three non-refundable payments. Consistent with the terms of the Gilead Collaboration Agreement, Gilead has an option to the Program. The Company received $5 million from BVF in the fourth quarter of 2021 and an additional $5 million in the first quarter of 2022. The Company expects to receive the third $5 million payment in the second half of 2022. In return, the Company is obligated to perform research and development activities in the Program, to make contingent payments upon the achievement of certain clinical and regulatory milestones of up to $72.5 million or $160.0 million depending on whether the program is solely developed by Arcus or as part of the collaboration with Gilead. The Company also must pay mid- to high-single digit royalties based on net sales of products generated by the Program. The agreement also provides BVF with the option to provide an additional $10 million in funding for the Program in exchange for an increase in the royalty rate.

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

The carrying amount of the liability for sale of future royalties is based on management's estimate of the future contingent milestones and royalties to be paid to BVF over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated contingent milestone and royalty payments over the $15 million of allocated proceeds is recognized as non-cash interest expense using the effective interest method, which is reported in the condensed consolidated statements of operations as non-operating expense. The balance associated with the liability was $11.2 million at June 30, 2022 and is reported on the condensed consolidated balance sheets in other long-term liabilities. The imputed effective rate of interest on the unamortized portion of the liability was approximately 20.6% as of June 30, 2022.

The Company periodically reassesses the amount and timing of expected payments. To the extent such payments are greater or less than the Company's initial estimates or the timing of such payments is materially different than those estimates, the Company will adjust the liability and the effective interest rate using a retrospective method, catch-up method, or prospective method, subject to an accounting policy election applied on a consistent basis. As of June 30, 2022, there have been no changes to the estimated effective interest rate.

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

Changes to the liability for sale of future royalties were as follows for the six months ended June 30, 2022 (in thousands):

2022
Beginning balance, January 1	$5,260
Cash received from BVF	5,000
Interest accretion	902
Ending balance, June 30	$11,162

The Company incurred $0.5 million and $0.9 million in non-cash interest expense for the three and six months ended June 30, 2022.

Note 7. License and Collaboration Agreements

The following table summarizes the revenues recognized from the Company’s collaboration agreements with Gilead and Taiho Pharmaceutical Co., Ltd. (Taiho) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
License and development services revenue	$16,693	$-	$24,632	$-
Other collaboration revenue	10,066	9,461	20,132	18,922
Total collaboration and license revenues	$26,759	$9,461	$44,764	$18,922

The following table summarizes revenues by collaboration, category of revenue, and the method of recognition (in thousands):

			Three Months Ended June 30,		Six Months Ended June 30,
Revenues recognized:	Over time	Point in time	2022	2021	2022	2021
License and development services for all Gilead programs	*		$16,693	$-	$24,632	$-
Gilead access rights related to the Company's research and development pipeline	*		8,316	7,711	16,632	15,422
Taiho access rights	*		1,750	1,750	3,500	3,500
Total collaboration and license revenues			$26,759	$9,461	$44,764	$18,922

The Company recognized the following revenue as a result of changes in the deferred revenue balance during the period below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue recognized in the period from:	2022	2021	2022	2021
Amounts included in deferred revenue at the beginning of the period	$26,759	$9,461	$44,764	$18,922
Performance obligations satisfied in a previous period	-	-	-	-

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

As of June 30, 2022, Gilead had obtained licenses to the following investigational products: zimberelimab (in 2020), domvanalimab, AB308, etrumadenant, and quemliclustat (the latter four in 2021).

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

The Company had $517.9 million and $559.2 million of deferred revenue remaining on its condensed consolidated balance sheets related to this agreement at June 30, 2022 and December 31, 2021, respectively, allocated between current and noncurrent based on the expected timing of future recognition.

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

Pursuant to the Investor Rights Agreement, the Company appointed Gilead's two designees to the Company’s Board of Directors. Based on the value of the Company’s common stock at the contract closing, the right to purchase additional shares had no value. See Note 12 for further discussion of the agreements with Gilead.

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

Effective on the December 2021 closing of the Amended Gilead Collaboration Agreement, Gilead obtained an exclusive license to domvanalimab. The standalone selling price of this license was determined using a discounted cash flow method. The Company further evaluated the delivery of the license, noting that the program was in later stages of development and it met the criteria for being distinct from the research and development services required under the Gilead Collaboration Agreement (as amended). Specifically, the domvanalimab program was in a Phase 3 clinical trial at the time that Gilead acquired the license and the Company concluded that: (i) the R&D services for such later-stage, Phase 3 intellectual property, primarily involved validating the drug’s efficacy; and (ii) the ongoing R&D services do not significantly modify or customize the drug compound such that the intellectual property is not significantly different at the end of the arrangement as a result of the services. As the license had been made available in the fourth quarter of 2021, the Company recognized the full $328.8 million of transaction price allocated to this performance obligation as license revenue in December 2021.

Etrumadenant option, license and R&D activities

Gilead obtained the right in the Gilead Collaboration Agreement to exercise an option for exclusive rights to the Company’s adenosine receptor program, etrumadenant, in exchange for an option payment of $250 million. Prior to the closing of the Amended Gilead Collaboration Agreement, the Company had $127.0 million of deferred revenue on its condensed consolidated balance sheets related to this performance obligation.

Effective on the December 2021 closing of the Amended Gilead Collaboration Agreement, Gilead obtained an exclusive license to etrumadenant. The standalone selling price of this license was determined using a discounted cash flow method. The Company further evaluated the delivery of the license, noting that it was combined with the research and development services required under the agreements due to the early stage of the technology and the highly specialized nature of the Company's know-how. Accordingly, transaction price allocated to this license is recognized as revenue as the related research services are performed. The Company determined that it retains obligations to perform further development services for Gilead related to etrumadenant. The standalone selling price of this obligation was determined using an expected cost-plus margin approach. The Company will recognize the amounts allocated to the combined license and services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated full-time employee expense for the program.

Due to the combined nature of the performance obligation, the Company determined that the revenue from the license would be recognized at the same rate and using the same input-driven methodology as the revenue from the research and development services. The Company determined that its performance of the R&D activities commenced January 1, 2022 and accordingly the Company recognized $13.2 million and $18.2 million in license and development services revenue associated with these obligations for the three and six months ended June 30, 2022, respectively. At June 30, 2022, the Company had $200.5 million of deferred revenue remaining on its condensed consolidated balance sheets related to this performance obligation, allocated between current and noncurrent based on the expected timing of future recognition.

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

Effective on the December 2021 closing of the Amended Gilead Collaboration Agreement, Gilead obtained an exclusive license to quemliclustat. The standalone selling price of this license was determined using a discounted cash flow method. The Company further evaluated the delivery of the license, noting that it was combined with the research and development services required under the agreements due to the expertise and the highly specialized nature of the Company's know-how. Accordingly, transaction price allocated to this license is recognized as revenue as the related research services are performed.

Due to the combined nature of the performance obligation, the Company determined that the revenue from the license would be recognized at the same rate and using the same input-driven methodology as the revenue from the research and development services. The Company determined that its performance of the R&D activities commenced January 1, 2022 and accordingly the Company recognized $1.9 million and $3.7 million in license and development services revenue associated with these obligations for the three and six months ended June 30, 2022, respectively. At June 30, 2022, the Company had $172.0 million of deferred revenue remaining on its condensed consolidated balance sheets related to this performance obligation, allocated between current and noncurrent based on the expected timing of future recognition.

R&D activities for domvanalimab

The Company determined that it retains separate obligations to perform further development services for Gilead related to domvanalimab. The standalone selling price of this obligation was determined using an expected cost-plus margin approach. The Company will recognize the amounts allocated to these services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated full-time employee expense for the program. The Company determined that its performance of the R&D activities commenced as of January 1, 2022 and accordingly the Company recognized $1.3 million and $2.2 million in license and development services revenue associated with these obligations in the three and six months ended June 30, 2022, respectively. At June 30, 2022, the Company had $32.3 million of deferred revenue remaining on its condensed consolidated balance sheets related to this performance obligation, allocated between current and noncurrent based on the expected timing of future recognition.

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
The Company determined that its performance of the R&D activities had commenced in 2021 and accordingly the Company recognized $0.3 million and $0.6 million in license and development services revenue associated with these obligations in the three and six months ended June 30, 2022. At June 30, 2022, the Company had $9.5 million of deferred revenue remaining on its condensed consolidated balance sheets related to this performance obligation, allocated between current and noncurrent based on the expected timing of future recognition.

Access rights related to the Company’s research and development pipeline and material rights to option continuation periods

Gilead receives exclusive access to the Company’s current programs as well as the future programs for a period of ten years, contingent upon Gilead’s payment of $300 million, consisting of three $100 million option continuation payments due at Gilead’s option on each of the fourth, sixth, and eighth anniversaries of the agreement. The standalone selling price of this ongoing research and development pipeline access was determined using an expected cost-plus margin approach. The Company uses a time-elapsed input method to measure progress toward satisfying this obligation, which is the method the Company believes most faithfully depicts the Company’s performance in transferring the promised services during the time period in which Gilead has access to the Company’s research and development pipeline. Accordingly, the revenue allocated to the performance obligation is being recognized using this input method over the minimum four-year period. The Company determined that Gilead is not obligated to pay the remaining $300 million due over the remainder of the term. Failure to pay the non-obligatory option continuation payments will result in Gilead’s loss of certain rights to access and obtain licenses to the programs arising from the Company’s research and development pipeline. Prior to the closing of the Amended Gilead Collaboration Agreement, the Company had $91.7 million deferred revenue on its condensed consolidated balance sheets related to this performance obligation.

The Company recognized $8.3 million and $16.6 million in other collaboration revenues associated with these obligations in the three and six months ended June 30, 2022, respectively. The Company recognized $7.7 million and $15.4 million in other collaboration revenues associated with these obligations in the three months and six months ended June 30, 2021, respectively. At June 30, 2022, the Company had $103.6 million of deferred revenue on its consolidated balance sheets related to this performance obligation, classified between current and noncurrent based on the amortization of the revenue.

Cost-sharing reimbursements

The Company's research and development obligations under the Gilead Collaboration Agreement includes a 50/50 share of the joint development costs associated with optioned programs. Payments received from Gilead for their share of costs incurred will be recognized as a reduction of R&D expense or G&A expense depending on the type of expense reimbursed. Payments made to Gilead for the Company's share of costs incurred will be recognized as an increase to those expenses depending on the type of cost reimbursed. The Company recognized reductions of operating expenses totaling $35.9 million and $66.3 million, respectively, during the three and six months ended June 30, 2022 as a result of this cost-sharing provision. The Company recognized reductions of operating expenses totaling $1.2 million and $6.1 million, respectively, during the three and six months ended June 30, 2021 as a result of this cost-sharing provision.

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

The Company recognized $0.2 million and $0.4 million in expense related to these capitalized costs during the three and six months ended June 30, 2022, respectively. The Company recognized $0.1 million and $0.2 million in expense related to these capitalized costs during the three months and six months ended June 30, 2021, respectively. As of June 30, 2022, the Company had $4.5 million in capitalized costs to obtain the contract, of which $0.8 million was recorded in prepaid expenses and other current assets and $3.7 million was recorded in other long-term assets.

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

The Company determined that the identified performance obligations for the Taiho Agreement, which include the combined performance obligation of the research and development services and the obligation to participate on the joint steering committee, are satisfied over time. The Company uses a time-elapsed input method to measure progress toward satisfying its performance obligation, which is the method the Company believes most faithfully depicts the Company’s performance in transferring the promised services during the time period in which Taiho has access to the Company’s research and development activities. Accordingly, the transaction price of $35.0 million is being recognized in other collaboration revenues using this input method over the estimated performance period of five years ending September 2022.

From the inception of the Taiho Agreement through June 30, 2022, Taiho has exercised its option to the Company's adenosine receptor antagonist program (including etrumadenant), its anti-PD-1 program (including zimberelimab), and its anti-TIGIT program (including domvanalimab and AB308) for option payments totaling $26.0 million. The Taiho Agreement will remain in effect until the expiry of all royalty terms for the licensed products. As of June 30, 2022, no clinical or regulatory milestones had been achieved under the Taiho Agreement. As of June 30, 2022, no sales milestone or royalty revenue has been recognized.

In November 2021, Taiho exercised its option under the Taiho Agreement to the Company's anti-TIGIT program, including domvanalimab and AB308, in exchange for a $15.0 million option exercise fee. In November 2019, Taiho exercised its option to the Company's anti-PD-1 antibody program, including zimberelimab, for a fee of $8.0 million. For each of these exercises, the Company identified one performance obligation which was the delivery of the license, which was recognized by the Company as license revenue during the years ended December 31, 2021 and 2019, respectively. Upon the option exercises, Taiho gained sole responsibility for the development and commercialization of the licensed products within the Taiho Territory.

As of June 30, 2022 and December 31, 2021, the Company recorded deferred revenue, current of $1.5 million and $5.0 million, respectively, on its condensed consolidated balance sheet.

WuXi Biologics License Agreements

The Company entered into a license agreement (the WuXi PD-1 Agreement) with WuXi Biologics in August 2017, as subsequently amended, in which it obtained an exclusive license to develop, use, manufacture, and commercialize products including an anti-PD-1 antibody worldwide except for Greater China.

From the inception of the WuXi PD-1 Agreement through June 30, 2022, the Company has made upfront and milestone payments of $41.0 million and incurred sub-license fees of $11.3 million. These milestone payments and sub-license fees were recorded as research and development expense, as the products had not reached technological feasibility and did not have alternative future use. During the three and six months ended June 30, 2022, the Company incurred no milestone expense under the WuXi PD-1 Agreement. During the three and six months ended June 30, 2021, the Company incurred zero and $10.0 million in development milestone expense under the WuXi PD-1 Agreement. The WuXi PD-1 Agreement also provides for clinical and regulatory milestone payments, commercialization milestone payments of up to $375.0 million and tiered royalty payments to be made to WuXi Biologics that range from the high single-digits to low teens of net sales by the Company of licensed products.

In December 2020, the Company entered into a separate license agreement (the WuXi CD39 Agreement) with WuXi Biologics to develop anti-CD39 antibodies. Under the agreement, the Company was granted exclusive worldwide rights to anti-CD39 antibodies discovered under the collaboration and will be responsible for the further development and commercialization of those antibodies. The WuXi CD39 Agreement provides for clinical and regulatory milestone payments totaling $16.5 million, and royalty payments in the low single digits of net sales by the Company of licensed products. From the inception of the WuXi CD39 Agreement through June 30, 2022, the Company has paid a $1.5 million development milestone and $0.5 million in upfront payments, both of which were recorded in research and development expense, as the products are still in research stage. The Company incurred zero and $1.5 million in development milestone expense under the WuXi CD39 Agreement during the three and six months ended June 30, 2022. The Company incurred no development milestone expense under the WuXi CD39 Agreement during the three and six months ended June 30, 2021.

Abmuno License Agreement

In December 2016, the Company entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) in which it obtained a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. From the inception of the Abmuno Agreement through June 30, 2022, the Company has made upfront and milestone payments totaling $14.6 million as of June 30, 2022, which were recorded in research and development expense, as the products are still in research stage. The Abmuno Agreement also provides for additional clinical, regulatory and commercialization milestone remaining payments of up to $93.0 million as of June 30, 2022.

The Company incurred no development milestone expense for the three and six months ended June 30, 2022. The Company incurred zero and $5.0 million in development milestone expense for the three and six months ended June 30, 2021.

AstraZeneca Agreement

In October 2020 the Company announced a collaboration with AstraZeneca to evaluate domvanalimab, the Company’s investigational anti-TIGIT antibody, in combination with AstraZeneca’s Imfinzi (durvalumab) in a registrational Phase 3 clinical trial in patients with unresectable Stage III non-small cell lung cancer (NSCLC), which study the parties refer to as PACIFIC-8. Under the terms of the agreement, each company will retain existing rights to their respective molecules and any future commercial economics. AstraZeneca will conduct the trial, and each company will supply its respective anti-cancer agent to support the trial. Under the terms of the agreement, the Company will reimburse AstraZeneca for its share of the trial costs upon achievement of certain milestones. If the agreement is terminated early, in certain circumstances, the Company is obligated to reimburse AstraZeneca for a portion of the trial costs incurred. This portion of the clinical trial costs that is considered unavoidable is accrued as research and development expenses in advance of the achievement of milestones. From the inception of the agreement through June 30, 2022, the Company has incurred gross expense of $2.6 million which is recorded on the condensed consolidated balance sheet in other long-term liabilities.

This PACIFIC-8 trial forms part of the Arcus and Gilead joint development program for domvanalimab and Arcus’s portion of the trial costs will be shared with Gilead. At June 30, 2022 the Company had recognized a receivable of $1.3 million from Gilead related to the reimbursement of these costs, which is recorded on the condensed consolidated balance sheet in other noncurrent assets.

For the three months and six months ended June 30, 2022, the Company incurred expenses pursuant to the AstraZeneca Agreement of $0.4 million and $1.6 million, respectively, before expected recoveries from its cost-sharing agreement with Gilead. For each of the three and six months ended June 30, 2021, the Company incurred expenses pursuant to the AstraZeneca Agreement of $0.3 million before expected recoveries from its cost-sharing agreement with Gilead.

Note 8. Stock-Based Compensation

The Company grants awards under its 2018 Equity Incentive Plan and the 2020 Inducement Plan. Total stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$7,717	$6,968	$16,219	$13,138
General and administrative	7,960	6,399	15,999	12,990
Total stock-based compensation	$15,677	$13,367	$32,218	$26,128

Note 9. Income Taxes

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

The Company did not record a provision for income taxes for the three months ended June 30, 2022 and 2021. The Company’s provision for income taxes was $1.0 million and zero for the six months ended June 30, 2022 and 2021 with an effective tax rate of -0.8% and 0%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets and state income taxes.

The income tax provision includes the effects of the mandatory capitalization and amortization of research and development expenses starting in 2022, as required by the 2017 Tax Cuts and Jobs Act.

As of June 30, 2022 and December 31, 2021, the Company has provided a valuation allowance against U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination. The Company recognizes interest and penalties associated with uncertain tax benefits as part of the income tax provision. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(66,632)	$(75,970)	$(134,625)	$(148,563)
Denominator:
Weighted-average common shares outstanding	71,814,232	71,094,199	71,506,216	69,792,730
Less: weighted-average common shares subject to vesting	-	(1,348,902)	-	(1,371,644)
Weighted-average common shares used to compute basic and diluted net loss per share	71,814,232	69,745,297	71,506,216	68,421,086
Net loss per share: basic and diluted	$(0.93)	$(1.09)	$(1.88)	$(2.17)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	As of June 30,
	2022	2021
Common stock options issued and outstanding	12,404,112	12,508,782
Restricted stock units issued	1,397,281	1,330,120
Employee Stock Purchase Plan shares	135,040	169,326
Unvested early exercised common stock options	-	73,618
Unvested restricted common stock issued as part of collaboration agreement	-	1,257,651
Total	13,936,433	15,339,497

The Company also excluded the effect of Gilead’s right to purchase additional shares of the Company’s common stock from its calculation as these rights had no intrinsic value at June 30, 2022.

Note 11. Commitments

Standby Letters of Credit

The Company has standby letters of credit up to an aggregate of $3.0 million provided as collateral for its leases. The letters of credit are secured by $3.0 million in deposits classified as restricted cash on the Company’s condensed consolidated balance sheets. At June 30, 2022 the standby letters of credit were not drawn down.

Note 12. Related parties

Relationship and transactions with Gilead

As of June 30, 2022, Gilead held approximately 19.2% of the Company’s outstanding common stock. These holdings resulted from a combination of Gilead’s participation in the May 2020 public offering as well as purchases of stock under the stock purchase agreement. In the May 2020 public offering, Gilead purchased 2,200,000 shares of common stock for an amount of $56.7 million, net of offering costs. Under the stock purchase agreement (as amended and restated), Gilead purchased 5,963,029 and 5,650,000 shares in July 2020 and February 2021, respectively, for a total investment of $327.8 million, net of offering costs and amounts allocated to the performance obligations created by the Gilead Collaboration Agreement. Gilead has the right, at its option, to purchase up to a maximum of 35% of the Company’s then-outstanding voting common stock, from time to time over five years from the closing of the initial transaction. Pursuant to the Investor Rights Agreement, the Company appointed Gilead's two designees to the Company’s Board of Directors. See Note 7 for further discussion of the agreements with Gilead.

At June 30, 2022, the Company had a $35.7 million cost sharing receivable recorded on the condensed consolidated balance sheets under receivable from collaboration partners, to be invoiced the following quarter. At June 30, 2022, the Company had a $1.3 million long-term cost-share receivable recorded in other long-term assets on the balance sheet, to be invoiced upon the achievement of milestones under the AstraZeneca agreement in future years. The Company also had $88.6 million in deferred revenue, current and $429.3 million in deferred revenue, noncurrent recorded on its condensed consolidated balance sheets at June 30, 2022.

For the three and six months ended June 30, 2022 the Company recognized $25.0 million and $41.3 million, respectively, in revenue under the Gilead Collaboration Agreement. For each of these periods, the Company also recognized net reductions in operating expenses totaling $35.9 million and $66.3 million, respectively. For the three and six months ended June 30, 2021 the Company recognized $7.7 million and $15.4 million, respectively, in revenue under the Gilead Collaboration Agreement. For each of these periods, the Company also recognized net reductions in operating expenses totaling $1.2 million and $6.1 million, respectively.

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

In connection with our entry into the Gilead Collaboration Agreement in 2020, we also entered into a Common Stock Purchase Agreement pursuant to which Gilead has the right, at its option from time to time over five years from closing of the initial transaction, to purchase up to a maximum ownership of 35% of our then-outstanding voting common stock, and an Investor Rights Agreement that provides for a three-year standstill, two-year lock-up and the right to designate two individuals to be appointed to our Board of Directors. Gilead currently owns approximately 19.2% of our outstanding common stock.

We currently have six investigational products in clinical development:

•
Domvanalimab (previously referred to as AB154), our Fc-silent anti-TIGIT monoclonal antibody, is being evaluated in combination with zimberelimab with or without etrumadenant vs. zimberelimab monotherapy in ARC-7, our randomized, 150-patient Phase 2 trial in first-line metastatic PD-L1≥50% non-small cell lung cancer (NSCLC). In 2021, we initiated ARC-10, our first registrational trial evaluating domvanalimab in combination with zimberelimab and zimberelimab monotherapy vs. chemotherapy in this same setting. Furthermore, in January 2022, AstraZeneca initiated PACIFIC-8, a registrational study, which is evaluating domvanalimab plus durvalumab after chemoradiation therapy in Stage 3 NSCLC. We and Gilead are planning to initiate two additional Phase 3 studies for domvanalimab in the second half of 2022 based on our interim analyses for ARC-7, which demonstrated encouraging clinical activity for both domvanalimab combination arms.
•
AB308, our Fc-enabled anti-TIGIT monoclonal antibody, is being evaluated in a Phase 1/1b study (ARC-12). In 2021, we completed the dose escalation portion of the study and are now enrolling five expansion cohorts which are designed to generate data to support the future development of AB308 and further development planning for both domvanalimab and AB308.

•
Etrumadenant (previously referred to as AB928), our small molecule dual A2a/A2b adenosine receptor antagonist, is being evaluated in several randomized or Phase 2 trials across major tumor types, including in our ARC-6, ARC-7, and ARC-9 studies. We expect to initiate an additional clinical study of etrumadenant in NSCLC in the second half of 2022.
•
Quemliclustat (previously referred to as AB680), our small-molecule CD73 inhibitor, is being evaluated in a Phase 1/1b study for the treatment of first-line metastatic pancreatic cancer (ARC-8) as well as late-line metastatic prostate cancer (ARC-6) and metastatic colorectal cancer (ARC-9). We expect to initiate additional clinical studies of quemliclustat in the second half of 2022.
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

COVID-19 Pandemic

COVID-19 infections continue to fluctuate in the U.S. and in many countries worldwide as local surges and new waves of infection continue to be reported as a result of new variants. The degree to which COVID-19 impacts our business operations, research and development programs and financial condition remains highly uncertain and dependent on future developments, including the ultimate duration and/or severity of the pandemic, the impact of any resurgences and new variants that emerge, actions by government authorities to contain the spread of the virus, the availability, adoption and effectiveness of vaccines and boosters, and when and to what extent normal economic and operating conditions can resume. Our management continues to actively monitor this health crisis and its effects on our operations, key vendors and workforce.

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

Due to the availability of vaccines and our mandatory vaccine policy, our laboratory operations are operating at or near normal levels and we re-opened our offices to office-based employees. The safety, health and well-being of our employees remains a primary concern, and we may restrict our business activities or modify our employee work arrangements in response to new developments in the COVID-19 pandemic in order to reduce the risk of exposure among our employees.

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

While our significant accounting policies are described in the notes to our condensed consolidated financial statements, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Revenue Recognition

At the inception of an arrangement, we evaluate if a counterparty to a contract is a customer, if the arrangement is within the scope of revenue from contracts with customers guidance, and the term of the contract. We recognize revenue when our customer obtains control of promised goods or services in a contract for an amount that reflects the consideration we expect to receive in exchange for those goods or services. For contracts with customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. As part of the accounting for contracts with customers, we must develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. We then allocate the total transaction price to each performance obligation in proportion to their standalone selling prices (i.e., on a relative standalone selling price basis). We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

For the recognition of revenue relating to the Gilead Agreements, as disclosed in Note 7, License and Collaboration Agreements to our condensed consolidated financial statements in Part I, Item 1, we allocated the total transaction price to each performance obligation on a relative standalone selling price basis and determined whether revenue should be recognized at a point in time or over time. The estimation of the standalone selling price may include such estimates as forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time, and we measure the services delivered to the customer, which we periodically review based on the progress of the related program. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration (e.g. milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

Revenue related to certain performance obligations that are satisfied over time could be materially impacted as a result of changes in the estimated total research effort required to satisfy those obligations. A 10% change in the total estimated effort required to satisfy the combined license and R&D activities performance obligations related to the agreement with Gilead would have changed the related revenue recognized during the current quarter by approximately $1.4 million. Such changes in estimate could have a material impact on the revenue recognized in a future period.

For performance obligations that are distinct and determined to be transferred or satisfied at a point in time, the estimated standalone selling price will affect the amount of revenue recognized upon satisfaction of the related performance obligation such as the transfer of control of a license. For the domvanalimab license, transfer of the license and satisfaction of the related performance obligation occurred in 2021. The estimated standalone selling price of the domvanalimab license utilized assumptions of discounted cash flows which require judgment. A 10% change in the total estimated cash flows used in determining the estimated standalone selling price of the domvanalimab license would have resulted in a change in the amount of revenue recognized in 2021 of approximately $20 million with a corresponding change in the transaction price allocated to the remaining performance obligations in the Gilead Collaboration Agreement.

Results of Operations

Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Revenues:
License and development service revenue	$16,693	$-	$16,693	*
Other collaboration revenue	10,066	9,461	605	6%
Total collaboration and license revenues	26,759	9,461	17,298	*
Operating expenses:
Research and development	69,905	68,771	1,134	2%
General and administrative	25,836	16,826	9,010	54%
Total operating expenses	95,741	85,597	10,144	12%
Loss from operations	(68,982)	(76,136)	7,154	-9%
Non-operating income, net	2,350	166	2,184	*
Net loss	$(66,632)	$(75,970)	$9,338	-12%

* Not meaningful

Collaboration and License Revenue

Collaboration and license revenue increased $17.3 million, from $9.5 million for the three months ended June 30, 2021 to $26.8 million for the three months ended June 30, 2022. In the three months ended June 30, 2022, we recognized $16.7 million in license and development service revenues for all programs optioned by Gilead, recognized based on estimates of each performance obligation's percentage of completion at the period end, $8.3 million in other collaboration revenues related to Gilead’s ongoing rights to access our intellectual property in accordance with the Gilead Collaboration Agreement, as well as $1.8 million of other collaboration revenues under the Taiho Agreement. In the three months ended June 30, 2021, we recognized $7.7 million in collaboration revenues in accordance with the Gilead Collaboration Agreement, as well as $1.8 million under the Taiho Agreement. See Note 7 to our condensed consolidated financial statements in Part I, Item 1 for further discussion of the amount and timing of revenues recognized from our collaboration agreements.

Research and Development Expenses

Research and development expenses increased $1.1 million from $68.8 million for the three months ended June 30, 2021 to $69.9 million for the three months ended June 30, 2022. Our expanding clinical and development activities for domvanalimab and zimberelimab drove increases of $14.1 million in manufacturing costs, as well as $9.3 million in clinical costs. Our growing headcount and our 2022 stock awards drove a $9.0 million increase in employee compensation costs, including approximately $0.7 million of increased non-cash stock-based compensation. The year over year increase in costs incurred to support our programs described above was offset by cost-sharing reimbursements, which increased to $35.8 million from $1.2 million in the same quarter in the prior year as we incurred qualified expenses on the four programs optioned by Gilead. Reimbursements in the same quarter in the prior year were based upon our expenditures on a single program.

General and Administrative Expenses

General and administrative expenses increased $9.0 million, or 54%, from $16.8 million for the three months ended June 30, 2021 to $25.8 million for the three months ended June 30, 2022. The increase in general and administrative expenses was driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations. Our growing headcount as well as our 2022 stock awards drove a $3.6 million increase in employee compensation costs, including approximately $1.6 million in increased non-cash stock-based compensation. We incurred an approximately $3.3 million increase in office facilities expense due to our expanding headcount and office space. We also incurred an increase of $0.8 million in consulting expenses incurred in corporate development activities, and increases in other expenses such as software and recruiting that are related to our expanding employee activities.

Non-Operating Income, Net

Non-operating income, net increased $2.2 million, from $0.2 million for the three months ended June 30, 2021 to $2.4 million for the three months ended June 30, 2022. The increase in interest income from our portfolio of investments in marketable fixed-income securities compared to the same quarter in the prior year was partially offset by an increase in non-cash interest expense incurred on our liability for sale of future royalties to BVF.

Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		Change
	2022	2021	$	%
Revenues:
License and development service revenue	$24,632	$-	$24,632	*
Other collaboration revenue	20,132	18,922	1,210	6%
Total collaboration and license revenues	44,764	18,922	25,842	137%
Operating expenses:
Research and development	131,116	135,158	(4,042)	-3%
General and administrative	49,810	32,647	17,163	53%
Total operating expenses	180,926	167,805	13,121	8%
Loss from operations	(136,162)	(148,883)	12,721	-9%
Non-operating income, net	2,541	320	2,221	*
Loss before income taxes	(133,621)	(148,563)	14,942	-10%
Income tax expense	(1,004)	-	(1,004)	*
Net loss	$(134,625)	$(148,563)	$13,938	-9%

* Not meaningful

Collaboration and License Revenue

Collaboration and license revenue increased $25.9 million, from $18.9 million for the six months ended June 30, 2021 to $44.8 million for the six months ended June 30, 2022. In the six months ended June 30, 2022, we recognized $24.6 million in license and development service revenues for all programs optioned by Gilead, recognized based on estimates of each performance obligation's percentage of completion at the period end, $16.6 million in other collaboration revenues related to Gilead’s ongoing rights to access our intellectual property in accordance with the Gilead Collaboration Agreement, as well as $3.5 million of other collaboration revenues under the Taiho Agreement. In the six months ended June 30, 2021, we recognized $15.4 million in collaboration revenues in accordance with the Gilead Collaboration Agreement, as well as $3.5 million under the Taiho Agreement. See Note 7 to our condensed consolidated financial statements in Part I, Item 1 for further discussion of the amount and timing of revenues recognized from our collaboration agreements.

Research and Development Expenses

Research and development expenses decreased $4.1 million after reimbursements, or 3% from $135.2 million for the six months ended June 30, 2021 to $131.1 million for the six months ended June 30, 2022. The year over year increase in costs incurred to support our programs described below was offset by cost-sharing reimbursements, which increased to $66.1 million from $6.1 million in the same period in the prior year as we incurred qualified expenses on the four programs optioned by Gilead. Reimbursements in the same period in the prior year were based upon our expenditures on a single program. There was also a $13.5 million decrease in scientific licenses expense. In the six months ended June 30, 2022 we paid a $1.5 million milestone fee to WuXi for CD39, compared to $15.0 million in milestones in the same period in the prior year. Our expanding clinical and development activities for domvanalimab and zimberelimab drove increases of $20.2 million in clinical costs and $18.8 million in manufacturing costs. We incurred an additional $3.7 million for consulting services compared to the same period in the prior year. Our growing headcount and our 2022 stock awards drove a $19.2 million increase in employee compensation costs, including approximately $3.1 million of increased non-cash stock-based compensation.

General and Administrative Expenses

General and administrative expenses increased $17.2 million, or 53%, from $32.6 million for the six months ended June 30, 2021 to $49.8 million for the six months ended June 30, 2022. The increase in general and administrative expenses was driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations. We incurred an approximately $7.6 million increase in office facilities expense due to our expanding headcount and office space. Our growing headcount as well as our 2022 stock awards drove a $6.8 million increase in employee compensation costs, including approximately $3.0 million in increased non-cash stock-based compensation. We also incurred an increase of $2.1 million in consulting expenses for corporate development activities.

Non-Operating Income, Net

Non-operating income, net increased $2.2 million, from $0.3 million for the six months ended June 30, 2021 to $2.5 million for the six months ended June 30, 2022. The increase in interest income from our portfolio of investments in marketable fixed-income securities compared to the same quarter in the prior year was offset by an increase in non-cash interest expense incurred on our liability for sale of future royalties to BVF.

Income Tax Expense

Income tax expense was $1.0 million for the six months ended June 30, 2022, compared to none in the same period the prior year. The increase in income tax expense was due to the completion of a U.S. state nexus study for the 2021 tax year.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through net proceeds of approximately $677.1 million from equity offerings and proceeds of approximately $1,381.4 million from our collaboration and stock purchase agreements, including the receipt of $725 million in option exercise payments from Gilead in January 2022.

We also receive cost-sharing reimbursements from Gilead for certain shared expenses incurred on optioned programs. For the six months ended June 30, 2022 and 2021, we recognized reductions of operating expense due to reimbursements of $66.3 million and $6.1 million, respectively, for shared expenses incurred on optioned programs. We expect future reimbursements to continue to be higher than historical amounts due to Gilead's opt-in on three additional programs in 2021.

As of June 30, 2022, we had $1,271.1 million of cash, cash equivalents, and investments in marketable securities, compared to $681.3 million as of December 31, 2021. The increase in cash from the prior year end is primarily due to the receipt of $725 million in option exercise payments from Gilead in January 2022. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury obligations, investments in corporate securities and certificates of deposit.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
Net cash (used in) provided by:	2022	2021
Operating activities	$588,698	$(140,311)
Investing activities	(483,257)	65,829
Financing activities	19,274	224,351
Net increase in cash, cash equivalents and restricted cash	$124,715	$149,869

Cash Provided by Operating Activities

Net cash provided by operating activities was $588.7 million for the six months ended June 30, 2022, as compared to $140.3 million used in operating activities for the same period in the prior year. The change in cash flow from operating activities is primarily due to Gilead's exercise of its options to three programs in December 2021, resulting in the receipt of $725 million from Gilead in January 2022 and the ongoing increase in cost-sharing reimbursements to $66.3 million in the six months ended June 30, 2022. These receipts were partially offset by our net loss of $134.6 million, as well as year-over-year changes in non-cash items, including an increase of $6.1 million in non-cash stock-based compensation, and changes in our asset and liability balances due to the timing of payments to or from our vendors and collaborators.

Cash Used in Investing Activities

Cash used in investing activities was $483.3 million for the six months ended June 30, 2022 compared to $65.8 million provided by investing activities for the same period in the prior year. The change in cash flow from investing activities was primarily due to higher net purchases of short-term and long-term securities as we invested a portion of the $725 million received from Gilead in January 2022 in fixed income marketable securities.

Cash Provided by Financing Activities

Cash provided by financing activities was $19.3 million for the six months ended June 30, 2022 compared to $224.4 million in the same period in the prior year. The decrease in cash flow from financing activities was primarily due to the $220.4 million received from Gilead in February 2021 pursuant to the terms of the Amended and Restated Stock Purchase Agreement which did not recur in the six months ended June 30, 2022. The overall decrease is partially offset by increased funds received for issuance of common stock pursuant to equity award plans and $5.0 million received under the BVF agreement.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations outside the ordinary course of business during the six months ended June 30, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COVID-19 infections continue to fluctuate in the U.S. and in many countries worldwide as local surges and new waves of infection continue to be reported as a result of new variants. The degree to which COVID-19 impacts our business operations, research and development programs and financial condition remains highly uncertain and dependent on future developments, including the ultimate duration and/or severity of the pandemic, the impact of any resurgences and new variants that emerge, actions by government authorities to contain the spread of the virus, the availability, adoption and effectiveness of vaccines and boosters, and when and to what extent normal economic and operating conditions can resume. We conduct our clinical trials in the U.S. and internationally in geographic regions that are impacted by COVID-19 to varying degrees, and disruptions caused by the COVID-19 pandemic, including the reinstitution of shelter-in-place measures, will continue to impact our ability to initiate, supply, enroll, conduct or complete our ongoing or planned clinical trials. For example, in the first half of 2020, the pandemic led to a decline in screening, diagnosis and treatment for cancer patients. While cancer screening rates have rebounded, resurgences due to new variants may cause patients to delay screening and treatment for fear of exposure to COVID-19, thereby adversely impacting the enrollment of patients in clinical trials targeting early-stage cancers and retention of patients overall in our trials. Furthermore, the disruptions caused by the COVID-19 pandemic have led to missed study visits, missed data collections and other deviations from our protocols, which may negatively impact the integrity, reliability, or robustness of the data from our clinical trials. Global shipping has also been challenged by the evolving pandemic and has led to delays in our receipt of materials and supplies, including our investigational product and other standard-of-care drugs used in the conduct of our clinical trials. We are unable to predict the ultimate impact of this pandemic on our programs.

Due to the availability of vaccines and our mandatory vaccine policy, our laboratory operations are operating at or near normal levels and we re-opened our offices to office-based employees. The safety, health and well-being of our employees remains a primary concern. We may restrict our business activities or modify our employee work arrangements in response to new developments in the COVID-19 pandemic in order to reduce the risk of exposure among our employees, which may adversely affect our productivity.

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

We are an early-stage immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale nor have we ever generated any revenue from product sales. In 2021, we recognized our first annual net income since commencing operations as a result of option payments totaling $725 million due to us from Gilead following its exercise of options to three of our programs. For the six months ended June 30, 2022 and the year ended December 31, 2021 we had net losses of $134.6 million and net income of $52.8 million, respectively. As of June 30, 2022, we had an accumulated deficit of $410.0 million. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. Despite net income in 2021 of $52.8 million, we expect to incur substantial and increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2022, we had $1,271.1 million of cash, cash equivalents and investments. While we believe that our cash position will be sufficient to fund our anticipated level of operations into 2026, our future capital requirements will depend on many factors, including:

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

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as a medical device and may require separate regulatory authorization prior to commercialization. Certain clinical trials that we are conducting, such as our Phase 2 ARC-7 trial and our Phase 3 ARC-10 trial, which are each being conducted in patients with PD-L1≥50% non-small cell lung cancer, include the use of a diagnostic test to help identify eligible patients. Our future trials may also use a diagnostic test to help identify eligible patients. In addition, we have significant efforts directed to identifying changes in various cells and proteins to understand their relationship, if any, to the clinical activity observed in our clinical trials and to assess if such cells and/or proteins could be used as predictive biomarkers to select for patients more likely to respond to our investigational products. However, we cannot be certain that we will be able to identify any such biomarkers, that such biomarkers will result in us identifying the appropriate patients for our investigational products or that we or any third-party collaborators will be able to validate any diagnostic tests incorporating any predictive biomarkers we may identify.

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

The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether marketing approval will be obtained for any of our investigational products. Our investigational products may not be approved even if they achieve their primary endpoints in any Phase 3 clinical trials or registrational trials we or our collaborators conduct. In addition, any of these regulatory authorities may change requirements for the approval of an investigational product even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 or registrational clinical trial that has the potential to result in FDA or other comparable foreign regulatory authorities’ approval. The FDA’s Oncology Center of Excellence has recently announced several initiatives to disrupt long-standing practices, including Project Optimus and Project FrontRunner. These initiatives, as well as any new initiatives announced by the FDA and other regulatory authorities, may impose additional requirements on our overall product development programs, resulting in longer development timelines and increased cost. Any of these regulatory authorities may also approve an investigational product for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. Even if the FDA or comparable foreign regulatory authorities approve an investigational product, they may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our investigational products.

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
•
we have appointed two individuals designated by Gilead to our board of directors pursuant to the terms of the investor rights agreement, and Gilead owns approximately 19.2% of our outstanding common stock and will have the right (but not the obligation) to acquire additional shares from us up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock and, as a result, may be able to exert significant influence over our company;
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

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products are approved. We currently have limited manufacturing arrangements and expect that each of our investigational products will only be covered by single source suppliers for the foreseeable future. In particular, we have an exclusive relationship with WuXi Biologics, located in China, for the manufacture of our investigational biologics, including zimberelimab, domvanalimab and AB308. Our contract manufacturers are subject to import and export rules and restrictions, which may impact their ability to acquire materials used in the manufacturing of our investigational product or export our manufactured investigational products to the countries where our clinical trials are conducted. We closely monitor the inventory for each of our investigational products in order to prevent or minimize the impact of potential disruptions, and have not yet experienced any disruptions in our ability to manufacture our investigational products as a result of the COVID-19 health crisis. However, the pandemic prevented the U.S. Commerce Department from conducting inspections of WuXi Biologics in connection with purchases of hardware that are subject to U.S. export controls. As a result, WuXi Biologics was placed on the U.S.'s "Unverified List". The U.S. Commerce Department, in coordination with China’s Ministry of Commerce, recently completed site inspections for one of the two WuXi Biologics facilities placed on the Unverified List. At this time, we do not anticipate any impact to our manufacturing plans with WuXi Biologics. Furthermore, the pandemic has severely challenged supply chains, increasing the lead time for us and our contract manufacturers to obtain raw materials used in the manufacturing of our investigational products. Our reliance on limited manufacturing and use of a single global distributor increases the risk that we will not have sufficient quantities of our investigational products for use in our clinical trials or, if approved, quantities of product at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Our commercial success is dependent on obtaining coverage and reimbursement approval for a product from a government or other third-party payor, which is a time-consuming and costly process that could require us and any collaborators to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded therapeutics and therapeutics administered under the supervision of a physician. Additionally, our collaborators will be required to obtain coverage and reimbursement for any related companion diagnostics tests they develop separate and apart from the coverage and reimbursement we seek for our product candidates, once approved.

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

Patents are of national or regional effect, and filing, prosecuting and defending patents on all of our investigational products throughout the world would be prohibitively expensive. As such, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Further, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals or biologics, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. In addition, certain developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. Further, we file patent applications in Russia and the Eurasian patent office, which is headquartered in Moscow. Sanctions against Russia may make it difficult to file and maintain patents in these countries, and Russia has begun taking actions against "unfriendly" countries, including the U.S., which may adversely affect the scope of and/or our ability to enforce our intellectual property rights. In any of these countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Some of the other products in the same class as our investigational products have already been approved or are further along in development. With respect to our anti-TIGIT antibodies, domvanalimab and AB308, we are aware of several pharmaceutical companies developing antibodies against this target, including Agenus, Beigene, Biothera, Bristol-Myers Squibb, Compugen, Roche/Genentech, Innovent, iTeos/GSK, Junshi/Coherus, Merck, EMD Serono, Mereo and SeaGen. AstraZeneca and Innovent are developing TIGIT-PD-1 bispecific antibodies. To our knowledge, there are no approved anti-TIGIT antibodies and the most advanced agents are in Phase 3 development. With respect to our dual adenosine receptor antagonist, etrumadenant, we are aware that Incyte and Merck KGaA have initiated clinical development of dual adenosine receptor antagonists and we are aware of clinical-stage selective adenosine A2aR antagonists being developed by other companies, including AstraZeneca, Corvus, CStone, Exscientia, Incyte, iTeos, Novartis and Portage (acquired from Tarus), and clinical-stage selective adenosine A2bR antagonists being developed by Palobiofarma, Portage (acquired from Tarus) and Teon. For our small-molecule CD73 inhibitor, quemliclustat, we are aware of several pharmaceutical companies developing antibodies against this target, including Akeso, AstraZeneca, Bristol-Myers Squibb, Corvus, Incyte, Innate, Innovent, Jacobio, Novartis, Shanghai Henlius Biotech, Symphogen/Servier and Tracon/I-Mab, all of whom have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies have small-molecule programs against this target, of which only Antengene and ORIC are believed to be in clinical development. Regarding our anti-PD-1 antibody, zimberelimab, multiple large pharmaceutical companies have already received regulatory approvals for their anti-PD-1/PD-L1 antibodies, including AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, and there are also many other anti-PD-1 and anti-PD-L1 antibodies in clinical development. For our HIF-2α inhibitor, AB521, we are aware that Merck received approval for belzutifan in 2021. Other pharmaceutical companies, including Novartis and NiKang Therapeutics have small-molecule HIF-2α inhibitors in development. Arrowhead Pharmaceuticals has advanced an RNA-based anti-HIF-2α agent into the clinic.

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

Unfavorable global economic, political and trade conditions could adversely affect our business, financial condition or results of operations and may exacerbate the effects of the risks described herein.

Current global economic conditions are highly volatile due to the COVID-19 pandemic and geopolitical instability arising from the ongoing military conflict between Russia and Ukraine and the imposition of sanctions against Russia by the U.S. and EU, which has contributed to rising inflation that has increased our operating expenses and disruptions in the capital and credit markets that may reduce our ability to raise additional capital when needed on acceptable terms, if at all. While we do not have any clinical studies ongoing in Russia, Ukraine or Belarus, we do file patent applications in Russia and the Eurasian patent office, which is headquartered in Moscow. Sanctions may make it difficult to file and maintain patents in these countries, and Russia has begun taking actions against “unfriendly” countries, including the U.S., which may adversely affect the scope of and/or our ability to enforce our intellectual property rights.

Emerging international trade relations may also adversely impact our operations and/or financial condition by limiting or preventing the activities of third parties that we engage or increasing the cost of our operations. For example, we have an exclusive relationship with WuXi Biologics, located in China, for the manufacture of our investigational biologics, including zimberelimab, domvanalimab and AB308, and for biologics CMC development. The U.S. Commerce Department recently added thirty-three entities from China to its "Unverified List", including WuXi Biologics, which may impact WuXi Biologics' ability to purchase certain hardware used in the manufacturing of our antibodies. In addition, if tariffs were to be imposed on the investigational products they manufacture for us, such tariffs would have an adverse impact on our operating results and financial condition.

Furthermore, the current inflationary environment related to increased aggregate demand and supply chain constraints have increased our operating expenses and may continue to affect our operating expenses. Economic conditions may also strain our suppliers, possibly resulting in supply disruptions that impact our ongoing clinical trials and other operations. A significant worsening of global economic conditions could materially increase these risks we face.

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

Based upon shares outstanding as of June 30, 2022, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 53.1% of our common stock. In particular, Gilead owns approximately 19.2% of our outstanding common stock, and we have appointed its two designees to our board of directors pursuant to the terms of our investor rights agreement. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018
3.2	Amended and Restated Bylaws	8-K	001-38419	3.1	May 26, 2020
10.1	Non-Employee Director Compensation Program	8-K	001-38419	10.1	June 16, 2022
10.2*A	Letter Agreement with Gilead Sciences, Inc. dated July 1, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

* Filed herewith.

† This certification is deemed furnished but not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

A This exhibit omits certain information the Company deems immaterial and of the type that it treats as confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCUS BIOSCIENCES, INC.

Date:	August 3, 2022	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2022	By:	/s/ Robert C. Goeltz II
Robert C. Goeltz II
Chief Financial Officer (Principal Financial and Accounting Officer)