Form 10-Q
period 2022-09-30
Arcus Biosciences, Inc.
filed 2022-11-02
CIK 1724521

we

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 72,407,706 shares of common stock, $0.0001 par value per share, outstanding.

ARCUS BIOSCIENCES, INC.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$217,647	$147,914
Short-term investments	831,135	351,394
Receivable from collaboration partners ($26,521 and $744,535 from a related party)	27,286	744,595
Accrued interest receivable	3,423	2,227
Prepaid expenses and other current assets	21,625	15,620
Total current assets	1,101,116	1,261,750
Long-term investments	143,138	181,990
Property and equipment, net	33,892	32,455
Right-of-use assets	102,073	104,968
Restricted cash	3,005	3,005
Other long-term assets ($1,856 and $0 from a related party)	10,598	7,730
Total assets	$1,393,822	$1,591,898
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,546	$10,261
Accrued research and development	39,827	29,587
Other accrued liabilities	20,528	24,181
Deferred revenue, current ($103,291 and $96,981 to a related party)	103,291	102,003
Other current liabilities	2,984	52
Total current liabilities	177,176	166,084
Deferred revenue, noncurrent ($382,584 and $462,217 to a related party)	382,584	462,217
Operating lease liabilities, noncurrent	119,195	116,887
Other long-term liabilities	16,166	5,260
Total liabilities	695,121	750,448
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares issued and outstanding.	-	-
Common stock, $0.0001 par value, 400,000,000 shares authorized; 72,352,380 and 70,781,736 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. Shares outstanding includes zero and 9,946 shares issued but subject to vesting as of September 30, 2022 and December 31, 2021, respectively.	7	7
Additional paid-in capital	1,183,393	1,118,058
Accumulated deficit	(474,898)	(275,354)
Accumulated other comprehensive loss	(9,801)	(1,261)
Total stockholders’ equity	698,701	841,450
Total liabilities and stockholders’ equity	$1,393,822	$1,591,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
License and development service revenue ($23,742, $0, $48,374 and $0 from a related party)	$23,742	$-	$48,374	$-
Other collaboration revenue ($8,317, $7,711, $24,949 and $23,133 from a related party)	9,839	9,461	29,971	28,383
Total revenues	33,581	9,461	78,345	28,383
Operating expenses:
Research and development (($26,560), ($756), ($92,667) and ($6,856) from a related party)	76,684	71,254	207,800	206,412
General and administrative (($493), $0, ($690) and $0 from a related party)	26,294	16,343	76,104	48,990
Total operating expenses	102,978	87,597	283,904	255,402
Loss from operations	(69,397)	(78,136)	(205,559)	(227,019)
Non-operating income (expense):
Interest and other income, net	5,013	161	8,456	481
Effective interest on liability for sale of future royalties	(535)	-	(1,437)	-
Total non-operating income, net	4,478	161	7,019	481
Net loss before income taxes	(64,919)	(77,975)	(198,540)	(226,538)
Income tax expense	-	-	(1,004)	-
Net loss	(64,919)	(77,975)	(199,544)	(226,538)
Other comprehensive loss	(2,557)	(46)	(8,540)	(136)
Comprehensive loss	$(67,476)	$(78,021)	$(208,084)	$(226,674)
Net loss per share, basic and diluted	$(0.90)	$(1.11)	$(2.78)	$(3.28)
Weighted-average number of shares used to compute basic and diluted net loss per share	72,236,283	70,110,138	71,752,246	68,990,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

	Common stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	63,691,901	$6	$830,438	$(328,184)	$44	$502,304
Issuance of common stock and rights to purchase additional shares in accordance with Amended and Restated Gilead Purchase Agreement, net of $55 offering costs	5,650,000	1	220,295	-	-	220,296
Issuance of common stock upon exercise of stock options and vesting of restricted stock	200,828	-	1,885	-	-	1,885
Vesting of early exercised stock options	54,039	-	183	-	-	183
Stock-based compensation	-	-	12,761	-	-	12,761
Other comprehensive loss	-	-	-	-	(46)	(46)
Net loss	-	-	-	(72,593)	-	(72,593)
Balance at March 31, 2021	69,596,768	$7	$1,065,562	$(400,777)	$(2)	$664,790
Issuance of common stock upon exercise of stock options and vesting of restricted stock	269,369	-	843	-	-	843
Vesting of early exercised stock options	36,245	-	175	-	-	175
Issuance of common stock under Employee Stock Purchase Plan	140,408	-	1,394	-	-	1,394
Stock-based compensation	-	-	13,367	-	-	13,367
Other comprehensive loss	-	-	-	-	(44)	(44)
Net loss	-	-	-	(75,970)	-	(75,970)
Balance at June 30, 2021	70,042,790	$7	$1,081,341	$(476,747)	$(46)	$604,555
Issuance of common stock upon exercise of stock options and vesting of restricted stock	125,182	-	1,318	-	-	1,318
Vesting of early exercised stock options	34,476	-	170	-	-	170
Stock-based compensation	-	-	14,585	-	-	14,585
Other comprehensive loss	-	-	-	-	(46)	(46)
Net income	-	-	-	(77,975)	-	(77,975)
Balance at September 30, 2021	70,202,448	$7	$1,097,414	$(554,722)	$(92)	$542,607

Balance at December 31, 2021	70,771,790	7	1,118,058	(275,354)	(1,261)	841,450
Issuance of common stock upon exercise of stock options and vesting of restricted stock	840,577	-	9,928	-	-	9,928
Vesting of early exercised stock options	9,946	-	52	-	-	52
Stock-based compensation	-	-	16,541	-	-	16,541
Other comprehensive loss	-	-	-	-	(3,399)	(3,399)
Net loss	-	-	-	(67,993)	-	(67,993)
Balance at March 31, 2022	71,622,313	$7	$1,144,579	$(343,347)	$(4,660)	$796,579
Issuance of common stock upon exercise of stock options and vesting of restricted stock	320,603	-	2,050	-	-	2,050
Issuance of common stock under Employee Stock Purchase Plan	142,557	-	2,296	-	-	2,296
Stock-based compensation	-	-	15,677	-	-	15,677
Other comprehensive loss	-	-	-	-	(2,584)	(2,584)
Net loss	-	-	-	(66,632)	-	(66,632)
Balance at June 30, 2022	72,085,473	$7	$1,164,602	$(409,979)	$(7,244)	$747,386
Issuance of common stock upon exercise of stock options and vesting of restricted stock	266,907	-	2,531	-	-	2,531
Stock-based compensation	-	-	16,260	-	-	16,260
Other comprehensive loss	-	-	-	-	(2,557)	(2,557)
Net loss	-	-	-	(64,919)	-	(64,919)
Balance at September 30, 2022	72,352,380	$7	$1,183,393	$(474,898)	$(9,801)	$698,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flow from operating activities
Net loss	$(199,544)	$(226,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	48,478	40,713
Depreciation and amortization	4,522	2,583
Noncash lease expense	6,049	1,701
Amortization of premiums on investments	2,012	2,804
Acquired in-process research and development	1,250	-
Effective interest on liability for sale of future royalties	1,437	-
Changes in operating assets and liabilities:
Receivable from collaboration partners ($718,014 and $326 from a related party)	715,809	178
Prepaid expenses and other current assets	(2,152)	(5,290)
Other long-term assets (($1,856) and $0 to a related party)	(1,636)	750
Accounts payable	(54)	(5,424)
Accrued research and development	13,240	19,163
Other accrued liabilities	(4,130)	5,082
Deferred revenue (($73,323) and ($23,133) to a related party)	(78,345)	(28,383)
Operating lease liabilities	(2,911)	(1,405)
Other long-term liabilities	3,714	(2)
Net cash provided by (used in) operating activities	507,739	(194,068)
Cash flow from investing activities
Purchases of short-term and long-term investments	(1,085,392)	(584,850)
Proceeds from maturities of short-term and long-term investments	490,860	572,140
Sales of short-term and long-term investments	143,091	7,500
Purchases of property and equipment	(5,620)	(17,572)
Purchases of in-process research and development	(5,500)	-
Collaboration reimbursements of in-process research and development from a related party	2,750	-
Net cash used in investing activities	(459,811)	(22,782)
Cash flow from financing activities
Proceeds from issuance of common stock ($0 and $220,235 from a related party)	-	220,235
Proceeds from sale of future royalties	5,000	-
Proceeds from issuance of common stock pursuant to equity award plans	16,805	5,440
Repurchase of unvested shares of stock	-	(6)
Net cash provided by financing activities	21,805	225,669
Net increase in cash, cash equivalents and restricted cash	69,733	8,819
Cash, cash equivalents and restricted cash at beginning of period	150,919	173,618
Cash, cash equivalents and restricted cash at end of period	$220,652	$182,437
Supplemental disclosure of cash flow information
Income taxes paid	$2,743	$-
Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	$1,335	$4,605
Unpaid portion of other assets included in accrued research and development	$-	$3,000
Vesting of early exercised stock options and restricted stock	$52	$529

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCUS BIOSCIENCES, INC.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization

Description of Business

Arcus Biosciences, Inc. (the Company) is a clinical-stage, global biopharmaceutical company focused on developing differentiated molecules and combination therapies for people with cancer. Using its robust and highly efficient drug discovery capability, the Company has now advanced six investigational products into clinical development, with its most advanced molecule, an anti-TIGIT antibody, now in four Phase 3 registrational studies. The Company’s deep portfolio of novel small molecules and enabling antibodies allows it to create highly differentiated combination therapies, which the Company is developing to treat prevalent cancers including lung, colorectal, prostate and pancreatic cancers. The Company expects its clinical-stage portfolio to continue to expand and to include molecules targeting both immuno-oncology and cancer cell-intrinsic pathways. The Company’s goal is to create, develop and commercialize highly differentiated combination cancer therapies that have a meaningful impact on patients. The Company currently has six investigational products in clinical development: domvanalimab (previously referred to as AB154), etrumadenant (previously referred to as AB928), quemliclustat (previously referred to as AB680), zimberelimab (previously referred to as AB122), AB308 and AB521.

In 2020, the Company entered into an Option, License and Collaboration Agreement (Gilead Collaboration Agreement) with Gilead Sciences, Inc. (Gilead), whereby Gilead obtained an exclusive license to zimberelimab and time-limited exclusive options to all of the Company's then-current and future programs during the 10-year collaboration term. In December 2021, Gilead obtained exclusive licenses to an additional four of the Company's investigational products: domvanalimab, etrumadenant, quemliclustat and AB308. For each program to which Gilead exercised or exercises its option, the parties will co-develop globally and, provided that the Company has not exercised its opt-out rights, if any, co-commercialize the program in the U.S., and Gilead will have the right to commercialize the program outside of the United States, subject to the rights of our existing partners in certain territories.

Liquidity and Capital Resources

As of September 30, 2022, the Company had cash, cash equivalents and marketable securities of $1,191.9 million, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the date of filing of this report.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included.

Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future period. The balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Arcus Biosciences, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures of contingent assets and liabilities. Estimates used include the determination of the standalone selling price of performance obligations and the timing of revenue recognition, the value of stock-based awards and other issuances, accruals for research and development (R&D) costs, useful lives of long-lived assets, uncertain tax positions, and valuation allowance for deferred tax assets. Actual results could differ materially from the Company’s estimates.

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

Reconciliation of Cash, Cash Equivalents, and Restricted Cash as Reported in Condensed Consolidated Statements of Cash Flows

Restricted cash at September 30, 2022 and 2021 represents cash balances held as security in connection with the Company’s facility lease agreements. The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the total shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents	$217,647	$179,432
Restricted cash	3,005	3,005
Cash, cash equivalents and restricted cash	$220,652	$182,437

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

Leases and Rent Expense

The Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases and related tenant improvement allowances receivable are included in operating lease right-of-use assets, prepaid expenses and other current assets, other current liabilities, and operating lease liabilities, noncurrent in our condensed consolidated balance sheets at September 30, 2022 and December 31, 2021. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

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

During the periods presented, the Company has not changed the manner in which it values assets and liabilities that are measured at fair value. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy as of September 30, 2022 or December 31, 2021. The following tables set forth the Company’s financial instruments (excluding restricted cash) that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	September 30, 2022
	Total	Level 1 (Quoted Prices in Active Markets For Identical Assets)	Level 2 (Significant Other Observable Remaining Inputs)	Level 3 (Significant Other Unobservable Remaining Inputs)
Assets
Money market funds	$136,260	$136,260	$-	$-
U.S. treasury securities	351,348	-	351,348	-
Corporate securities and commercial paper	680,628	-	680,628	-
Certificates of deposit	4,339	-	4,339	-
U.S. government agency obligations	19,345	-	19,345	-
Total assets measured at fair value	$1,191,920	$136,260	$1,055,660	$-
Liabilities
Liability for sale of future royalties	$11,697	$-	$-	$11,697
Total liabilities measured at fair value	$11,697	$-	$-	$11,697

	December 31, 2021
	Total	Level 1 (Quoted Prices in Active Markets For Identical Assets)	Level 2 (Significant Other Observable Remaining Inputs)	Level 3 (Significant Other Unobservable Remaining Inputs)
Assets
Money market funds	$147,914	$147,914	$-	$-
U.S. treasury securities	112,170	-	112,170	-
Corporate securities and commercial paper	421,214	-	421,214	-
Total assets measured at fair value	$681,298	$147,914	$533,384	$-
Liabilities
Liability for sale of future royalties	$5,260	$-	$-	$5,260
Total liabilities measured at fair value	$5,260	$-	$-	$5,260

As of September 30, 2022 and December 31, 2021, the fair value of the liability for sale of future royalties recorded on the balance sheet in other long-term liabilities is based on the Company's current estimates of future contingent milestones and royalties expected to be paid to BVF Partners L.P. (BVF) over the term of the parties' funding agreement (the BVF Agreement). These estimates are considered Level 3 fair value inputs. See Note 6 for further discussion of the liability and related estimates.

The Company's investments are classified as follows (with contractual maturities):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$217,647	$147,914
Short-term investments (due within one year)	831,135	351,394
Long-term investments (due between one and three years)	143,138	181,990
Total cash, cash equivalents and investments in marketable securities	$1,191,920	$681,298

All the Company's investments in marketable securities are classified as available-for-sale. At September 30, 2022 and December 31, 2021, the balance in the Company’s accumulated other comprehensive income (loss) related to the Company’s available-for-sale marketable securities. There were $0.3 million in net losses recognized on the sale of available-for-sale marketable securities for each of the three and nine months ended September 30, 2022, respectively, and none recognized for the three and nine months ended September 30, 2021, respectively. As a result, the Company reclassified immaterial amounts out of accumulated other comprehensive income for the three and nine months ended September 30, 2022, and no amounts for the three and nine months ended September 30, 2021. The Company has not recognized any allowances for credit losses and no credit-related losses have been recognized for any of the periods presented, given the nature of the Company's receivables and investment portfolio. The Company does not intend to sell its securities with unrealized loss positions and has concluded it will not be required to sell the securities before recovery of the amortized cost for the investment at maturity.

The fair value and amortized cost of investments in marketable securities by major security type as of September 30, 2022 and December 31, 2021 are presented in the tables that follow (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of September 30, 2022:
Money market funds	$136,260	$-	$-	$136,260
U.S. treasury securities	354,866	9	(3,527)	351,348
Corporate securities and commercial paper	686,741	15	(6,128)	680,628
Certificates of deposit	4,337	2	-	4,339
U.S. government agency obligations	19,517	-	(172)	19,345
Total	$1,201,721	$26	$(9,827)	$1,191,920

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
As of December 31, 2021:
Money market funds	$147,914	$-	$-	$147,914
U.S. treasury securities	112,473	1	(304)	112,170
Corporate securities and commercial paper	422,172	3	(961)	421,214
Total	$682,559	$4	$(1,265)	$681,298

Note 4. Other Accrued Liabilities

Other accrued liabilities consisted of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Accrued personnel expenses	$17,997	$16,648
Professional fees	457	4,938
Income taxes payable	18	1,815
Other	2,056	780
Total	$20,528	$24,181

Note 5. Leases

The Company leases its corporate headquarters, which includes approximately 151,000 square feet of executive offices, research and development, and business operations, in Hayward, California. This includes approximately 14,500 square feet of leased space that commenced in April 2022, with related tenant improvement allowances totaling approximately $5.8 million. The Company also leases approximately 109,000 square feet of space in Brisbane, California. Both leases are non-cancelable, extend through 2031 and are subject to options by the Company to extend the lease terms.

In October 2022, the Company entered into an agreement to sublease approximately 31,000 unfinished square feet of its Brisbane office to another company. The lease includes a tenant improvement allowance to be paid by the Company of $9.4 million. The Company will receive sublease income of approximately $3.0 million per year under the terms of the agreement. This non-cancelable sublease is expected to commence in 2023 and extends through 2028, with the sublessee having options to extend the lease term and to lease additional space within the building.

The following table summarizes supplemental cash flow disclosures and non-cash financing activities related to our operating leases (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities	$7,805	$3,074
Cash received from tenant improvement allowances	$8,381	$792
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,029	$24,473
Recognition of tenant improvement allowance receivable included in other current liabilities	$5,791	$10,598

Note 6. Liability for Sale of Future Royalties

In October 2021, the Company and BVF entered into the BVF Agreement, under which BVF will fund the discovery and development of compounds for the treatment of inflammatory diseases (the Program) by providing the Company with a total of $15.0 million in three non-refundable payments. The Company received $5.0 million from BVF in the fourth quarter of 2021, $5.0 million in the first quarter of 2022, and the final $5.0 million payment in the fourth quarter of 2022. Under the BVF Agreement, the Company is obligated to perform research and development activities for the Program, to make contingent payments upon the achievement of certain clinical and regulatory milestones of up to $72.5 million or $160.0 million depending on whether the program is solely developed by the Company or as part of the Company's collaboration with Gilead, which under the Gilead Collaboration Agreement has an option to the Program. If commercialized, the Company is also obligated to pay mid- to high-single digit royalties based on net sales of products generated by the Program. Under the BVF Agreement, BVF also has the option to provide an additional $10.0 million in funding for the Program in exchange for an increase in the royalty rate.

The Company accounts for the BVF Agreement as a liability primarily because it has significant continuing involvement in generating the cash flows due to BVF. If the Program achieves certain development and regulatory milestones and commercial sales, the Company will recognize the milestone payments and royalties paid to BVF as a decrease to the accumulated liability with a corresponding reduction in cash.

The carrying amount of the liability for sale of future royalties is based on management's estimate of the future contingent milestones and royalties to be paid to BVF over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated contingent milestone and royalty payments over the $15.0 million of allocated proceeds is recognized as non-cash interest expense using the effective interest method, which is reported in the condensed consolidated statements of operations as non-operating expense. As of September 30, 2022, the imputed effective rate of interest on the unamortized portion of the liability was approximately 20.6% and the liability was $11.7 million and is reported in other long-term liabilities on the condensed consolidated balance sheets.

The Company periodically reassesses the amount and timing of expected payments. To the extent such payments are greater or less than the Company's initial estimates or the timing of such payments is materially different than those estimates, the Company will adjust the liability and the effective interest rate using a retrospective method, catch-up method, or prospective method, subject to an accounting policy election applied on a consistent basis. As of September 30, 2022, there have been no changes to the estimated effective interest rate.

There are a number of factors that could materially affect the amount and timing of contingent milestone and royalty payments, most of which are not within the Company's control. The liability is recognized at fair value using significant unobservable inputs (Level 3 fair value inputs). These inputs are derived using internal management estimates, based in part on external data when available, and reflect management’s judgements and forecasts updated on a quarterly basis. The significant unobservable inputs include the forecasted revenues, the probability and timing of clinical and regulatory milestones, the expected term of the royalty stream, the royalty rate and the overall probability of success. A significant change in these unobservable inputs could result in a material increase or decrease to the fair value of the liability. To date there have not been any material changes resulting from changes in these unobservable inputs.

Changes to the liability for sale of future royalties were as follows for the nine months ended September 30, 2022 (in thousands):

2022
Beginning balance, January 1	$5,260
Cash received from BVF	5,000
Interest accretion	1,437
Ending balance, September 30	$11,697

The Company incurred $0.5 million and $1.4 million in non-cash interest expense for the three and nine months ended September 30, 2022, respectively.

Note 7. License and Collaboration Agreements

The following table summarizes the revenues recognized from the Company’s collaboration agreements with Gilead and Taiho Pharmaceutical Co., Ltd. (Taiho) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
License and development services revenue	$23,742	$-	$48,374	$-
Other collaboration revenue	9,839	9,461	29,971	28,383
Total collaboration and license revenues	$33,581	$9,461	$78,345	$28,383

The following table summarizes revenues by collaboration, category of revenue, and the method of recognition (in thousands):

			Three Months Ended September 30,		Nine Months Ended September 30,
Revenues recognized:	Over time	Point in time	2022	2021	2022	2021
License and development services for all Gilead programs	*		$23,742	$-	$48,374	$-
Gilead access rights related to the Company's research and development pipeline	*		8,317	7,711	24,949	23,133
Taiho access rights	*		1,522	1,750	5,022	5,250
Total collaboration and license revenues			$33,581	$9,461	$78,345	$28,383

The Company recognized the following revenue as a result of changes in the deferred revenue balance during the periods indicated below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amounts included in deferred revenue at the beginning of the period	$33,581	$9,461	$78,345	$28,383

Gilead Sciences, Inc.

Summary

In May 2020, the Company and Gilead entered into the Gilead Collaboration Agreement, Common Stock Purchase Agreement (the Stock Purchase Agreement), and Investor Rights Agreement, (collectively, the Gilead Agreements). Upon closing in July 2020, Gilead made an upfront payment of $175.0 million pursuant to the Gilead Collaboration Agreement and purchased 5,963,029 shares of Arcus common stock for approximately $200.0 million by paying $33.54 per share pursuant to the Stock Purchase Agreement.

In November 2021, the Company and Gilead entered into an amendment to the Gilead Collaboration Agreement (the Amended Gilead Collaboration Agreement), under which Gilead exercised its options to three programs for a total payment of $725.0 million that was received in January 2022. In connection with Gilead’s exercise of its options to these programs, the parties agreed to (i) slightly reduce the royalties for these programs, such that Gilead will pay the Company tiered royalties as a percentage of revenues ranging from the mid-teens to the low twenties and (ii) remove the $100.0 million option continuation payment that was otherwise due on the second anniversary of the Gilead Collaboration Agreement.

In October 2022, the Company and Gilead entered into an amendment to the Investor Rights Agreement (the Amended Investor Rights Agreement), that primarily extended the two-year lockup period to three-years.

As of September 30, 2022, Gilead had obtained licenses to domvanalimab and AB308 (collectively, the anti-TIGIT program), etrumadenant and quemliclustat (collectively, the adenosine pathway programs), and zimberelimab.

Under the terms of the Amended Gilead Collaboration Agreement, Gilead obtained exclusive licenses to zimberelimab, domvanalimab, AB308, etrumadenant, and quemliclustat, and time-limited exclusive options to all of the Company’s current and future clinical programs during the 10-year collaboration term and, for those programs that enter clinical development prior to the end of the collaboration term, for up to an additional three years thereafter. Gilead's opt-in rights to future programs are contingent upon option continuation payments of up to $300.0 million, consisting of a $100.0 million payment due on each of the fourth, sixth, and eighth anniversaries of the agreement. Gilead's option, on a program-by-program basis, will expire after a prescribed period, following the achievement of a clinical development milestone in such program and the Company's delivery to Gilead of the requisite data package. Gilead may exercise its option to any program at any time prior to expiration of the option, and will pay the Company an option fee of

$150.0 million per program. Gilead has exercised its option to all of the clinical programs in existence at the date of the 2020 agreement, and the Company may not exercise its opt-out rights for any of these programs. With respect to domvanalimab, the Company is also eligible to receive up to $500.0 million in potential U.S. regulatory approval milestones.

Under the Amended Gilead Collaboration Agreement, Gilead also has option rights to two research programs for which the Company will lead discovery and early development activities. With respect to these two research programs, Gilead has the right to exercise its option, on a program-by-program basis, either (i) upon the Company's completion of certain IND-enabling activities for an option payment of $60.0 million or (ii) following the achievement of a clinical development milestone for an option payment of $150.0 million. These research programs were not determined to be performance obligations at contract inception, due to the very early stages of the programs and the amounts of the option payments.

The Company’s assessment of the transaction price of the Amended Gilead Collaboration Agreement included an analysis of amounts it expected to receive, which at contract inception consisted of the upfront cash payment of $725.0 million, as well as amounts totaling $165.1 million deferred from the original Gilead transaction, which excluded the $100.0 million option continuation payment that would otherwise have been due on the second anniversary of the Gilead Collaboration Agreement. The Company considers the entire $890.1 million to be the allocable transaction price as of the amendment closing date, due to the Company's history of timely payments from Gilead and receipt of the full $725.0 million in January 2022 per the terms of the amendment.

The Company determined that the Amended Gilead Collaboration Agreement represented a contract modification under the application of ASC 606. At the amendment closing date, the Company allocated the transaction price to the new and remaining performance obligations identified as follows:

			Amount
Allocation of transaction price
Deferred revenues as of 12/21/2021			$165,086
Option payment for Domvanalimab			275,000
Option payment for Etrumadenant			250,000
Option payment for Quemliclustat			200,000
Total transaction price allocated to performance obligations			$890,086

Allocation to performance obligations	Distinct	Combined	Amount
Domvanalimab license	*		$328,838
Etrumadenant license and R&D activities		*	218,722
Quemliclustat license and R&D activities		*	175,618
Domvanalimab R&D activities	*		34,528
Zimberelimab R&D and commercial activities	*		11,243
Access rights related to the Company's research and development pipeline	*		84,076
Material rights to option continuation periods	*		37,061
Total			$890,086

After Gilead’s exercise of its option to a program, the two companies will co-develop and equally share global development costs for such joint development program, subject to opt-out rights of the Company applicable to certain programs, and expense caps on the Company’s spending and related subsequent adjustments. For each optioned program, provided the Company has not exercised its opt-out rights (if applicable), the Company has an option to co-promote in the United States with equal sharing of related profits and losses. Gilead has the right to exclusively commercialize any optioned programs outside of the U.S., subject to the rights of the Company’s existing partners to any territories, and Gilead will pay to the Company tiered royalties as a percentage of revenues ranging from (i) the mid-teens to the low twenties for the anti-TIGIT and the adenosine pathway programs, (ii) high single digits to low double digits for research programs if Gilead exercises its option rights at the IND stage, and (iii) the high teens to the low twenties for all other programs.

Under the Stock Purchase Agreement, Gilead has the option to purchase additional shares from the Company, up to a maximum of 35% of the Company’s then-outstanding voting common stock, over a five-year period from closing of the initial transaction, at a purchase price equal to the greater of a 20% premium to market (based on a trailing five-day average closing price) at the time Gilead exercises such option, and the $33.54 initial purchase price. The Amended Investor Rights Agreement also includes a three-year standstill and a three-year lockup, pro rata participation rights in certain future financings, and the right to designate two individuals to be appointed to the Company’s Board of Directors.

In the year ended December 31, 2020, Gilead made an equity investment of approximately $200.0 million in the Company by purchasing 5,963,029 shares of the Company's common stock at $33.54 per share pursuant to the Stock Purchase Agreement. Of the $200.0 million equity investment, approximately $90.6 million was determined to be a premium on the purchase of common stock and allocated to the performance obligations created by the Gilead Collaboration Agreement. Gilead made an additional equity investment in the Company of approximately $56.7 million, net of offering costs, by purchasing 2,200,000 shares of the Company's common stock at $27.50 per share in the May 2020 public offering. In January 2021, the Company and Gilead entered into an Amended and Restated Common Stock Purchase Agreement, which amended and restated in its entirety the Common Stock Purchase Agreement, pursuant to which Gilead purchased from the Company 5,650,000 shares of the Company's common stock at a purchase price of $39.00 per share, for a total of $220.3 million, net of offering costs. All other terms of the original Common Stock Purchase Agreement, including Gilead's option to purchase additional shares from the Company, up to a maximum ownership of 35% of its then-outstanding common stock, remain unchanged.

Pursuant to the Investor Rights Agreement, the Company appointed Gilead's two designees to the Company’s Board of Directors. Based on the value of the Company’s common stock at the contract closing, the right to purchase additional shares had no value. See Note 12 for further discussion of the agreements with Gilead.

The Company evaluated the agreements with Gilead under ASC Topic 808, Collaborative Arrangements (ASC 808) and ASC Topic 606, Revenue from Contracts with Customers (ASC 606) and determined that the licenses to zimberelimab and domvanalimab, and access rights related to the Company's research and development pipeline, were within the scope of ASC 606 because Gilead meets the definition of a customer with respect to those performance obligations.

The Company had $485.9 million and $559.2 million of deferred revenue remaining on its condensed consolidated balance sheets related to this collaboration at September 30, 2022 and December 31, 2021, respectively, allocated between current and noncurrent based on the expected timing of future recognition. During the three and nine months ended September 30, 2022, the Company recorded revenues of $32.1 million and $73.3 million, respectively, from this collaboration. Total revenues recognized during these periods include cumulative catch-up revenue of $8.9 million and $13.1 million, respectively, due to changes in total estimated effort to be incurred in the future to satisfy the performance obligations, primarily related to revised clinical trial assumptions for zimberelimab R&D and commercial activities. This cumulative catch-up reduced net loss per share in the three and nine months ended September 30, 2022, by $0.12 and $0.18, respectively. During the three and nine months ended September 30, 2021, the Company recorded revenues of $7.7 million and $23.1 million, respectively.

The Company accounted for each performance obligation as follows:

Zimberelimab license

Under the Gilead Collaboration Agreement, Gilead obtained an exclusive license to zimberelimab. The standalone selling price of this license was determined using a discounted cash flow method. The Company recognized the full amount associated with this distinct performance obligation in license revenue on the date the transaction closed in July 2020.

Domvanalimab option and license

Gilead obtained the right in the Gilead Collaboration Agreement to exercise an option for exclusive rights to the Company’s anti-TIGIT monoclonal antibody program, including domvanalimab and AB308, in exchange for an option payment of $275.0 million. Prior to the closing of the Amended Gilead Collaboration Agreement, the Company had $36.7 million of deferred revenue on its consolidated balance sheets related to this performance obligation.

Under the Amended Gilead Collaboration Agreement, Gilead obtained an exclusive license to domvanalimab in December 2021. The standalone selling price of this license was determined using a discounted cash flow method. The Company further evaluated the delivery of the license, noting that the program was in later stages of development and it met the criteria for being distinct from the R&D activities required under the Gilead Collaboration Agreement (as amended). Specifically, the domvanalimab program was in a Phase 3 clinical trial at the time that Gilead acquired the license and the Company concluded that: (i) the R&D activities for such later-stage, Phase 3 intellectual property, primarily involved validating the drug’s efficacy; and (ii) the ongoing R&D activities do not significantly modify or customize the drug compound such that the intellectual property is not significantly different at the end of the arrangement as a result of the R&D activities. As the license had been made available in the fourth quarter of 2021, the Company recognized the full $328.8 million of transaction price allocated to this performance obligation as license revenue in December 2021.

Etrumadenant option, license and R&D activities

Gilead obtained the right in the Gilead Collaboration Agreement to exercise an option for exclusive rights to the Company’s adenosine receptor program, etrumadenant, in exchange for an option payment of $250.0 million. Prior to the closing of the Amended Gilead Collaboration Agreement, the Company had $127.0 million of deferred revenue on its condensed consolidated balance sheets related to this performance obligation.

Under the Amended Gilead Collaboration Agreement, Gilead obtained an exclusive license to etrumadenant in December 2021. The standalone selling price of this license was determined using a discounted cash flow method. The Company further evaluated the delivery of the license, noting that it was combined with the R&D activities required under the agreements due to the early stage of the technology and the highly specialized nature of the Company's know-how. Accordingly, transaction price allocated to this license is recognized as revenue as the related R&D activities are performed. The Company determined that it retains obligations to perform further R&D activities for Gilead related to etrumadenant. The standalone selling price of this obligation was determined using an expected cost-plus margin approach. The Company will recognize the amounts allocated to the combined license and R&D activities as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort to perform the related R&D activities for the program.

Due to the combined nature of the performance obligation, the Company determined that the revenue from the license would be recognized at the same rate and using the same input-driven methodology as the revenue from the R&D activities. The Company determined that its performance of the R&D activities commenced January 1, 2022. The Company recognized $2.3 million and $20.5 million in license and development services revenue associated with these obligations for the three and nine months ended September 30, 2022, respectively. At September 30, 2022, the Company had $198.2 million of deferred revenue remaining on its condensed consolidated balance sheets related to this performance obligation, allocated between current and noncurrent based on the expected timing of future recognition.

Quemliclustat option, license and R&D activities

Gilead obtained the right in the Gilead Collaboration Agreement to exercise an option for exclusive rights to the Company's CD73 program, quemliclustat, in exchange for an option payment of $200.0 million. Prior to the closing of the Amended Gilead Collaboration Agreement, the Company had no deferred revenue on its consolidated balance sheets related to this performance obligation. The Company determined that it retains obligations to perform further R&D activities for Gilead related to quemliclustat. The standalone selling price of this obligation was determined using an expected cost-plus margin approach. The Company will recognize the amounts allocated to these R&D activities as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort to perform the related R&D activities for the program.

Effective on the December 2021 closing of the Amended Gilead Collaboration Agreement, Gilead obtained an exclusive license to quemliclustat. The standalone selling price of this license was determined using a discounted cash flow method. The Company further evaluated the delivery of the license, noting that it was combined with the R&D activities required under the agreements due to the expertise and the highly specialized nature of the Company's know-how. Accordingly, transaction price allocated to this license is recognized as revenue as the related R&D activities are performed.

Due to the combined nature of the performance obligation, the Company determined that the revenue from the license would be recognized at the same rate and using the same input-driven methodology as the revenue from the R&D activities. The Company determined that its performance of the R&D activities commenced January 1, 2022. The Company recognized $12.7 million and $16.4 million in license and development services revenue associated with these obligations for the three and nine months ended September 30, 2022, respectively. At September 30, 2022, the Company had $159.2 million of deferred revenue remaining on its condensed consolidated balance sheets related to this performance obligation, allocated between current and noncurrent based on the expected timing of future recognition.

R&D activities for domvanalimab

The Company determined that it retains separate obligations to perform further R&D activities for Gilead related to domvanalimab. The standalone selling price of this obligation was determined using an expected cost-plus margin approach. The Company will recognize the amounts allocated to these R&D activities as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort to perform the related R&D activities for the program. The Company determined that its performance of the R&D activities commenced as of January 1, 2022. The Company recognized $0.2 million and $2.4 million in license and development services revenue associated with these obligations in the three and nine months ended September 30, 2022, respectively. At September 30, 2022, the Company had $32.2 million of deferred revenue remaining on its condensed consolidated balance sheets related to this performance obligation, allocated between current and noncurrent based on the expected timing of future recognition.

R&D and commercialization activities for zimberelimab monotherapy

The Company determined that it retained an obligation to perform further R&D and commercialization activities for Gilead related to zimberelimab monotherapy. Prior to the closing of the Amended Gilead Collaboration Agreement, the Company had $9.7 million of deferred revenue on its consolidated balance sheets, related to the two performance obligations. The standalone selling price of this obligation was determined using an expected cost-plus margin approach, and revenue allocated to these R&D activities would be recognized as the performance obligation was satisfied, calculated as an estimated percentage of completion based on management's estimated total effort to perform the related R&D activities for the program.

The Company determined that its performance of the R&D activities had commenced in 2021. The Company recognized $8.5 million and $9.1 million in license and development services revenue associated with these obligations in the three and nine months ended September 30, 2022, respectively. At September 30, 2022, the Company had $1.0 million of deferred revenue remaining on its condensed consolidated balance sheets related to this performance obligation, allocated between current and noncurrent based on the expected timing of future recognition.

Access rights related to the Company’s research and development pipeline and material rights to option continuation periods

Gilead receives exclusive access to the Company’s current programs as well as the future programs for a period of ten years, contingent upon Gilead’s payment of $300.0 million, consisting of three $100.0 million option continuation payments due at Gilead’s option on each of the fourth, sixth, and eighth anniversaries of the agreement. The standalone selling price of this ongoing research and development pipeline access was determined using an expected cost-plus margin approach. The Company uses a time-elapsed input method to measure progress toward satisfying this obligation, which is the method the Company believes most faithfully depicts the Company’s performance in transferring the promised services during the time period in which Gilead has access to the Company’s research and development pipeline. Accordingly, the revenue allocated to the performance obligation is being recognized using this input method over the minimum four-year period. The Company determined that Gilead is not obligated to pay the remaining $300.0 million due over the remainder of the term. Failure to pay the non-obligatory option continuation payments will result in Gilead’s loss of certain rights to access and obtain licenses to the programs arising from the Company’s research and development pipeline. Prior to the closing of the Amended Gilead Collaboration Agreement, the Company had $91.7 million deferred revenue on its condensed consolidated balance sheets related to this performance obligation.

The Company recognized $8.3 million and $24.9 million in other collaboration revenues associated with these obligations in the three and nine months ended September 30, 2022, respectively. The Company recognized $7.7 million and $23.1 million in other collaboration revenues associated with these obligations in the three months and nine months ended September 30, 2021, respectively. At September 30, 2022, the Company had $95.3 million in deferred revenue on its consolidated balance sheets related to this performance obligation, classified as current based on the expected timing of future recognition.

Cost-sharing reimbursements

The Company's research and development obligations under the Gilead Collaboration Agreement includes a 50/50 share of the joint development costs associated with optioned programs pursuant to an approved R&D plan and budget. Payments received from Gilead for their share of costs incurred will be recognized as a reduction of R&D expense or G&A expense depending on the type of reimbursable expense. Payments made to Gilead for the Company's share of costs incurred will be recognized as an increase to those expenses depending on the type of reimbursable cost. The Company recognized net reductions of operating expenses totaling $27.1 million and $93.4 million during the three and nine months ended September 30, 2022, respectively, as a result of this cost-sharing provision. The Company recognized net reductions of operating expenses totaling $0.8 million and $6.9 million during the three and nine months ended September 30, 2021, respectively, as a result of this cost-sharing provision.

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

The Company recognized $0.2 million and $0.6 million in expense related to these capitalized costs during the three and nine months ended September 30, 2022, respectively. The Company recognized $0.1 million and $0.3 million in expense related to these capitalized costs during the three months and nine months ended September 30, 2021, respectively. As of September 30, 2022, the Company had $4.3 million in capitalized costs to obtain the contract, of which $0.9 million was recorded in prepaid expenses and other current assets and $3.4 million was recorded in other long-term assets.

Taiho Pharmaceutical Co., Ltd

In September 2017, the Company and Taiho entered into an option and license agreement (the Taiho Agreement) under which Taiho obtained exclusive options to Arcus programs that arose over a five-year period which ended September 2022 (the Option Period). Consistent with the terms of the Taiho Agreement, Taiho retains an option to certain programs developed during the Option Period. If Taiho timely exercises its option, Taiho obtains exclusive development and commercialization rights to investigational products from such Arcus Program for Japan and certain other territories in Asia (excluding China) (the Taiho Territory). In consideration for the exclusive options and other rights contained in the Taiho Agreement, Taiho paid non-refundable, non-creditable cash payments to the Company totaling $35.0 million.

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

The Company determined that the identified performance obligations for the Taiho Agreement, which include the combined performance obligation of the research and development services and the obligation to participate on the joint steering committee, are satisfied over time. The Company uses a time-elapsed input method to measure progress toward satisfying its performance obligation, which is the method the Company believes most faithfully depicts the Company’s performance in transferring the promised services during the time period in which Taiho has access to the Company’s research and development activities. Accordingly, the transaction price of $35.0 million was recognized in other collaboration revenues using this input method over the estimated performance period of five years which ended in September 2022.

In November 2021, Taiho exercised its option under the Taiho Agreement to the Company's anti-TIGIT program, including domvanalimab and AB308, in exchange for a $15.0 million option exercise fee. In November 2019, Taiho exercised its option to the Company's anti-PD-1 antibody program, including zimberelimab, for a fee of $8.0 million. For each of these exercises, the Company identified one performance obligation which was the delivery of the license, which was recognized by the Company as license revenue during the years ended December 31, 2021 and 2019, respectively. Upon the option exercises, Taiho gained sole responsibility for the development and commercialization of the licensed products within the Taiho Territory. As of September 30, 2022, no clinical or regulatory milestones had been achieved under the Taiho Agreement. As of September 30, 2022, no sales milestone or royalty revenue has been recognized.

As of September 30, 2022, Taiho has exercised its option to the Company's adenosine receptor antagonist program (including etrumadenant), its anti-PD-1 program (including zimberelimab), and its anti-TIGIT program (including domvanalimab and AB308) for option payments totaling $26.0 million. The Taiho Agreement will remain in effect until the expiry of all royalty terms for the licensed products.

As of September 30, 2022 and December 31, 2021, the Company had zero and $5.0 million, respectively, in deferred revenue on its condensed consolidated balance sheet.

WuXi Biologics License Agreements

The Company entered into a license agreement (the WuXi PD-1 Agreement) with WuXi Biologics in August 2017, as subsequently amended, in which the Company obtained an exclusive license to develop, use, manufacture, and commercialize products including an anti-PD-1 antibody worldwide except for Greater China.

From the inception of the WuXi PD-1 Agreement through September 30, 2022, the Company has made upfront and milestone payments of $41.0 million and incurred sub-license fees of $11.3 million. These milestone payments and sub-license fees were recorded as research and development expense, as the products had not reached technological feasibility and did not have alternative future use. During the three and nine months ended September 30, 2022, the Company incurred no milestone expense under the WuXi PD-1 Agreement. During the three and nine months ended September 30, 2021, the Company incurred zero and $10.0 million, respectively, in development milestone expense under the WuXi PD-1 Agreement. The WuXi PD-1 Agreement also provides for clinical and regulatory milestone payments, commercialization milestone payments of up to $375.0 million and tiered royalty payments to be made to WuXi Biologics that range from the high single-digits to low teens of net sales by the Company of licensed products.

In December 2020, the Company entered into a separate license agreement (the WuXi CD39 Agreement) with WuXi Biologics to develop anti-CD39 antibodies. Under the agreement, the Company was granted exclusive worldwide rights to anti-CD39 antibodies discovered under the collaboration and will be responsible for the further development and commercialization of those antibodies. The WuXi CD39 Agreement provides for clinical and regulatory milestone payments totaling $16.5 million, and royalty payments in the low single digits of net sales by the Company of licensed products. From the inception of the WuXi CD39 Agreement through September 30, 2022, the Company has paid a $1.5 million development milestone and $0.5 million in upfront payments, both of which were recorded in research and development expense, as the products are still in research stage. The Company incurred zero and $1.5 million in development milestone expense under the WuXi CD39 Agreement during the three and nine months ended September 30, 2022, respectively. The Company incurred no development milestone expense under the WuXi CD39 Agreement during the three and nine months ended September 30, 2021.

Abmuno License Agreement

In December 2016, the Company entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) in which the Company obtained a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. From the inception of the Abmuno Agreement through September 30, 2022, the Company has made upfront and milestone payments totaling $14.6 million as of September 30, 2022, which were recorded in research and development expense, as the products are still in research stage. The Abmuno Agreement also provides for additional clinical, regulatory and commercialization milestone remaining payments of up to $93.0 million as of September 30, 2022.

The Company incurred no development milestone expense for the three and nine months ended September 30, 2022. The Company incurred zero and $5.0 million in development milestone expense for the three and nine months ended September 30, 2021, respectively.

AstraZeneca Agreement

In October 2020 the Company announced a collaboration with AstraZeneca to evaluate domvanalimab, the Company’s investigational anti-TIGIT antibody, in combination with AstraZeneca’s Imfinzi (durvalumab) in a registrational Phase 3 clinical trial in patients with unresectable Stage III NSCLC, which study the parties refer to as PACIFIC-8. Under the terms of the agreement, each company will retain existing rights to their respective molecules and any future commercial economics. AstraZeneca will conduct the trial, and each company will supply its respective anti-cancer agent to support the trial. Under the terms of the agreement, the Company will reimburse AstraZeneca for its share of the trial costs upon achievement of certain milestones. If the agreement is terminated early, in certain circumstances, the Company is obligated to reimburse AstraZeneca for a portion of the trial costs incurred. This portion of the clinical trial costs that is considered unavoidable is accrued as research and development expenses in advance of the achievement of milestones. From the inception of the agreement through September 30, 2022, the Company has incurred gross expense of $3.7 million which is recorded on the condensed consolidated balance sheet in other long-term liabilities.

This PACIFIC-8 trial forms part of the Arcus and Gilead joint development program for domvanalimab and Arcus’s portion of the trial costs will be shared with Gilead. At September 30, 2022 the Company had recognized a receivable of $1.9 million from Gilead related to the reimbursement of these costs, which is recorded on the condensed consolidated balance sheet in other noncurrent assets.

For the three months and nine months ended September 30, 2022, the Company incurred expenses pursuant to the AstraZeneca Agreement of $1.1 million and $2.7 million, respectively, before expected recoveries from its cost-sharing agreement with Gilead. For the three and nine months ended September 30, 2021, the Company incurred expenses pursuant to the AstraZeneca Agreement of $0.3 million and $0.6 million, respectively, before expected recoveries from its cost-sharing agreement with Gilead.

Note 8. Stock-Based Compensation

The Company grants awards under its 2018 Equity Incentive Plan and the 2020 Inducement Plan. Total stock-based compensation expense was recognized in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$8,094	$7,949	$24,313	$21,087
General and administrative	8,166	6,636	24,165	19,626
Total stock-based compensation	$16,260	$14,585	$48,478	$40,713

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

The Company did not record a provision for income taxes for the three months ended September 30, 2022 and 2021. The Company’s provision for income taxes was $1.0 million and zero for the nine months ended September 30, 2022 and 2021, respectively, with an effective tax rate of -0.5% and 0%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets and state income taxes.

The income tax provision includes the effects of the mandatory capitalization and amortization of research and development expenses starting in 2022, as required by the 2017 Tax Cuts and Jobs Act.

As of September 30, 2022 and December 31, 2021, the Company has provided a valuation allowance against U.S. federal and state deferred tax assets. Management continues to evaluate the realizability of deferred tax assets and the related valuation allowance. If management's assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which management makes the determination. The Company recognizes interest and penalties associated with uncertain tax benefits as part of the income tax provision. To date, the Company has not recognized any interest and penalties in its condensed consolidated statements of operations, nor has it accrued for or made payments for interest and penalties.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("The Inflation Act") into law. The Inflation Act contains tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax on stock buy-backs. The various provisions of the Inflation Act do not have a material impact on the Company's condensed consolidated financial statements.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(64,919)	$(77,975)	$(199,544)	$(226,538)
Denominator:
Weighted-average common shares outstanding	72,236,283	71,286,685	71,752,246	70,296,187
Less: weighted-average common shares subject to vesting	-	(1,176,547)	-	(1,305,897)
Weighted-average common shares used to compute basic and diluted net loss per share	72,236,283	70,110,138	71,752,246	68,990,290
Net loss per share: basic and diluted	$(0.90)	$(1.11)	$(2.78)	$(3.28)

The following outstanding potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	As of September 30,
	2022	2021
Common stock options issued and outstanding	12,221,549	12,625,226
Restricted stock units issued	1,420,753	1,361,008
Employee Stock Purchase Plan shares	130,149	166,461
Unvested early exercised common stock options	-	39,142
Total	13,772,451	14,191,837

The Company also excluded the effect of Gilead’s right to purchase additional shares of the Company’s common stock from its calculation as these rights had no intrinsic value at September 30, 2022.

Note 11. Commitments

Standby Letters of Credit

The Company has standby letters of credit up to an aggregate of $3.0 million provided as collateral for its leases. The letters of credit are secured by $3.0 million in deposits classified as restricted cash on the Company’s condensed consolidated balance sheets. At September 30, 2022 the standby letters of credit were not drawn down.

Note 12. Related parties

Relationship and transactions with Gilead

As of September 30, 2022, Gilead held approximately 19.1% of the Company’s outstanding common stock. These holdings resulted from a combination of Gilead’s participation in the May 2020 public offering as well as purchases of stock under the stock purchase agreement. In the May 2020 public offering, Gilead purchased 2,200,000 shares of common stock for an amount of $56.7 million, net of offering costs. Under the stock purchase agreement (as amended and restated), Gilead purchased 5,963,029 and 5,650,000 shares in July 2020 and February 2021, respectively, for a total investment of $327.8 million, net of offering costs and amounts allocated to the performance obligations created by the Gilead Collaboration Agreement. Gilead has the right, at its option, to purchase up to a maximum of 35% of the Company’s then-outstanding voting common stock, from time to time over five years from the closing of the initial transaction. Pursuant to the Investor Rights Agreement, the Company appointed Gilead's two designees to the Company’s Board of Directors. See Note 7 for further discussion of the agreements with Gilead.

At September 30, 2022, the Company had a $26.5 million cost sharing receivable recorded on the condensed consolidated balance sheets under receivable from collaboration partners, to be invoiced the following quarter. At September 30, 2022, the Company had a $1.9 million long-term cost-share receivable recorded in other long-term assets on the balance sheet, to be invoiced upon the achievement of milestones under the AstraZeneca agreement in future years. The Company also had $103.3 million in deferred revenue, current and $382.6 million in deferred revenue, noncurrent recorded on its condensed consolidated balance sheets at September 30, 2022.

For the three and nine months ended September 30, 2022, the Company recognized $32.1 million and $73.3 million, respectively, in revenue under the Gilead Collaboration Agreement. For these periods, the Company also recognized net reductions in operating expenses totaling $27.1 million and $93.4 million, respectively. For the three and nine months ended September 30, 2021 the Company recognized $7.7 million and $23.1 million, respectively, in revenue under the Gilead Collaboration Agreement. For these periods, the Company also recognized net reductions in operating expenses totaling $0.8 million and $6.9 million, respectively.

The Company received a $175.0 million upfront payment from Gilead upon closing of the Gilead Collaboration Agreement in July 2020. In addition, in July 2020 the Company received $200.0 million from Gilead in connection with the Stock Purchase Agreement, of which approximately $109.4 million represented the fair value of stock purchased at the transaction closing date with the remaining premium of $90.6 million allocated to the transaction price. In February 2021, the Company received $220.4 million from Gilead in connection with the purchase by Gilead of 5,650,000 shares of the Company’s common stock at a per share price of $39.00 pursuant to the amended and restated Stock Purchase Agreement. In January 2022, the Company received $725.0 million in option exercise payments from Gilead.

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

Overview

We are a clinical-stage, global biopharmaceutical company focused on developing differentiated molecules and combination therapies for people with cancer. Using our robust and highly efficient drug discovery capability, we have now advanced six investigational products into clinical development, with our most advanced molecule, an anti-TIGIT antibody, now in four Phase 3 registrational studies, with others in planning. Our deep portfolio of novel small molecules and enabling antibodies allows us to create highly differentiated combination therapies, which we are developing to treat prevalent cancers including lung, colorectal, prostate and pancreatic cancers. We expect our clinical-stage portfolio to continue to expand and to include molecules targeting both immuno-oncology and cancer cell-intrinsic pathways. Our goal is to create, develop and commercialize highly differentiated combination cancer therapies that have a meaningful impact on patients.

In May 2020, we entered into an Option, License and Collaboration Agreement (Gilead Collaboration Agreement) with Gilead Sciences, Inc. (Gilead), whereby Gilead obtained an exclusive license to zimberelimab and time-limited exclusive options to all of our then-current and future programs during the 10-year collaboration term. In December 2021, Gilead obtained rights to an additional four of our investigational products: domvanalimab, etrumadenant, quemliclustat and AB308, for which we subsequently received a total of $725.0 million in option exercise payments. For each program to which Gilead exercised or exercises its option, the parties will co-develop globally and co-commercialize the program in the U.S., subject to certain exceptions, and Gilead will have the right to commercialize the program outside of the United States, subject to the rights of our existing partners in certain territories. In 2017, we entered into an Option and License Agreement (Taiho Agreement) with Taiho Pharmaceutical Co., Ltd. (Taiho) pursuant to which Taiho was granted time-limited options to exclusively license the development and commercialization rights to each of our programs that arose over a five-year period, which ended in September 2022, for Japan and certain other territories in Asia (excluding China). Taiho has exercised its option rights to our adenosine receptor antagonist program (including etrumadenant), our anti-PD-1 program (including zimberelimab), and our anti-TIGIT program (including domvanalimab and AB308), and retains option rights to the other programs that arose during the five-year period.

In connection with our entry into the Gilead Collaboration Agreement in 2020, we also entered into a Common Stock Purchase Agreement pursuant to which Gilead has the right, at its option from time to time over five years from closing of the initial transaction, to purchase up to a maximum ownership of 35% of our then-outstanding voting common stock, and an Investor Rights Agreement that, as amended, provides for a three-year standstill, three-year lockup and the right to designate two individuals to be appointed to our Board of Directors. Gilead currently owns approximately 19.1% of our outstanding common stock.

We currently have six investigational products in clinical development:

•
Domvanalimab (previously referred to as AB154), our Fc-silent anti-TIGIT monoclonal antibody, is being evaluated in multiple studies. ARC-7 is a randomized, 150-patient Phase 2 trial in first-line metastatic PD-L1≥50% non-small cell lung cancer (NSCLC) in which we are studying domvanalimab in combination with zimberelimab and with or without etrumadenant vs. zimberelimab monotherapy. In 2021, we initiated ARC-10, our first registrational trial, which is now evaluating domvanalimab in combination with zimberelimab vs. a currently approved standard-of-care, pembrolizumab, in the same setting as ARC-7. Furthermore, in January 2022, AstraZeneca initiated PACIFIC-8, a registrational study, which is evaluating domvanalimab plus durvalumab after chemoradiation therapy in Stage 3 NSCLC. In the third quarter of 2022, Gilead initiated STAR-121, a registrational Phase 3 study to evaluate domvanalimab and zimberelimab plus chemotherapy versus pembrolizumab plus chemotherapy in 1L NSCLC PD-L1 all-comers. We have also initiated STAR-221, a registrational Phase 3 study to evaluate domvanalimab plus zimberelimab and chemotherapy versus nivolumab plus chemotherapy in first-line locally advanced unresectable or metastatic gastric, esophageal and gastro-esophageal junction adenocarcinomas.

•
AB308, our Fc-enabled anti-TIGIT monoclonal antibody, is being evaluated in a Phase 1/1b study (ARC-12). In 2021, we completed the dose escalation portion of the study and are now enrolling two expansion cohorts to support further development planning for domvanalimab.
•
Etrumadenant (previously referred to as AB928), our small molecule dual A2a/A2b adenosine receptor antagonist, is being evaluated in several randomized or Phase 2 trials across major tumor types, including in our ARC-6, ARC-7, and ARC-9 studies.
•
Quemliclustat (previously referred to as AB680), our small-molecule CD73 inhibitor, is being evaluated in a Phase 1/1b study for the treatment of first-line metastatic pancreatic cancer (ARC-8) as well as late-line metastatic prostate cancer (ARC-6) and metastatic colorectal cancer (ARC-9). In the third quarter of 2022, we began initiating EDGE-Lung, a Phase 2 platform study to evaluate domvanalimab-, quemliclustat-, and zimberelimab-based combinations in NSCLC. We expect to initiate one or more cohorts with quemliclustat-based combinations in gastrointestinal (GI) cancers in the ongoing ARC-21 study, a Phase 2 study evaluating combinations domvanalimab and zimberelimab-based combinations in upper gastric cancers.
•
Zimberelimab (previously referred to as AB122), our anti-PD-1 monoclonal antibody, is the cornerstone of our combination strategy. We are currently evaluating zimberelimab, either alone or in combination with other agents across several tumor types, including non-small cell lung cancer in ARC-7, our Phase 2 trial, and ARC-10, our registrational trial which is designed to support the approval of zimberelimab in combination with domvanalimab.
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

COVID-19 Pandemic

We continue to address and mitigate the impact of the ongoing COVID-19 pandemic on our employees and our business. While we are not experiencing financial impacts at this time, given the changes in global macroeconomic conditions, the overall disruption of global healthcare systems, potential limitations to the efficacy of vaccines for COVID-19, the evolution of multiple variants of the virus and other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy.

We conduct our clinical trials in the U.S. and internationally in geographic regions that are impacted by COVID-19 to varying degrees. While we have seen relatively robust enrollment in most of our ongoing Arcus-sponsored studies, depending on the evolving impacts of the ongoing COVID-19 pandemic, disruptions caused by the COVID-19 pandemic may impact our ability to initiate, supply, enroll, conduct or complete our ongoing or planned clinical trials.

With respect to manufacturing and supply, our third-party contract manufacturers continue to operate at or near normal levels. However, global shipping has been severely challenged by the evolving pandemic, leading to delays in our receipt of materials and supplies, including standard-of-care drugs used in the conduct of our clinical trials. We actively manage the inventory for each of our investigational products and our overall supply chain needs in order to prevent or minimize the impact of any disruptions to our clinical programs. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and operations, see the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

Components of Operating Results

Revenues

We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. All revenue recognized to date has been through research, collaboration and license arrangements with strategic partners.

License and Development Services Revenue

Our license and development services revenue consists of amounts recognized from the portions of the nonrefundable upfront and milestone payments received from Gilead and Taiho and allocated to performance obligations for licenses or R&D activities performed by us as we develop our investigational products under the terms of our collaboration agreements. License and development services revenues are recognized based upon the timing of the delivery of a license or service if delivery is complete, or based on estimates of each performance obligation's percentage of completion at the period end if it is still in process. We calculate percentage of completion as a ratio of effort incurred to date on each performance obligation to the total estimated effort to be incurred to satisfy that performance obligation.

Other Collaboration Revenue

Other collaboration revenue consists of amounts recognized from the portions of the nonrefundable upfront payments received from Gilead and Taiho and allocated to performance obligations relating to the customer's access to our investigational pipeline over the collaboration period. Other collaboration revenues are recognized throughout the collaboration period.

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

While our significant accounting policies are described in the notes to our condensed consolidated financial statements, we believe that the following critical accounting estimates are most important to understanding and evaluating our reported financial results.

Revenue Recognition

At the inception of an arrangement, we evaluate if a counterparty to a contract is a customer, if the arrangement is within the scope of revenue from contracts with customers guidance, and the term of the contract. We recognize revenue when our customer obtains control of promised goods or services in a contract for an amount that reflects the consideration we expect to receive in exchange for those goods or services. For contracts with customers, we perform the following five steps to determine the amount and timing of revenue to recognize: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. As part of the accounting for contracts with customers, we must develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. We then allocate the total transaction price to each performance obligation in proportion to their standalone selling prices (i.e., on a relative standalone selling price basis). We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

For the recognition of revenue relating to the Gilead Agreements, as disclosed in Note 7, License and Collaboration Agreements to our condensed consolidated financial statements in Part I, Item 1, we allocated the total transaction price to each performance obligation on a relative standalone selling price basis and determined whether revenue should be recognized at a point in time or over time. The estimation of the standalone selling price may include such estimates as forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time, and we measure the services delivered to Gilead, which we periodically review based on the progress of the related program. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration (e.g. milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

Revenue related to certain performance obligations that are satisfied over time could be materially impacted as a result of changes in the total estimated effort required to satisfy those obligations. A 10% change in the total estimated effort required to satisfy the combined license and R&D activities performance obligations related to the agreement with Gilead would have changed the related revenue recognized during the current quarter by as much as $6.5 million. For changes in estimates during the three and nine months ended September 30, 2022, see Results of Operations below. Such changes in estimate could have a material impact on the revenue recognized in a future period.

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

Results of Operations

Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Revenues:
License and development service revenue	$23,742	$-	$23,742	*
Other collaboration revenue	9,839	9,461	378	4%
Total revenues	33,581	9,461	24,120	*
Operating expenses:
Research and development	76,684	71,254	5,430	8%
General and administrative	26,294	16,343	9,951	61%
Total operating expenses	102,978	87,597	15,381	18%
Loss from operations	(69,397)	(78,136)	8,739	-11%
Non-operating income, net	4,478	161	4,317	*
Net loss	$(64,919)	$(77,975)	$13,056	-17%

* Not meaningful

Revenues

Revenues increased $24.1 million, from $9.5 million for the three months ended September 30, 2021 to $33.6 million for the three months ended September 30, 2022. In the three months ended September 30, 2022, we recognized $23.7 million in license and development service revenues for all programs optioned by Gilead. License and development service revenues included $8.9 million in revenues due to changes in the total estimated effort to be incurred in the future to satisfy the performance obligations, primarily driven by zimberelimab. We further recognized $8.3 million in other collaboration revenues related to Gilead’s ongoing rights to access our intellectual property in accordance with the Gilead Collaboration Agreement, as well as the final $1.5 million of other collaboration revenues under the Taiho Agreement. In the three months ended September 30, 2021, we recognized $7.7 million in collaboration revenues in accordance with the Gilead Collaboration Agreement, as well as $1.8 million under the Taiho Agreement. See Note 7 to our condensed consolidated financial statements in Part I, Item 1 for further discussion of the amount and timing of revenues recognized from our collaboration agreements.

Research and Development Expenses

Research and development expenses increased $5.4 million, or 8%, from $71.3 million for the three months ended September 30, 2021 to $76.7 million for the three months ended September 30, 2022. Our expanding clinical and development activities for domvanalimab and zimberelimab in combination studies drove increases of $14.7 million in manufacturing costs, as well as $6.7 million in clinical costs. Our growing headcount and our 2022 stock awards drove an $8.5 million increase in employee compensation costs, including approximately $0.2 million of increased non-cash stock-based compensation. The year over year increase in costs incurred to support our programs described above was partially offset by cost-sharing reimbursements, which increased to $26.6 million from $0.8 million in the same quarter in the prior year as we incurred qualified expenses on the four programs optioned by Gilead. Reimbursements in the same quarter in the prior year were based upon our expenditures on a single program.

General and Administrative Expenses

General and administrative expenses increased $10.0 million, or 61%, from $16.3 million for the three months ended September 30, 2021 to $26.3 million for the three months ended September 30, 2022. The increase in general and administrative expenses was driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations. Our growing headcount as well as our 2022 stock awards drove a $3.7 million increase in employee compensation costs, including approximately $1.6 million in increased non-cash stock-based compensation. We incurred an approximately $3.0 million increase in office facilities expense due to our expanding headcount and office space. We also incurred an increase of $1.6 million in consulting expenses incurred in corporate development activities.

Non-Operating Income, Net

Non-operating income, net increased $4.3 million, from $0.2 million for the three months ended September 30, 2021 to $4.5 million for the three months ended September 30, 2022. The increase in interest income from our portfolio of investments in marketable fixed-income securities compared to the same quarter in the prior year was partially offset by an increase in non-cash interest expense incurred on our liability for sale of future royalties to BVF.

Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Revenues:
License and development service revenue	$48,374	$-	$48,374	*
Other collaboration revenue	29,971	28,383	1,588	6%
Total revenues	78,345	28,383	49,962	176%
Operating expenses:
Research and development	207,800	206,412	1,388	1%
General and administrative	76,104	48,990	27,114	55%
Total operating expenses	283,904	255,402	28,502	11%
Loss from operations	(205,559)	(227,019)	21,460	-9%
Non-operating income, net	7,019	481	6,538	*
Loss before income taxes	(198,540)	(226,538)	27,998	-12%
Income tax expense	(1,004)	-	(1,004)	*
Net loss	$(199,544)	$(226,538)	$26,994	-12%

* Not meaningful

Revenues

Revenues increased $49.9 million, from $28.4 million for the nine months ended September 30, 2021 to $78.3 million for the nine months ended September 30, 2022. In the nine months ended September 30, 2022, we recognized $48.4 million in license and development service revenues for all programs optioned by Gilead. License and development service revenues included $13.1 million in revenues due to changes in the total estimated effort to be incurred in the future to satisfy the performance obligations, primarily driven by zimberelimab. We further recognized $24.9 million in other collaboration revenues related to Gilead’s ongoing rights to access our intellectual property in accordance with the Gilead Collaboration Agreement, as well as the final $5.0 million of other collaboration revenues under the Taiho Agreement. In the nine months ended September 30, 2021, we recognized $23.1 million in collaboration revenues in accordance with the Gilead Collaboration Agreement, as well as $5.3 million under the Taiho Agreement. See Note 7 to our condensed consolidated financial statements in Part I, Item 1 for further discussion of the amount and timing of revenues recognized from our collaboration agreements.

Research and Development Expenses

Research and development expenses increased $1.4 million after reimbursements, or 1%, from $206.4 million for the nine months ended September 30, 2021 to $207.8 million for the nine months ended September 30, 2022. Our expanding clinical and development activities for domvanalimab and zimberelimab in combination studies drove increases of $36.0 million in manufacturing costs and $28.4 million in clinical costs. We incurred additional increases of $3.9 million in office facilities expense due to our expanding headcount and office space, and $3.3 million for consulting services compared to the same period in the prior year. Our growing headcount and our 2022 stock awards drove a $27.6 million increase in employee compensation costs, including approximately $3.2 million of increased non-cash stock-based compensation. The year over year increase in costs incurred to support our programs described below was offset by cost-sharing reimbursements, which increased to $92.7 million from $6.9 million in the same period in the prior year as we incurred qualified expenses on the four programs optioned by Gilead. Reimbursements in the same period in the prior year were based upon our expenditures on a single program. There was also a $13.5 million decrease in scientific licenses expense. In the nine months ended September 30, 2022 we paid a $1.5 million milestone fee to WuXi for CD39, compared to $15.0 million in milestones in the same period in the prior year.

General and Administrative Expenses

General and administrative expenses increased $27.1 million, or 55%, from $49.0 million for the nine months ended September 30, 2021 to $76.1 million for the nine months ended September 30, 2022. The increase in general and administrative expenses was driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations. We incurred an approximately

$10.6 million increase in office facilities expense due to our expanding headcount and office space. Our growing headcount as well as our 2022 stock awards drove a $10.5 million increase in employee compensation costs, including approximately $4.6 million in increased non-cash stock-based compensation. We also incurred an increase of $3.8 million in consulting expenses for corporate development activities.

Non-Operating Income, Net

Non-operating income, net increased $6.5 million, from $0.5 million for the nine months ended September 30, 2021 to $7.0 million for the nine months ended September 30, 2022. The increase in interest income from our portfolio of investments in marketable fixed-income securities compared to the same quarter in the prior year was partially offset by an increase in non-cash interest expense incurred on our liability for sale of future royalties to BVF.

Income Tax Expense

Income tax expense was $1.0 million for the nine months ended September 30, 2022, compared to none in the same period the prior year. The increase in income tax expense was due to the completion of a U.S. state nexus study for the 2021 tax year.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily from the sale of our equity securities and revenue through research, collaboration and license agreements with our strategic partners including Gilead. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs.

As of September 30, 2022, we had $1,191.9 million of cash, cash equivalents, and investments in marketable securities, compared to $681.3 million as of December 31, 2021. The increase in cash from the prior year end is primarily due to the receipt of $725.0 million in option exercise payments from Gilead in January 2022. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury obligations, investments in corporate securities and certificates of deposit.

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

Summary Condensed Consolidated Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents and restricted cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
Net cash (used in) provided by:	2022	2021
Operating activities	$507,739	$(194,068)
Investing activities	(459,811)	(22,782)
Financing activities	21,805	225,669
Net increase in cash, cash equivalents and restricted cash	$69,733	$8,819

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $507.7 million for the nine months ended September 30, 2022 compared to $194.1 million used in operating activities for the same period in the prior year. The change in cash flow from operating activities is primarily due to Gilead's exercise of its options to three programs, resulting in the receipt of $725.0 million from Gilead in January 2022 and the increase in cost-sharing reimbursements to $93.4 million in the nine months ended September 30, 2022. These receipts were partially offset by our net loss of $199.5 million, as well as year-over-year changes in non-cash items, including an increase of $7.8 million in non-cash stock-based compensation, and changes in our asset and liability balances due to the timing of payments to or from our vendors and collaborators.

Cash Used in Investing Activities

Cash used in investing activities was $459.8 million for the nine months ended September 30, 2022 compared to $22.8 million for the same period in the prior year. The change in cash flow from investing activities was primarily due to higher net purchases of short-term and long-term securities as we invested a portion of the $725.0 million received from Gilead in January 2022 in fixed income marketable securities.

Cash Provided by Financing Activities

Cash provided by financing activities was $21.8 million for the nine months ended September 30, 2022 compared to $225.7 million in the same period in the prior year. The decrease in cash flow from financing activities was primarily due to the $220.4 million received from Gilead in February 2021 pursuant to the terms of the Amended and Restated Stock Purchase Agreement which did not recur in the nine months ended September 30, 2022. The overall decrease is partially offset by increased funds received for issuance of common stock pursuant to equity award plans and $5.0 million received under the BVF agreement.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations outside the ordinary course of business during the nine months ended September 30, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are a pre-commercial company with a limited operating history. We have incurred annual net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We have never generated any revenue from product sales and may never be profitable.
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

The degree to which COVID-19 impacts our business operations, research and development programs and financial condition remains highly uncertain and dependent on future developments, including the ultimate duration and/or severity of the pandemic, the impact of any resurgences and new variants that emerge, actions by government authorities to contain the spread of the virus, the availability, and adoption and effectiveness of vaccines and boosters. We conduct our clinical trials in the U.S. and internationally in geographic regions that are impacted by COVID-19 to varying degrees, and disruptions caused by the COVID-19 pandemic, including the reinstitution of shelter-in-place measures, may impact our ability to initiate, supply, enroll, conduct or complete our ongoing or planned clinical trials. Furthermore, regulatory authorities and ethics committees may divert resources, prolonging the time for review of new studies and any protocol or other amendments for ongoing studies. Global shipping has also been challenged by the evolving pandemic and has led to delays in our receipt of materials and supplies, including our investigational product and other standard-of-care drugs used in the conduct of our clinical trials. We are unable to predict the ultimate impact of this pandemic on our programs.

The impact of the COVID-19 pandemic, including governmental and other actions to combat it such as the imposition of shelter-in-place and other public health orders, may exacerbate the effects of the risks described below.

Risks Related to our Limited Operating History, Financial Position and Capital Requirements

We are a pre-commercial immuno-oncology company with a limited operating history. We have never generated any revenue from product sales and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a pre-commercial immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale nor have we ever generated any revenue from product sales. In 2021, we recognized our first annual net income since commencing operations as a result of option payments totaling $725.0 million due to us from Gilead following its exercise of options to three of our programs. For the nine months ended September 30, 2022 and the year ended December 31, 2021 we had net losses of $199.5 million and net income of $52.8 million, respectively. As of September 30, 2022, we had an accumulated deficit of $474.9 million. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. Despite net income in 2021 of $52.8 million, we expect to incur substantial and increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of September 30, 2022, we had $1,191.9 million of cash, cash equivalents and investments. While we believe that our cash position will be sufficient to fund our anticipated level of operations into 2026, our future capital requirements will depend on many factors, including:

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
•
the timing and amount of milestone payments and option fees we receive from Gilead under the Gilead Collaboration Agreement and from Taiho under the Taiho Agreement;
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

For example, enrollment of oncology subjects in our clinical trials evaluating zimberelimab may be hampered by nivolumab from Bristol-Myers Squibb and pembrolizumab from Merck, both of which are approved and on the market. Subjects may opt to be treated with an approved product rather than our anti-PD-1 antibody investigational product. In addition, Roche/Genentech, Merck and Beigene have initiated numerous Phase 3 trials with their respective anti-TIGIT antibodies, which could reduce the number of clinical sites and subjects available for our registrational program for domvanalimab (our anti-TIGIT antibody), including ARC-10 and STAR-121, each Phase 3 trials in lung cancer and STAR-221, our Phase 3 trial in gastrointestinal cancers.

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

In May 2020, we entered into the Gilead Collaboration Agreement whereby Gilead obtained an exclusive license to zimberelimab and time-limited exclusive options to all of our then current and future programs during the 10-year collaboration term. In November 2021, we amended the Gilead Collaboration Agreement, and in connection with such amendment, Gilead exercised its option to three programs to obtain exclusive licenses to domvanalimab, AB308, etrumadenant and quemliclustat, and the parties added a research collaboration. Pursuant to the Gilead Collaboration Agreement, we co-develop the optioned programs with Gilead and equally share global development costs for the joint development programs, subject to opt-out rights applicable to certain programs, and expense caps on our spending and true-up adjustments. For each optioned program, provided we have not exercised our opt-out rights (if applicable), we have an option to co-promote in the United States with equal sharing of related profits and losses. Gilead has the right to exclusively commercialize any optioned programs outside of the U.S., subject to the rights of our existing partners to any territories, and will pay us tiered royalties as a percentage of revenues. In connection with the entry into the Gilead Collaboration Agreement in May 2020, we and Gilead also entered into a common stock purchase agreement and an investor rights agreement. Our agreements with Gilead pose a number of risks including, but not limited to, the following:

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
•
we have appointed two individuals designated by Gilead to our board of directors pursuant to the terms of the investor rights agreement, and Gilead owns approximately 19.1% of our outstanding common stock and will have the right (but not the obligation) to acquire additional shares from us up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock and, as a result, may be able to exert significant influence over our company;
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

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products are approved. We currently have limited manufacturing arrangements and expect that each of our investigational products will only be covered by single source suppliers for the foreseeable future. In particular, we have an exclusive relationship with WuXi Biologics, located in China, for the manufacture of zimberelimab. Our contract manufacturers are subject to import and export rules and restrictions, which may impact their ability to acquire materials used in the manufacturing of our investigational product or export our manufactured investigational products to the countries where our clinical trials are conducted. We closely monitor the inventory for each of our investigational products in order to prevent or minimize the impact of potential disruptions, and have not yet experienced any disruptions in our ability to manufacture our investigational products as a result of the COVID-19 health crisis. However, the pandemic prevented the U.S. Commerce Department from conducting inspections of WuXi Biologics in connection with purchases of hardware that are subject to U.S. export controls. As a result, two subsidiaries of WuXi Biologics were placed on the U.S.'s "Unverified List". One such subsidiary has since been removed from the Unverified List. At this time, we do not anticipate any impact to our manufacturing plans with WuXi Biologics. Furthermore, the pandemic has severely challenged supply chains, increasing the lead time for us and our contract manufacturers to obtain raw materials used in the manufacturing of our investigational products. Our reliance on limited manufacturing and use of a single global distributor increases the risk that we will not have sufficient quantities of our investigational products for use in our clinical trials or, if approved, quantities of product at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, reporting and notification obligations, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. We may need to devote substantial time and attention to ensuring that we successfully integrate these transactions into our existing operations and are compliant with our obligations under these agreements, which may divert management’s time and attention away from our research and development programs or other day-to-day activities. If we fail to comply with the obligations under our license agreements or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the investigational product being developed under any such agreement and any other investigational products being developed or tested in combination. For example, zimberelimab, which we in-licensed from WuXi Biologics, is intended to be used as the cornerstone of our combination strategy. Domvanalimab, which we in-licensed from Abmuno Therapeutics, is being evaluated in four registrational studies: ARC-10, PACIFIC-8 (in collaboration with AstraZeneca), STAR-121 (being operationalized by Gilead) and STAR-221. In the event we breach our license agreement with WuXi Biologics and/or Abmuno Therapeutics, and our license agreements are terminated, we would be unable to pursue our intra-portfolio combination strategy, or we would have to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.

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

In connection with certain of our acquisitions, in-license or other collaborations or strategic alliances, we may agree to and be bound by negative covenants which may limit our development and commercial opportunities. For example, pursuant to our in-license of anti-PD-1 antibodies from WuXi Biologics, we made certain covenants to not commercialize any anti-PD-1 antibody licensed or obtained by us after the date of the license agreement with WuXi Biologics other than anti-PD-1 antibodies licensed from WuXi Biologics, subject to certain exceptions as set forth in our license agreement with WuXi Biologics. Furthermore, we agreed in our license agreement that WuXi Biologics would be our exclusive manufacturer of anti-PD-1 antibodies licensed thereunder until a certain number of years has elapsed following commercialization of such an anti-PD-1 antibody. These exclusivity provisions may inhibit our development efforts, prevent us from forming strategic collaborations to develop and potentially commercialize any other anti-PD-1 antibody investigational products and may materially harm our business, financial condition, results of operations and prospects.

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

Some of the other products in the same class as our investigational products have already been approved or are further along in development. With respect to our anti-TIGIT antibodies, domvanalimab and AB308, we are aware of several pharmaceutical companies developing antibodies against this target, including Beigene, Biothera, Bristol-Myers Squibb, Compugen, Roche/Genentech, Innovent,

iTeos/GSK, Junshi/Coherus, Merck, EMD Serono, Mereo and SeaGen. Agenus/Bristol Myers Squibb, AstraZeneca, Innovent, Shanghai Henlius Biotech and Shanghai Huaota Biopharmaceutical are developing TIGIT bispecific antibodies. To our knowledge, there are no approved anti-TIGIT antibodies and the most advanced agents are in Phase 3 development. With respect to our dual adenosine receptor antagonist, etrumadenant, we are aware that Incyte and Merck KGaA have initiated clinical development of dual adenosine receptor antagonists and we are aware of clinical-stage selective adenosine A2aR antagonists being developed by other companies, including AstraZeneca, Corvus, CStone, Dizal Pharma, Exscientia, Innolake Biopharma, iTeos, Novartis and Portage (acquired from Tarus), and clinical-stage selective adenosine A2bR antagonists being developed by Palobiofarma, Portage (acquired from Tarus) and Teon. For our small-molecule CD73 inhibitor, quemliclustat, we are aware of several pharmaceutical companies developing antibodies against this target, including Akeso, AstraZeneca, BioTheus, Bristol-Myers Squibb, Corvus, Incyte, Innate, Innovent, Jacobio, Novartis, Phanes Therapeutics, Shanghai Henlius Biotech, Symphogen/Servier and Tracon/I-Mab, all of whom have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies have small-molecule programs against this target, of which only Antengene and ORIC are believed to be in clinical development. Regarding our anti-PD-1 antibody, zimberelimab, multiple large pharmaceutical companies have already received regulatory approvals for their anti-PD-1/PD-L1 antibodies, including AstraZeneca, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, and there are also many other anti-PD-1 and anti-PD-L1 antibodies in clinical development. For our HIF-2α inhibitor, AB521, we are aware that Merck received approval for belzutifan in 2021. Other pharmaceutical companies, including Novartis and NiKang Therapeutics have small-molecule HIF-2α inhibitors in development. Arrowhead Pharmaceuticals has advanced an RNA-based anti-HIF-2α agent into the clinic.

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

Emerging international trade relations may also adversely impact our operations and/or financial condition by limiting or preventing the activities of third parties that we engage or increasing the cost of our operations. For example, WuXi Biologics, located in China, is our sole manufacturer of our investigational biologics, including zimberelimab, domvanalimab and AB308. The U.S. Commerce Department recently added thirty-three entities from China to its "Unverified List", including two subsidiaries of WuXi Biologics (one of which has since been removed from the Unverified List). which may impact WuXi Biologics' ability to purchase certain hardware used in the manufacturing of our antibodies. In addition, if tariffs were to be imposed on the investigational products they manufacture for us, such tariffs would have an adverse impact on our operating results and financial condition.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of investigational products, restrict or regulate post-approval activities, and affect the ability to profitably sell investigational products for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA), which, among other things, (1) directs the U.S. Department of Health and Human Services to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. For additional detail regarding health care reform activities that may impact our business, see “Item 1. Business—Government Regulation—Healthcare Reform” in our Annual Report on Form 10-K.

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

Based upon shares outstanding as of September 30, 2022, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 53.0% of our common stock. In particular, Gilead owns approximately 19.1% of our outstanding common stock, and we have appointed its two designees to our board of directors pursuant to the terms of our investor rights agreement. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018
3.2	Amended and Restated Bylaws	8-K	001-38419	3.1	May 26, 2020
10.1A	Letter Agreement with Gilead Sciences, Inc., dated July 1, 2022	8-K	001-38419	10.2	August 3, 2022
10.2	Amendment No. 1 to Investor Rights Agreement, dated October 11, 2022	8-K	001-38419	10.1	October 11, 2022
10.3*	Letter Agreement, dated July 25, 2022, between the Registrant and Dimitry S.A. Nuyten, MD., Ph.D.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

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

ARCUS BIOSCIENCES, INC.

Date:	November 2, 2022	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2022	By:	/s/ Robert C. Goeltz II
Robert C. Goeltz II
Chief Financial Officer (Principal Financial and Accounting Officer)