Form 10-K
period 2022-12-31
Arcus Biosciences, Inc.
filed 2023-02-28
CIK 1724521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2022 was $1,298,340,892. This excludes 13,813,029 shares of the Registrant's Common Stock held by Gilead Sciences, Inc., and 7,035,629 shares held by executive officers, directors and stockholders affiliated with directors at that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 17, 2023 was 73,011,325.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2022.

Auditor Firm ID:	42	Auditor Name:	Ernst & Young, LLP	Auditor Location:	San Mateo, California, USA

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

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
•
our ability to obtain and maintain regulatory approvals of our investigational products and the potential market opportunities for commercializing our investigational products;
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

i

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

RISK FACTOR SUMMARY

The following is a summary of the key risks and uncertainties that make an investment in our securities speculative and risky. The below summary does not contain all of the information that may be important to you, and you should read this summary together with the more detailed description risks related to an investment in our securities set forth in this report under "Item 1A. Risk Factors".

Risks Related to our Limited Operating History, Financial Position and Capital Requirements

•
We have a history of operating losses, have never generated any revenue from product sales and anticipate that we will continue to incur significant losses for the foreseeable future.
•
We may need to obtain additional funding to finance our operations and complete the development and any commercialization of our investigational products. If we do not receive substantial capital when needed, we may be forced to restrict our operations or delay, reduce or eliminate our product development programs.

Risks Related to the Discovery and Development of our Investigational Products

•
Clinical drug development is a lengthy, expensive and uncertain process, if we are unable to develop, obtain regulatory approval for and commercialize our investigational products, or experience significant delays in doing so, our business will be materially harmed.
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
•
Preliminary and interim data from our clinical studies that we announce or publish from time to time could materially change due to audit and verifications procedures or as more patient data becomes available.
•
Serious adverse events, undesirable side effects or other unexpected properties of our investigational products may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our investigational products or limitations on the use of our investigational products or revocation of any marketing authorizations or subsequent limitations on the use of our investigational products.
•
If we are not successful in discovering, developing and commercializing investigational products that take advantage of different mechanisms of action to achieve superior outcomes relative to the use of single agents or other combination therapies, our ability to achieve our strategic objectives would be impaired.
•
Development of combination therapies may present more or different challenges than other therapies.
•
Failure to successfully develop, validate and obtain regulatory clearance or approval for any required companion diagnostics could prevent us from realizing the commercial potential of our investigational products.

Risks Related to Reliance on Third Parties, Manufacturing and Commercialization

•
If our collaboration with Gilead is not successful, our business could be adversely affected.
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
•
Even if we receive marketing approval, we may not be successful in commercializing our investigational products or obtaining coverage and reimbursement approval for a product from a government or other third-party payor, which coverage may be delayed or may not be sufficient to cover our costs.

•
Our investigational products may never be approved or commercialized outside the United States, which would limit our ability to realize their full market potential.
•
Any investigational products for which we intend to seek approval as biologic products may face competition sooner than anticipated.

Risks Related to In-Licenses, Strategic Arrangements and Intellectual Property

•
We are currently party to several in-license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our investigational products. If we breach our obligations under these agreements, we may be required to pay damages, lose our rights to these investigational products or both, which would adversely affect our business and prospects.
•
If we are unable to obtain and maintain sufficient intellectual property protection for our investigational products, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
•
We may need to obtain additional licenses of third-party technology which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.
•
We may become involved in lawsuits alleging that we have infringed the intellectual property rights of third parties or to protect or enforce our patents or other intellectual property, which litigation could affect our ability to develop or commercialize our investigational products.
•
Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our investigational products.
•
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to our Business Operations and Industry

•
We expect to expand our business operations and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•
We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us. If their investigational products are shown to be safer or more effective than ours, then our commercial opportunity will be reduced or eliminated.
•
Our internal information technology systems, and those of the third parties upon which we rely, are subject to failure, security breaches and other disruptions, which could result in a material disruption of our investigational products’ development programs, jeopardize sensitive information, or prevent us from accessing critical information or result in a loss of our assets, and potentially expose us to notification obligations, loss, liability or reputational damage and otherwise adversely affect our business.
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

PART I

Item 1. Business

Company Overview

We are a clinical-stage biopharmaceutical company focused on creating best-in-class therapies. Using our robust and highly efficient drug discovery capability, we have created a significant portfolio of investigational products which are in clinical development, with our most advanced molecule, an anti-TIGIT antibody, now in four Phase 3 registrational studies targeting lung and gastrointestinal cancers. Our deep portfolio of novel small molecules and enabling antibodies allows us to create highly differentiated therapies, which we are developing to treat multiple large indications. We expect our clinical-stage portfolio to continue to expand and to include molecules targeting immuno-oncology, cancer cell-intrinsic and immunological pathways. Our vision is to create, develop and commercialize highly differentiated therapies that have a meaningful impact on patients.

The following chart summarizes our clinical pipeline:

Molecule[a,b,c]	Indication	Study	Line & Regimen
DOMVANALIMAB (DOM) *FC-SILENT ANTI-TIGIT ANTIBODY*	NSCLC	ARC-7	1L, PD-L1 ≥ 50% dom + zim ± etruma vs. zim
	NSCLC	EDGE-Lung	1L, 2L dom + zim ± quemli ± chemo
	NSCLC	VELOCITY-Lung	1L, 2L dom ± zim ± etruma ± sacituzumab govitecan
	NSCLC	ARC-10	1L, PD-L1 ≥ 50% dom + zim vs. pembro
	NSCLC	PACIFIC-8	Stage III, unresectable, PD-L1 ≥ 1% dom + durvalumab vs. durvalumab
	NSCLC	STAR-121	1L dom + zim + chemo vs. pembro + chemo
	UPPER GI	EDGE-Gastric	1L dom + zim + FOLFOX*
			2L+ dom + zim
	UPPER GI	STAR-221	1L dom + zim + chemo vs. nivo + chemo

Phase 1
Phase 1b
Phase 2
Phase 3

Molecule[a,b,c]	Indication	Study	Line & Regimen
QUEMLICLUSTAT *CD73 INHIBITOR SMALL MOLECULE*	NSCLC	EDGE-Lung	1L, 2L dom + zim ± quemli ± chemo
	PDAC	ARC-8	1L quemli + zim + gem/nab-pac vs. quemli + gem/nab-pac
			2L quemli + zim + gem/nab-pac
ETRUMADENANT (ETRUMA) *DUAL A_{2A}/A_{2B} ADENOSINE RECEPTOR ANTAGONIST SMALL MOLECULE*	NSCLC	ARC-7	1L, PD-L1 ≥ 50% dom + zim ± etruma vs. zim
	NSCLC	VELOCITY-Lung	1L, 2L dom ± zim ± etruma ± sacituzumab govitecan
	CRPC	ARC-6	2L etruma + zim + doce vs. doce etruma + sacituzumab govitecan ± zim
	CRC	ARC-9	2L etruma + zim + FOLFOX* vs. FOLFOX*
			3L etruma + zim + FOLFOX* vs. rego
AB521 *HIF-2α INHIBITOR*	HEALTHY PARTICIPANTS	ARC-14	AB521
	ADVANCED MALIGNANCIES, INCLUDING RCC	ARC-20	2L+ AB521

Phase 1
Phase 1b
Phase 2
Phase 3

Doce: docetaxel; dom: domvanalimab; durva: durvalumab; etruma: etrumadenant; gem/nab-pac: gemcitabine/nab-paclitaxel; quemli: quemliclustat; rego: regorafenib; zim: zimberelimab

CRC=colorectal cancer; CRPC=castrate-resistant prostate cancer; GI=gastrointestinal; NSCLC=non-small cell lung cancer; PDAC=pancreatic ductal adenocarcinoma; RCC=renal cell carcinoma

*+/- biologic

Our anti-PD-1 antibody, zimberelimab, is a cornerstone of many of the combination therapies we are pursuing. We are evaluating zimberelimab in combination with several of our other five investigational products, such as domvanalimab, quemliclustat and etrumadenant. In addition, we have an expanding preclinical pipeline which currently includes AB598, a CD39 antibody, and AB801, a potentially best-in-class Axl inhibitor discovered internally by us. We also expect to advance our first small molecule against an inflammation target into preclinical development in 2023.

Our Clinical Product Portfolio

We currently have five clinical programs focused on unique targets including TIGIT, PD-1, adenosine A2a and A2b receptors, CD73 and HIF-2α. Within these programs, we are currently evaluating three antibodies and three small molecules across 13 different clinical studies, including four Phase 3 studies. In 2020, we entered into an Option, License and Collaboration Agreement (as amended, the Gilead Collaboration Agreement) with Gilead Sciences, Inc. (Gilead) to strategically advance our portfolio through a collaborative relationship. The Gilead Collaboration Agreement provides Gilead with an exclusive license to our anti-PD-1 program (including zimberelimab) and time-limited exclusive option rights to our clinical programs, which they have exercised for our anti-TIGIT program (including domvanalimab and AB308), adenosine receptor antagonist program (including etrumadenant) and CD73 program (including quemliclustat). For all such optioned programs, we are co-developing investigational products with Gilead. The Collaboration Agreement and our strategic partnership with Gilead is discussed in more detail below under “License and Collaborations—Gilead Collaboration”.

Anti-TIGIT Program

Domvanalimab, our Fc-silent Anti-TIGIT Antibody

TIGIT is believed to play an important role in suppressing the immune response to cancer. The primary ligand for TIGIT (T-cell immunoreceptor with Ig and ITIM domains) is CD155, a protein that plays both inhibitory and stimulatory roles in regulating the activity of effector immune cells such as T and NK cells. TIGIT is an inhibitory receptor highly expressed on T cells displaying an exhausted phenotype, tumor-infiltrating Treg, and NK cells. During the past couple of years, expression of TIGIT, along with PD-1, on precursor exhausted T cells (Tpex), a key population that mediates some of the therapeutic effects of anti-PD-1 agents, has become well documented. The ligands for TIGIT, including CD155, are broadly expressed on multiple cell types in the tumor microenvironment, including cancer cells. CD155 binding to TIGIT results in inhibition of immune cells.

As T cells are important in the immune response, domvanalimab was engineered to lack Fc-receptor binding in order to minimize the risk of depleting such cells, which we believe may provide domvanalimab with an advantage over Fc-enabled anti-TIGIT antibodies.

We are pursuing a broad Phase 2 and Phase 3 development program for domvanalimab in combination with our anti-PD-1 antibody, zimberelimab, in multiple lung and gastrointestinal cancer settings, each of which we believe represents a multi-billion dollar revenue opportunity. Our clinical program for domvanalimab currently includes four ongoing Phase 3 studies each evaluating domvanalimab plus zimberelimab versus the relevant global standard of care. We estimate that the total addressable market for the ongoing Phase 3 trials of domvanalimab is over $10 billion annually, based on the size of the drug treatable U.S. patient populations.

We have the following ongoing Phase 3 studies for domvanalimab:

•
ARC-10 is a Phase 3 study evaluating domvanalimab in combination with zimberelimab versus pembrolizumab, the global standard of care in first-line metastatic, PD-L1≥50% NSCLC. The U.S. patient population for this setting is approximately 33,000 individuals. We are operationalizing this study and sharing costs with Gilead.
•
STAR-121 is a Phase 3 study evaluating domvanalimab in combination with zimberelimab and chemotherapy versus pembrolizumab and chemotherapy in first-line non-small cell lung cancer (NSCLC). The U.S. patient population for this setting is approximately 119,000 individuals. Gilead is operationalizing this study and sharing costs with us.
•
STAR-221 is a Phase 3 evaluating domvanalimab in combination with zimberelimab and chemotherapy versus nivolumab and chemotherapy in first-line unresectable or metastatic gastrointestinal cancers. The U.S. patient population for this setting is approximately 25,000 individuals. We are operationalizing this study and sharing costs with Gilead.
•
PACIFIC-8 is a Phase 3 study evaluating domvanalimab in combination with durvalumab following chemoradiation in Stage 3 NSCLC, a setting in which durvalumab is already approved. The U.S. patient population for this setting is approximately 21,000 individuals. AstraZeneca plc (AstraZeneca) is operationalizing this study and sharing costs with us and Gilead.

In addition, we are evaluating domvanalimab in the following Phase 2 studies:

•
ARC-7 is a randomized Phase 2 study evaluating the combination of domvanalimab plus zimberelimab (to which we refer as the “doublet”) vs. domvanalimab plus zimberelimab plus etrumadenant (to which we refer as the “triplet”) vs. zimberelimab monotherapy in first-line metastatic, PD-L1≥50% NSCLC. We are operationalizing this study and sharing costs with Gilead.
•
EDGE-Gastric (formerly known as ARC-21) is a Phase 2 study evaluating the combination of domvanalimab and zimberelimab, with and without FOLFOX in gastrointestinal cancers. We are operationalizing this study and sharing costs with Gilead.
•
EDGE-Lung is a Phase 2 study evaluating the combination of domvanalimab and zimberelimab with and without quemliclustat and chemotherapy in first- and second-line NSCLC. We are operationalizing this study and sharing costs with Gilead.
•
Velocity-Lung is a Phase 2 study evaluating domvanalimab with and without zimberelimab, etrumadenant and sacituzumab govitecan-hziy (Trodelvy®) in first- and second-line NSCLC. Gilead is operationalizing this study and sharing costs with us.

In December 2022, we presented data from our ARC-7 study which demonstrated clinically meaningful improvements in median progression-free survival (PFS) and six-month landmark PFS rates compared to zimberelimab monotherapy, with a 45% reduction in risk of disease progression or death for the doublet and 35% for the triplet. With a median follow-up time of 12 months, the doublet and triplet combinations demonstrated median PFS of 12.0 and 10.9 months, respectively, relative to 5.4 months for zimberelimab monotherapy. Each of the domvanalimab-containing study arms also demonstrated clinically meaningful improvements in objective response rate (ORR) compared to zimberelimab monotherapy. Confirmed ORR was 27%, 41% and 40% for the zimberelimab monotherapy arm and the domvanalimab-doublet and -triplet arms, respectively. While the triplet arm did not show an improvement over the doublet arm, it reinforces the results observed in the doublet arm, and the study will continue to monitor PFS, as well as overall survival, for the triplet arm as these data mature.

AB308, our Fc-enabled Anti-TIGIT Antibody

An Fc-enabled anti-TIGIT antibody is able to engage with Fc receptors on immune cells, inducing antibody dependent cellular toxicity, or death, of TIGIT-expressing cells. In 2021, we initiated ARC-12, our Phase 1/1b study evaluating AB308 together with zimberelimab. We are operationalizing this study and sharing costs with Gilead. Given the clinical data generated to date with our Fc-silent anti-TIGIT antibody domvanalimab in the ARC-7 trial, we have decided to de-prioritize the clinical development of AB308.

Anti-PD-1 Program

In 2017, we in-licensed zimberelimab, a fully human IgG4 antibody, from WuXi Biologics. We are currently using zimberelimab as the cornerstone of our combination strategy and evaluating it with various intra-portfolio combination partners in nearly all our ongoing clinical studies. Zimberelimab has been approved in China for classical Hodgkin’s Lymphoma, based on data generated independently by Guangzhou Gloria Biosciences, Co. (Gloria Biosciences), which owns the commercial rights to zimberelimab in China. In addition, in December 2022, Gloria Biosciences presented Phase 2 data for zimberelimab in recurrent or metastatic cervical cancer. To date, zimberelimab has been evaluated by us and Gloria Biosciences, either alone or in combination with other agents, in nearly 1,000 patients.

Adenosine Pathway Programs

Under conditions of cellular damage or cell death, such as in response to certain chemotherapies, large amounts of adenosine triphosphate (ATP) are released into the extracellular environment, where it is converted into adenosine monophosphate by the enzyme CD39 and then into adenosine by the enzyme CD73. The generation of large amounts of extracellular adenosine results in an immunosuppressive response that counteracts some of the potentially beneficial effects of chemotherapy. Two receptors important in mediating the effect of adenosine are A2a, which is expressed on T and natural killer (NK) cells, and A2b, which is co-expressed with A2a on myeloid cells. We currently have two programs targeting the adenosine pathway.

Adenosine Receptor Antagonist Program

Etrumadenant is an orally bioavailable small molecule. Unlike most other clinical-stage adenosine receptor antagonists, which only target one of the two receptors, etrumadenant is a highly potent and reversible antagonist of the adenosine A2a and A2b receptors. We believe that activation of the adenosine A2a receptors on T cells and NK cells mediates a significant portion of the immunosuppressive effects of adenosine but that binding of adenosine to A2b receptors on myeloid cells also contributes significantly to intra-tumoral immune suppression; consequently, etrumadenant could prove to have more robust anti-tumor effects and activity in a broader range of tumor types than other adenosine A2a or A2b antagonists in clinical development.

In addition to the ARC-7 study described above, we have two ongoing studies evaluating etrumadenant:

•
ARC-6 is a Phase 2 study evaluating etrumadenant plus zimberelimab and docetaxel vs. docetaxel in 2L+ mCRPC. At ASCO 2021, we presented early data demonstrating that the etrumadenant combination showed a 35% PSA response (defined as a >50% reduction in PSA level) in the Stage 1 portion of this study in 17 evaluable patients. The safety profile was consistent with the known profiles of each individual agent, and no significant additive toxicity was observed with the addition of etrumadenant. We are operationalizing this study and sharing costs with Gilead.

•
ARC-9 is a Phase 2 study evaluating etrumadenant plus zimberelimab and FOLFOX with and without bevacizumab vs. FOLFOX with and without bevacizumab or regorafenib in second- and third-line metastatic colorectal cancer. We are operationalizing this study and sharing costs with Gilead.

All these studies are designed to support the potential of etrumadenant in multiple indications that represent substantial market opportunities with significant unmet need.

CD73 Program

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

In addition to the EDGE-Lung study described above, we are evaluating quemliclustat in ARC-8. ARC-8 is a Phase 1/1b clinical study in metastatic pancreatic cancer evaluating quemliclustat + zimberelimab + gemcitabine and nab-paclitaxel (the standard-of-care chemotherapies used for advanced pancreatic cancer). In the first half of 2023, we expect PFS and overall survival data from all 90 patients in the randomized portion of the study that is evaluating quemliclustat plus chemotherapy with or without zimberelimab in first-line pancreatic cancer. We are operationalizing this study and sharing costs with Gilead.

HIF-2α Program

HIF-2α is a master transcriptional regulator of multiple genes involved in tumor progression. In 2021, the first HIF-2α inhibitor, belzutifan (WELIREG™), was approved by the FDA for the treatment of patients with VHL disease who require therapy for associated RCC.

AB521 is our oral, small-molecule inhibitor of HIF-2α and is our first investigational product against a cancer cell-intrinsic target to enter clinical development. In October 2022, we presented data at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium from the fourth cohort of ARC-14, a healthy volunteer study of AB521. The pharmacokinetic and pharmacodynamic data in healthy volunteers support a potentially improved clinical profile compared to that of the approved HIF-2α inhibitor. We believe that AB521 could have activity in multiple tumor types, particularly when combined with our investigational products targeting the adenosine pathway.

We are currently evaluating AB521 in ARC-20, a Phase 1 clinical study in second-line renal cell carcinoma. We are operationalizing this study.

Our Early-Stage Drug Discovery Programs

We have active early-stage discovery efforts focused on the creation of additional development candidates aimed at regulating various aspects of the anti-tumor immune response as well as other cancer-intrinsic pathways which we believe play an important role in many human cancers. These include AB598, our recently selected antibody development candidate that targets CD39, which represents another key node along the ATP-adenosine pathway and rounds out our portfolio of ATP-adenosine targeting molecules, and AB801, our potentially best-in-class small molecule Axl inhibitor. We are also pursuing several small molecules aimed at modulating key biological pathways in various types of cancer that are responsible for the abnormal growth and resistance to current therapies.

We have also initiated our first research program for a non-oncology target; this program is supported with funding from BVF Partners L.P. (BVF) and is focused on the discovery and development of a potentially first-in-class small molecule that may be useful in a wide range of inflammatory conditions.

Commercialization Plans

Subject to timely exercise of Taiho and Gilead's respective option rights, the Taiho Agreement provides us with a potential commercialization partner for Japan and certain other Asian countries, and the Gilead Collaboration

Agreement provides us with a potential commercialization partner for the rest of the world. Under our Gilead Collaboration Agreement, we retain co-promotion rights for the U.S. Therefore, we intend to build the necessary infrastructure and sales, marketing and commercial product distribution capabilities to co-promote our products, if approved, for the United States. Clinical data, the size of the addressable patient population, and the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans.

License and Collaborations

Gilead Collaboration

Clinical Programs

In May 2020, we entered into the Gilead Collaboration Agreement pursuant to which Gilead obtained an exclusive license to our anti-PD-1 program (including zimberelimab) and time-limited exclusive options to (i) all clinical programs existing at the time of entering into the Gilead Collaboration Agreement and (ii) any programs that enter clinical development during the 10-year collaboration term. Gilead's continued option rights are contingent upon Gilead making $100 million continuation payments on each of the fourth, sixth, and eighth anniversaries of the agreement. Gilead's options expire, on a program-by-program basis, after a prescribed period, following the achievement of a clinical development milestone in such program and our delivery to Gilead of the requisite data package. To date, Gilead has exercised its option to our anti-TIGIT program (including domvanalimab and AB308), adenosine receptor antagonist program (including etrumadenant) and CD73 program (including quemliclustat). Gilead may exercise its option to additional programs at any time prior to the expiration of the option and upon payment of an option fee of $150 million per program.

For each program that Gilead has exercised its option, the two companies will co-develop and equally share global development costs for such optioned program, subject to opt-out rights applicable to certain programs, expense caps on our spending and true-up adjustments. For each optioned program, provided we have not exercised our opt-out rights (if applicable), we have an option to co-promote in the United States with equal sharing of related profits and losses. Gilead has the right to exclusively commercialize any optioned programs outside of the U.S., subject to the rights of our existing partners to any territories, and Gilead will pay to us tiered royalties as a percentage of revenues ranging from the high teens to the low twenties. Further, with respect to domvanalimab, we remain eligible to receive up to $500 million in milestone payments.

Preclinical Programs

We have also agreed with Gilead to collaborate on two research programs for which we will lead discovery and early development activities. With respect to these two research programs, Gilead has the right to exercise its option, on a program-by-program basis, upon our completion of certain IND-enabling activities for an option payment of $60 million. If the option is exercised by Gilead at this stage, the collaboration terms for optioned programs will be applicable to each research program except, with respect to commercialization outside of the U.S., Gilead would pay us tiered royalties as a percentage of revenues ranging from high single digits to low double digits. If Gilead declines to exercise its option at this stage, Gilead maintains an option, on a program-by-program basis, which must be exercised prior to the expiration of a prescribed period following the achievement of a clinical development milestone in such program and our delivery to Gilead of the requisite data package. If the option is exercised by Gilead at this later clinical stage for an option payment of $150 million, the collaboration terms for optioned programs will be applicable to the joint development program including that, with respect to commercialization outside of the U.S., Gilead would pay us tiered royalties as a percentage of revenues ranging from the high-teens to the low twenties.

Common Stock Purchase Agreement and Investor Rights Agreement

In connection with our entry into the Gilead Collaboration Agreement, we and Gilead entered into a Common Stock Purchase Agreement (as amended, the Stock Purchase Agreement) and Investor Rights Agreement (as amended, the Investor Rights Agreement). We refer to the Gilead Collaboration Agreement, Stock Purchase Agreement and Investor Rights Agreement as the Gilead Agreements. Under the Stock Purchase Agreement, Gilead has the right, at its option, to purchase additional shares from us, up to a maximum ownership of 35% of our then-outstanding voting common stock, from time to time until July 2025, at a purchase price per share equal to the greater of a 20% premium to market (based on a trailing five-day average closing price) at the time Gilead exercises such option, and the $33.54 initial purchase price per share. The Investor Rights Agreement includes a three-year standstill and lockup restrictions, and provides Gilead with registration rights, pro rata participation rights in certain future financings and the right to designate two individuals to be appointed to our Board of Directors.

Taiho License

In 2017, we entered into the Taiho Agreement pursuant to which Taiho obtained an exclusive option to in-license development and commercialization rights to programs during a five-year term for which IND-enabling studies had begun. These rights are geographically limited to Japan and certain other territories in Asia (excluding China) (the Taiho Territory). To date, Taiho has exercised its option to (i) etrumadenant (the adenosine receptor antagonist program); (ii) zimberelimab (the anti PD-1 program); and (iii) domvanalimab and AB308 (collectively, the anti-TIGIT program). While the five-year term expired in September 2022, Taiho retains option rights to our CD73 program, HIF-2α program and CD39 program. Taiho’s options to these programs expire, on a program-by-program basis, after a prescribed period following the achievement of a clinical development milestone in such program and our delivery to Taiho of the requisite data package.

For each Taiho optioned program, Taiho is obligated to pay to us (i) an option exercise payment for each program that is between $3 million to $15 million, (ii) clinical, regulatory and commercialization milestones of up to $275 million and (iii) royalties on net sales in Taiho’s territories ranging from high single digits to mid-teens. Royalties will be payable on a licensed product-by-licensed product and country-by-country basis during the period of time commencing on the first commercial sale of a licensed product in a country and ending upon the later of: (a) ten (10) years from the date of first commercial sale of such licensed product in such country; and (b) expiration of the last-to-expire valid claim of our patents covering the manufacture, use or sale or exploitation of such licensed product in such country. Taiho is also responsible for the development and commercialization of licensed products in the Taiho Territory. During the fourth quarter 2022, Taiho opted to participate in two Phase 3 trials of domvanalimab combinations, STAR-121 and STAR-221, and would be obligated to make certain milestone payments contingent upon successfully satisfying the related clinical milestones.

WuXi Biologics License - anti-PD-1

Our PD-1 license agreement (the WuXi PD-1 Agreement) with WuXi Biologics Ireland Limited (successor-in-interest to WuXi Biologics (Cayman) Inc., WuXi Biologics), which we entered into in 2017 as subsequently amended, provides us with an exclusive license to (i) develop, use and manufacture products that include an anti-PD-1 antibody, including zimberelimab, throughout the world and (ii) commercialize any such products, throughout the world except in Greater China. Pursuant to the terms of the WuXi PD-1 Agreement, we may incur future clinical and regulatory milestone payments, commercialization milestone payments up to $375 million, and royalty payments that range from high single-digits to low teens of net sales beginning on the first commercial sale and ending on the later of (i) ten (10) years following such first commercial sale and (ii) the expiry of all patents that may subsequently be issued or granted that cover the product in such country, hereafter referred to as the royalty term.

Under the WuXi PD-1 Agreement, we are obligated to appoint WuXi Biologics as our exclusive manufacturer of the drug substance for such licensed products for a specified period of time subject to certain exceptions. Our sublicensees, however, may manufacture, at any time, certain portions of their requirements for such product subject to certain conditions. We made certain covenants not to commercialize any anti-PD-1 antibody licensed or obtained by us after the date of the license agreement with WuXi Biologics other than anti-PD-1 antibodies licensed from WuXi Biologics, subject to certain exceptions as set forth in the WuXi Agreement. This agreement terminates, on a licensed product-by-licensed product and country-by-country basis, on expiration of the royalty term for such licensed product for the applicable country.

Abmuno License

In 2016, we entered into a license agreement (the Abmuno Agreement) with Abmuno Therapeutics LLC (Abmuno) for a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. Under the agreement, we may be required to make additional clinical, regulatory and commercialization milestone payments of up to $88 million.

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

Our Strategy

Our overarching vision is to create a broad portfolio of best-in-class therapies and develop combinations that bring transformative clinical benefits over current treatment options. Our clinical development approach aims to generate meaningful data in the most efficient manner possible in order to rapidly advance our investigational products through clinical trials. Some of the key elements of our strategy include:

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
•
Designing our clinical trials to advance our compounds as quickly and efficiently as possible. Our goal is to identify the best combinations and settings and to rapidly generate randomized proof-of-concept data for our investigational products early in their development. We leverage platform trial designs, such as our ARC-6, ARC-9 and EDGE-Lung studies, which allow us to evaluate multiple combinations and settings for a single tumor type in one clinical trial and compare those combinations against standard-of-care control arms.
•
Pursuing combinations and indications based on strong biological rationales. In selecting indications to pursue, we are focusing on those that are most dependent on the pathways targeted by our agents. We are also focusing on patient populations and settings in which we believe there is still considerable unmet need. As an example, several oncology indications, such as pancreatic cancer and colorectal cancer, have a high percentage of cases that are driven by certain oncogenic mutations (e.g., KRAS mutations) which are associated with poor responses to current available therapies and poor overall survival, and are associated with high expression levels of CD73.
•
Maximizing the value of our portfolio through strategic collaborations and research and development arrangements. We seek to establish collaborative relationships that will provide us with access to capital, opportunities and/or expertise. In 2020, we entered into the Gilead Collaboration Agreement with Gilead which, to date, has provided us with nearly $1.4 billion in funding, through both non-dilutive payments and equity investments. For each program that Gilead exercises its option to, we have received, or will receive, a substantial option payment and Gilead will share 50% of the global costs for that program, while preserving for us the option to co-promote our investigational products in the U.S., should they be approved. In 2017, we entered into an Option and License Agreement (Taiho Agreement) with Taiho Pharmaceutical Co., Ltd. (Taiho) to secure a development and, if approved, commercialization partner for Japan and certain other Asian countries. We intend to continue to establish strategic collaborations, such as our clinical collaboration with AstraZeneca to evaluate domvanalimab in combination with durvalumab in a registrational phase 3 clinical trial in patients with unresectable Stage 3 NSCLC, so that we can bring our investigational products to the broadest patient population possible.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing or storage facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products obtain marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational products, as well as for our commercial products if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our investigational products. Our third-party contract manufacturers are operating at or near normal levels despite the continuing COVID-19 pandemic; however, some of our supply chain logistics providers have been more challenged by prolonged government-imposed lockdowns and capacity constraints. We are actively monitoring our manufacturing and supply chain needs in order to prevent or minimize the impact of any disruptions to our clinical programs.

To date, we have obtained active pharmaceutical ingredients (API) and drug product for our investigational products from single-source third party contract manufacturers. We are in the process of developing our supply chain for each of our investigational products and intend to put in place framework agreements under which third-party contract manufacturers will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs. With respect to zimberelimab, we agreed, as part of the WuXi PD-1 Agreement, that WuXi Biologics would be our exclusive manufacturer of zimberelimab drug substance with respect to clinical and commercial supplies until a certain number of years after marketing approval for zimberelimab, subject to certain exceptions.

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

For our anti-TIGIT antibodies, domvanalimab and AB308, we are aware of several pharmaceutical companies developing antibodies against this target, including Beigene, Roche/Genentech, and Merck. To our knowledge, there are no approved anti-TIGIT antibodies and the most advanced agents are in Phase 3 development.

For our dual adenosine receptor antagonist, etrumadenant, we are aware that Incyte and Merck KGaA have initiated clinical development of dual adenosine receptor antagonists. We are aware of clinical-stage selective adenosine A2a receptor antagonists being developed by other companies, including AstraZeneca, Incyte, iTeos, and Novartis. Clinical-stage selective adenosine A2b receptor antagonists are also being developed by companies such as Palobiofarma and Tarus. To our knowledge, there are no adenosine receptor antagonists approved for the treatment of cancer and the most advanced is in Phase 2 development.

For our small molecule CD73 inhibitor, quemliclustat, we are aware of several pharmaceutical companies developing antibodies against this target, including AstraZeneca, Bristol-Myers Squibb, Corvus, Novartis and Tracon/I-Mab, all of which have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies have small-molecule programs against this target, of which only Antengene and ORIC are believed to be in clinical development. To our knowledge, there are no approved CD73 molecules and the most advanced is in Phase 3 development.

For our anti-PD-1 antibody, zimberelimab, multiple large pharmaceutical companies have already received regulatory approvals for their anti-PD-1/PD-L1 antibodies, including AstraZeneca, Beigene/Novartis, Bristol-Myers Squibb, Merck, Pfizer in partnership with Merck KGaA, Regeneron in partnership with Sanofi Genzyme and Roche/Genentech, and there are also many other anti-PD-1 and anti-PD-L1 antibodies in clinical development.

For our HIF-2α inhibitor, AB521, Merck received approval for belzutifan in Von Hippel-Lindau disease in 2021 and has a number of clinical studies assessing its activity in cancer settings. Other pharmaceutical companies, including Novartis and NiKang Therapeutics have small-molecule HIF-2α inhibitors in development. Arrowhead Pharmaceuticals has an RNA-based anti-HIF-2α agent in Phase 2 development.

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

As of February 1, 2023, we have 7 issued U.S. patents directed to compositions of matter, pharmaceutical compositions and methods of use for our investigational programs. As of February 1, 2023, our company-owned and licensed patent portfolio consists of 38 pending or issued U.S. patent applications, three pending Patent Cooperation Treaty (PCT) patent applications, and approximately 426 pending or issued foreign patent applications directed to compositions of matter, methods of synthesis and methods of use. The term of any patents that issue will vary in accordance with the laws of each jurisdiction, but is typically 20 years from the earliest effective filing date. Our issued patents and any patents that may issue in the future from our company-owned or licensed pending applications are projected to expire between 2035 and 2042, absent any patent term adjustments or extensions.

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

Patent Term Restoration and Marketing Exclusivity

After approval, owners of relevant drug or biological product patents may apply for up to a five-year patent extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The allowable patent term extension is calculated as half of the product’s testing phase—the time between IND and NDA or BLA submission—and all of the review phase—the time between NDA or BLA submission and approval, up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.

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

We cannot be sure that reimbursement will be available for any product that we commercialize and, if coverage and reimbursement are available, what the level of reimbursement will be. Coverage may also be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Reimbursement may impact the demand for, or the price of, any product for which we obtain regulatory approval. Additionally, our collaborators will be required to obtain coverage and reimbursement for any companion diagnostic tests they develop separate and apart from the coverage and reimbursement we seek for our investigational products, once approved.

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

There have been legal and political challenges to certain aspects of the ACA. For example, in December 2017, Congress repealed the tax penalty for an individual’s failure to maintain ACA-mandated health insurance that is commonly referred to as the “individual mandate” as part of a tax reform bill. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Further, there have been a number of health reform measures by the Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA), into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislation, including the Infrastructure Investment and Jobs Act, will stay in effect until 2031 unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.

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

Commercialization of our investigational products may only occur in the EU following approval of a marketing application, which can be obtained through either a centralized or a decentralized procedure:

•
Under the centralized procedure, a marketing application is submitted to the European Medicines Agency (EMA), where it will be evaluated by the Committee for Medicinal Products for Human Use. If this committee delivers a favorable opinion, this typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states. The centralized procedure is mandatory for certain types of drugs, such as biotechnology medicinal drugs, orphan medicinal drugs, and medicinal drugs containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and viral diseases. The centralized procedure is optional for drugs containing a new active substance not yet authorized in the EEA, or for drugs that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
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

Human Capital Resources

Our culture and values can be defined by one overarching concept: We do the right things for the right reasons. We take pride in hard work and approach our mission—to create, develop and commercialize highly differentiated combination therapies that have the potential to cure—with a great sense of urgency. We recognize that our employees are a critical component to our success and we strive to attract the best talent from a range of sources, including an internship program through which we have developed strong relationships with multiple universities to foster talent and attract skilled graduates.

As of December 31, 2022, we had just over 500 full-time employees, approximately 35% of whom hold Ph.D., M.D., R.N., or similar degrees and certifications. Of our employees, approximately 80% were engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We recognize that attracting skilled talent is only one part of the equation. We endeavor to retain and motivate our employees by empowering them to make the decisions they are most qualified and best positioned to decide and by providing opportunities for growth and development, such as through our education reimbursement program. We focus on wellness through our company-funded lunch program, a stipend to assist with wellness and commuter expenses, and our coverage of 95% of the costs for healthcare benefits. Further, we conduct periodic talent reviews to identify high performing and high potential talent within the organization. This data is used to inform specific development opportunities for current and future leaders, create custom leadership training, drive meaningful development conversations and enable succession planning for key roles. We conduct an employee survey to measure employee engagement and to inform future talent initiatives. We regularly update our safety protocols, taking into consideration national and local public health guidelines and input from our employees.

We are committed to increasing representation of under-represented populations at our company, particularly in leadership roles. As of December 31, 2022, among our employees, 55% were female. Among our leadership (which we define as employees at the vice president level and above), approximately 30% were female. As of December 31, 2022, 55% of our employees and 37% of our leadership identify as being from diverse racial and ethnic groups. On our Board of Directors, four of our twelve directors self-identify as female and three self-identify as being from a diverse racial or ethnic group. As of December 31, 2022, our company turnover rate is lower than the industry average. While the competition for talent remains strong as the number of biotechnology and pharmaceutical companies headquartered in the San Francisco Bay Area increases, we believe we can attract and retain the talent we need to be successful.

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

We operate and manage our business as one reportable and operating segment. See Note 1, Organization, liquidity and capital resources, in Part II, Item 8 for additional information.

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

Risks Related to our Limited Operating History, Financial Position and Capital Requirements

We have a history of operating losses, have never generated any revenue from product sales and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a pre-commercial immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale nor have we ever generated any revenue from product sales. Our revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our strategic partners. For the years ended December 31, 2022 and 2021 we had net losses of $267 million and net income of $53 million, respectively. As of December 31, 2022, we had an accumulated deficit of $542 million. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. While we may receive income from year to year under the Gilead Agreement and Taiho Agreement, we generally expect to incur substantial and increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of December 31, 2022, we had $1.14 billion of cash, cash equivalents and marketable securities. While we believe that our cash position will be sufficient to fund our anticipated level of operations into 2026, our future capital requirements will depend on many factors, including:

•
the number, scope, rate of progress and costs of clinical programs and investigational products as well as drug discovery, preclinical development activities, and laboratory testing;
•
the scope and costs of manufacturing development and commercial manufacturing activities;
•
the scope of any cost sharing arrangements with our strategic partners;
•
the timing and amount of milestone payments and option fees we receive under the Gilead Collaboration Agreement and Taiho Agreement;
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

Risks Related to the Discovery and Development of our Investigational Products

If we are unable to obtain regulatory approval for our investigational products, or experience significant delays in doing so, our business will be materially harmed.

We have no products approved for sale and our investigational products must be approved by the Food and Drug Administration (FDA) in the United States and similar regulatory authorities outside the United States, such as the EMA, prior to commercialization. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the investigational product’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities, among other requirements. Our investigational products may not be effective, may be only moderately effective, may not have an acceptable durability of response, may not have an acceptable risk-benefit profile or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval or limit their commercial use. Our investigational products may not be approved even if they achieve their primary endpoints in any Phase 3 clinical trials or registrational trials we or our collaborators conduct.

The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether marketing approval will be obtained for any of our investigational products. Regulatory authorities may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of an investigational product. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application. For example, since a key element of our strategy is the development of intra-portfolio combinations, regulatory authorities may disagree that we have sufficiently demonstrated the contribution of each investigational product or other agent in our combination trials and require further studies.

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

If we experience delays in obtaining approval or if we fail to obtain approval of our investigational products, the commercial prospects for our investigational products may be harmed and our ability to generate revenues will be materially impaired.

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

The results of preclinical and early clinical trials of our investigational products and other products with the same mechanism of action may not be predictive of the results of later-stage clinical trials. Clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. In particular, results from uncontrolled trials, meaning trials in which there is no control group such as a placebo group, are inherently difficult to interpret. This difficulty is compounded in clinical trials such as ours, in which two or more investigational products that have not yet been approved are being evaluated. Accordingly, the preliminary data from clinical trials of certain of our investigational products may not be predictive of future clinical trial results for these or other investigational products when studied in a randomized environment or larger patient populations.

Most of our clinical trials are open-label studies and may be susceptible to bias.

Most of our clinical trials, including our Phase 3 trials, are open-label studies in which both the patient and investigator know whether the patient is receiving the investigational products or either an existing approved drug or placebo. Open-label clinical trials are susceptible to bias that may exaggerate any therapeutic effect or overestimate the risk associated with the investigational product. Patients may perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Investigators may interpret the information of the treated group more favorably given their awareness of the treatment regimen or may attribute safety risks to the investigational product.

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

For example, enrollment of oncology subjects in our clinical trials evaluating zimberelimab may be hampered by nivolumab from Bristol-Myers Squibb and pembrolizumab from Merck, both of which are approved and on the market. Subjects may opt to be treated with an approved product rather than our anti-PD-1 antibody investigational product. In addition, Roche/Genentech, Merck and Beigene have initiated numerous Phase 3 trials with their respective anti-TIGIT antibodies, which could reduce the number of clinical sites and subjects available for our registrational program for domvanalimab (our anti-TIGIT antibody), including ARC-10 and STAR-121, each Phase 3 trials in lung cancer and STAR-221, our Phase 3 trial in upper gastrointestinal tract cancer.

Public health outbreaks, such as the COVID-19 pandemic, may also have an adverse impact our clinical trial operations. Regulatory authorities and ethics committees may divert resources, prolonging the time for review of new studies and any protocol or other amendments for ongoing studies. For example, our investigational sites may intermittently divert resources in order to respond to an ongoing health crisis, which could cause delays and limit their ability to initiate new studies. The limited resources at investigational sites would further hinder their ability to screen and enroll subjects, conduct and report all patient assessments and collect all patients samples, thereby impacting our ability to assess the activity of our investigational products in a timely manner. Furthermore, supply chain challenges have made it more difficult to procure standard-of-care chemotherapy drugs utilized in our trials and timely ship materials to investigational sites, which has and may continue to delay or limit their screening and enrollment of patients.

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

Drug development is inherently risky and uncertain. The actual timing of our development milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control, for any number of reasons, including:

•
delays in completing IND-enabling preclinical studies or developing manufacturing processes and associated analytical methods that meet good manufacturing practice (cGMP) requirements;
•
the FDA placing a clinical trial on hold;
•
the FDA requesting additional information, which could necessitate generating additional information at significant cost in terms of both time and expenses;
•
our prioritization of other of our investigational products for advancement or the emergence of competing investigational products developed by others;

•
challenges and delays in trial execution associated with our testing of multiple investigational products in the same indication in different clinical trials;
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
•
a facility manufacturing any of our investigational products or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or infections or cross-contaminations of investigational products in the manufacturing process;
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
•
changes in regulatory requirements and policies which may require us to amend clinical trial protocols to comply with these changes and resubmit our clinical trial protocols to IRBs for reexamination;
•
delays due to new regulatory requirements which may take time for us and the third-parties we engage to incorporate into our operations to ensure compliance; or
•
health crises, such as the COVID-19 pandemic, which may restrict the ability of trial sites to initiate new trials, screen patients for enrollment or treat enrolled patients, and divert clinical trial site resources away from the conduct of our clinical trials.

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

Lack of efficacy, adverse events, undesirable side effects or other adverse findings may emerge in clinical trials conducted by third parties investigating the same investigational products as us in different territories. For example, we and Gloria Biosciences, each licensed our rights to the same anti-PD-1 antibody (which we refer to as zimberelimab) from WuXi Biologics (Cayman) Inc. (WuXi Biologics). Gloria Biosciences refers to this antibody as GLS-010 and is conducting clinical trials with GLS-010 in China. We have no control over their clinical trials or development program, and adverse findings from the results or their conduct of clinical trials could adversely affect our development of zimberelimab or even the viability of zimberelimab as an investigational product. We may be required to report Gloria Biosciences’ adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of zimberelimab. We may face similar risks from any independent development conducted with our investigational products by Gilead and Taiho, following any exercise of their respective options to our programs.

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

Development of combination therapies may present more or different challenges than development of single agent therapies.

Many of our investigational products are being pursued in combination with one or more additional products or investigational products. The development of combination therapies may be more complex than the development of single agent therapies and generally requires that sponsors demonstrate the contribution of each investigational product to the claimed effect and the safety and efficacy of the combination as a whole. This requirement may make the design and conduct of clinical trials more complex, requiring more clinical trial subjects. We also may not be able to meet the FDA’s current or future approval standards required for combination therapies or combination products, if we decided to administer or package a combination therapy as a single drug product. For example, under the "combination rule", the FDA may not file or approve a fixed-dose combination product unless each component of a proposed drug product is shown to make a contribution to the claimed effects and the dosage of each component (amount, frequency, duration) is safe and effective for the intended population. To satisfy these requirements, the FDA typically requires a clinical factorial study, designed to assess the effects attributable to each drug in the combination product. This is particularly true when the ingredients are directed at the same sign or symptom of the disease or condition. The FDA has accepted a variety of approaches to satisfy the combination rule but the FDA has stated that factorial studies may be unethical (e.g., omitting a drug known to improve survival) or impractical (there may be too many components to conduct a factorial study, meaning the trial cannot be conducted). The FDA has also stated that it may be possible to use other types of clinical and nonclinical data and mechanistic information available to demonstrate the contributions of the individual active ingredients to the effect of the combination. Moreover, the applicable requirements for approval of a combination therapy may differ from country to country.

In the event that one of our investigational products were to fail to demonstrate sufficient safety and efficacy or establish its contribution to the claimed effects of a combination therapies, we would need to identify alternatives. For example, we expect that our anti-PD-1 antibody, zimberelimab, will form the backbone of many of the combination therapies we are pursuing. If we are unable to demonstrate the contribution of zimberelimab to the claimed effects of a combination therapy, we would need to identify an anti-PD-1 antibody for use in such combination therapy. In the event we are unable to do so or are unable to do so on commercially reasonable terms, our business and prospects would be materially harmed.

Certain of our investigational products may require companion diagnostics in certain indications. Failure to successfully develop, validate and obtain regulatory clearance or approval for such tests could harm our product development strategy or prevent us from realizing the full commercial potential of our investigational products.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as a medical device and may require separate regulatory authorization prior to commercialization. Certain clinical trials that we are conducting, such as our Phase 2 ARC-7 trial and our Phase 3 ARC-10 trial, which are each being conducted in patients with PD-L1≥50% NSCLC, include the use of a diagnostic test to help identify eligible patients. Our future trials may also use a diagnostic test to help identify eligible patients. In addition, we have significant efforts directed to identifying changes in various cells and proteins to understand their relationship, if any, to the clinical activity observed in our clinical trials and to assess if such cells and/or proteins could be used as predictive biomarkers to select for patients more likely to respond to our investigational products. However, we cannot be certain that we will be able to identify any such biomarkers, that such biomarkers will result in us identifying the appropriate patients for our investigational products or that we or any third-party collaborators will be able to validate any diagnostic tests incorporating any predictive biomarkers we may identify.

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

The design or execution of a clinical trial can determine whether its results will support marketing approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. In some instances, there can be significant variability in safety or efficacy results between different trials with the same investigational product due to numerous factors, including differences in trial protocols, size and type of the patient populations, variable adherence to the dosing regimen or other protocol requirements and the rate of dropout among clinical trial participants. The FDA or comparable foreign regulatory authorities may disagree with our trial designs and our interpretation of data from preclinical studies or clinical trials. Even if we adhere to guidance or advice given by the FDA or comparable foreign regulatory authorities, such adherence does not guarantee that the FDA will agree with our trial designs or data interpretations or prevent the FDA from changing the requirements for the approval of any investigational product.

We have conducted, and continue to conduct, portions of our clinical trials outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

We have conducted, and we expect to continue to conduct, portions of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical trials conducted outside the United States must be representative of the population for which we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. We cannot assure you that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from such clinical trials, we would likely need to conduct additional trials, which would be costly and time-consuming and delay or permanently halt our development of our investigational products.

Risks Related to Reliance on Third Parties, Manufacturing and Commercialization

We expect to depend on our collaboration with Gilead for the research, development, manufacture and commercialization of our investigational products. If this collaboration is not successful, our business could be adversely affected.

Our strategy for fully developing and commercializing our investigational products is dependent upon maintaining our current arrangements with Gilead and our other strategic partners. Our ability to leverage these arrangements to produce commercial success will depend, among other things, on our collaborators' cooperation and ability to successfully meet their responsibilities with regards to a clinical program. We cannot predict the success of any collaboration that we enter into. Our partnership with Gilead poses a number of risks including, but not limited to, the following:

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
•
we have appointed two individuals designated by Gilead to our board of directors pursuant to the terms of the investor rights agreement, and Gilead owns approximately 18.9% of our outstanding common stock and will have the right (but not the obligation) to acquire additional shares from us up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock and, as a result, may be able to exert significant influence over our company;
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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our ongoing clinical trials and any future clinical trials of our investigational products. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators, and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines controlling how clinical trials should be conducted and are applicable to all of our investigational products in clinical development. The FDA and comparable foreign regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. Many of these third parties have and continue to suffer from personnel constraints resulting from the COVID-19 pandemic and other economic factors which may impact their ability to perform their contractual obligations. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable foreign regulatory authorities concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our investigational products.

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

We contract with third parties for the manufacturing and supply of investigational products for use in preclinical testing and clinical trials and for the supply of standard-of-care drugs or comparator agents in our clinical trials, which supply may become limited or interrupted or may not be of satisfactory quality and quantity.

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture and supply of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products are approved. We currently have limited manufacturing arrangements for our investigational products and expect that each of our investigational products will only be covered by single source suppliers for the foreseeable future. In particular, we have an exclusive relationship with WuXi Biologics, located in China, for the manufacture of zimberelimab drug substance. Our contract manufacturers are subject to import and export rules and restrictions, which may impact their ability to acquire materials used in the manufacturing of our investigational product or export our manufactured investigational products to the countries where our clinical trials are conducted. Our reliance on limited manufacturing arrangements increases the risk that we will not have sufficient quantities of our investigational products for use in our clinical trials or, if approved, quantities of product at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We further rely on third parties to procure sufficient quantities of standard-of-care drugs and comparator agents that we use in our clinical trials. We closely monitor the inventory for each of our investigational products, standard of care drugs and/or comparator agents to prevent or minimize the impact of potential disruptions. Supply chain delays can affect all aspects of our manufacturing, supply and distribution to clinical sites, including increased lead times to obtain raw materials used in the manufacturing of our investigational products, longer timeframes to procure standard-of-care drugs and comparator agents, and transit delays in providing the investigational products, standard-of-care drugs or comparator agents to clinical trial sites, each of which could delay, prevent or impair our development efforts.

Furthermore, all entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our investigational products, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of our investigational products that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA or Biologics License Application (BLA) on a timely basis and must adhere to the FDA’s Good Laboratory Practice regulations and cGMP regulations enforced by the FDA through its facilities inspection program. Comparable foreign regulatory authorities may require compliance with similar requirements. The facilities and quality systems of our third-party contractor manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our investigational products. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP regulations.

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

We, or our third-party manufacturers, will need to manufacture and supply large quantities of our investigational products to support our clinical development plans. With respect to investigational products from optioned programs, we, or our third-party manufacturers, may need to produce additional quantities to support the scope of our joint clinical development program with Gilead, Gilead’s additional evaluations with its own proprietary products or Taiho’s independent clinical development plans. We are also a party to various collaboration and supply arrangements, such as our clinical trial collaboration with AstraZeneca to evaluate domvanalimab in combination with durvalumab in patients with unresectable Stage 3 NSCLC. Furthermore, the COVID-19 pandemic has increased the lead time to obtain raw materials used in the manufacturing of our investigational products. Accordingly, we, or our manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our investigational products in a timely or cost-effective manner, or at all, to support these collective needs. In addition, quality issues may arise during scale-up activities. If we or our manufacturing partners are unable to successfully produce or scale up the manufacture of our investigational products in sufficient quality and quantity, the development, testing and clinical trials of that investigational product may be delayed or become infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

Changes in methods of investigational product manufacturing or formulation may result in additional costs or delay.

As investigational products progress through preclinical to late-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as the investigational product’s specifications, manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our investigational products to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our investigational products and jeopardize our ability to commercialize our investigational products and generate revenue.

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
•
unfavorable pricing regulations or third-party coverage and reimbursement policies; and
•
inaccuracies in our estimates of the addressable patient population resulting in a smaller market opportunity than we believed.

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

Our commercial success is dependent on obtaining coverage and reimbursement approval for a product from a government or other third-party payor, which is a time-consuming and costly process that could require us and any collaborators to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded therapeutics and therapeutics administered under the supervision of a physician. Additionally, our collaborators will be required to obtain coverage and reimbursement for any related companion diagnostics tests they develop separate and apart from the coverage and reimbursement we seek for our investigational products, once approved.

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

In order to market any products outside the United States, we or our collaborators must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. For example, the approval of zimberelimab for the treatment of recurrent or refractory classical Hodgkin’s Lymphoma in China by Gloria Biosciences does not improve the chances of FDA approval for any BLA that we may submit for zimberelimab in the United States in any indication. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us or our collaborators and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our or our collaborators’ failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any investigational products approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we or our collaborators fail to comply with regulatory requirements in international markets or fail to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

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

We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, reporting and notification obligations, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. We may need to devote substantial time and attention to ensuring that we are compliant with our obligations under these agreements. If we fail to comply with the obligations under our license agreements or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the investigational product being developed under any such agreement and any other investigational products being developed or tested in combination. For example, zimberelimab, which we in-licensed from WuXi Biologics, is intended to be used as the cornerstone of our combination strategy. Domvanalimab, which we in-licensed from Abmuno Therapeutics, is being evaluated in four registrational studies: ARC-10, PACIFIC-8 (in collaboration with AstraZeneca), STAR-121 (being operationalized by Gilead) and STAR-221. In the event we breach our license agreement with WuXi Biologics and/or Abmuno Therapeutics, and our license agreements are terminated, we would be unable to pursue our intra-portfolio combination strategy, or we would have to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.

In addition, the agreements under which we license intellectual property or technology to or from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our collaborations or other strategic partnerships on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected investigational products.

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

We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement. For example, under the Gilead Collaboration Agreement, for each additional clinical program that Gilead exercises its option to, it will pay an option fee of $150 million per program, and for each research collaboration program that Gilead exercises its option to at the IND-enabling stage, it will pay an option fee of $60 million per program. Furthermore, we and Gilead will equally share global co-development costs for the joint development program, as well as profits and losses for the United States, subject to opt-out rights applicable to certain programs, and expense caps on our spending and true-up adjustments. If Gilead does not exercise its option to develop a program, our capital requirements relating to that development program will significantly increase and we may need to seek a new partner in order to develop and commercialize our investigational products from that program. Failure to realize the benefits of any collaborations or strategic alliances may further cause us to curtail the development of an investigational product, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any planned sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our investigational products or bring them to market and generate product sales revenue, which would harm our business prospects, financial condition and results of operations.

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

The collaborator may also consider alternative investigational products or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our investigational product. We may also be restricted under any license agreements by one or more negative covenants or otherwise. For example, we may be restricted from entering into agreements on certain terms or at all with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators and changes to the strategies of the combined company. As a result, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such investigational product, reduce or delay one or more of our other development programs, delay the potential commercialization or reduce the scope of any planned sales or marketing activities for such investigational product, or increase our expenditures and undertake development, manufacturing or commercialization activities at our own expense and may be prevented from or limited in forming additional strategic collaborations. If we elect to increase our expenditures to fund development, manufacturing or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our investigational products or bring them to market and generate product revenue.

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

Obtaining and enforcing patents is expensive and time-consuming and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if we successfully file and prosecute a patent application, we may not be able to maintain and/or enforce the issued patent. We may determine that filing or maintaining such a patent or any action to enforce a patent may be too high or not in the best interest of our company or our stockholders. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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

In addition, we may find that competitors are infringing our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against which we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy.

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

We may not be able to protect our intellectual property rights outside of the U.S.

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

In addition to seeking patents for some of our technology and investigational products, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Elements of our investigational product, including processes for their preparation and manufacture, may involve proprietary know-how, information, or technology that is not covered by patents, and thus for these aspects we may consider trade secrets and know-how to be our primary intellectual property. Any disclosure, either intentional or unintentional, by our employees, third parties with which we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

Trade secrets and know-how can be difficult to protect. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We and any third parties with which we share facilities enter into written agreements that include confidentiality and intellectual property obligations to protect each party’s property, potential trade secrets, proprietary know-how, and information. We further seek to protect our potential trade secrets, proprietary know-how, and information in part, by entering into non-disclosure and confidentiality agreements with parties who are given access to them, such as our corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. With our consultants, contractors, and outside scientific collaborators, these agreements typically include invention assignment obligations. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed.

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

Risks Related to our Business Operations

We expect to expand our business operations and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to grow our business operations, including, if any of our investigational products receives marketing approval, adding employees in sales and marketing. To manage our anticipated future growth, we must:

•
identify, recruit, integrate, maintain and motivate additional qualified personnel;
•
manage our development efforts effectively, including the initiation and conduct of clinical trials for our investigational products; and
•
improve our operational, financial and management controls, reporting systems and procedures.

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

We are aware of several pharmaceutical companies developing products in the same class as our investigational products some of which are further along in development than our corresponding assets. See “Item 1. Business—Competition” for additional information regarding our competitors.

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

Current global economic conditions are highly volatile due to a number of reasons, including the COVID-19 pandemic and geopolitical instability arising from the ongoing military conflict between Russia and Ukraine and the imposition of sanctions against Russia by the U.S. and EU, which has contributed to rising inflation that has increased our operating expenses and disruptions in the capital and credit markets that may reduce our ability to raise additional capital when needed on acceptable terms, if at all. While we do not have any clinical studies ongoing in Russia, Ukraine or Belarus, we do file patent applications in Russia and the Eurasian patent office, which is headquartered in Moscow. Sanctions may make it difficult to file and maintain patents in these countries, and Russia has begun taking actions against “unfriendly” countries, including the U.S., which may adversely affect the scope of and/or our ability to enforce our intellectual property rights.

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

Any new or prolonged downturn of global economic conditions could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We or the third parties upon which we depend may be adversely affected by earthquakes, fires or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

We have incurred substantial losses during our history and our ability to generate profits in the future is uncertain. Unused net operating loss carryforwards (NOLs) for the tax year ended December 31, 2017 and prior tax years will carry forward to offset future taxable income, if any, until such unused NOLs expire. Unused NOLs generated after December 31, 2017, under current tax law, will not expire. Our NOLs may be carried forward indefinitely. In addition, the future deductibility of such NOLs will be limited to 80% of current year taxable income in any given year.

Both our current and our future unused losses (and tax credit carryforwards) may be subject to further limitation under Sections 382 and 383 of the Internal Revenue Code (IRC) of 1986, as amended, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We performed an analysis under IRC Section 382 and 383 through October 31, 2020 with respect to our net operating loss and credit carryforwards. We concluded that an ownership change, as defined under IRC Section 382, occurred in previous years but that such ownership change did not result in the expiration of our net operating loss or credit carryforwards prior to utilization. We may incur additional ownership changes in the future in connection with any equity issuance, including any additional issuances to Gilead. If we experience any such ownership change, we may be limited in our ability to use our net operating loss and credit carryforwards and be required to make material cash tax payments.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to currently deduct research and development expenditures and requires taxpayers to capitalize and amortize U.S. based and non-U.S. based research and development expenditures over five and fifteen years, respectively, pursuant to IRC Section 174. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

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

Our operations are subject, either directly or indirectly through our customers and third-party payors, to various U.S. federal and state health care laws, including fraud and abuse, transparency and other healthcare laws and regulations, and similar laws in other jurisdictions in which we conduct our business. These laws may impact, among other things, our research and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include, but are not limited to the federal Anti-Kickback Statute; federal civil and criminal false claims laws, such as the False Claims Act (FCA); HIPAA; federal and state consumer protection and unfair competition laws; the federal transparency requirements under the Physician Payments Sunshine Act; state and foreign law equivalents of each of these federal laws; and state and foreign laws that require pharmaceutical companies to implement compliance programs. Many of these laws are discussed in detail in “Item 1. Business—Government Regulation—Other U.S. Healthcare Laws and Compliance Requirements” for additional information.

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

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. We have entered into consulting and advisory board arrangements with physicians and other healthcare providers, including some who could influence the use of our investigational products, if approved. Because of the complex and far-reaching nature of these laws, regulatory agencies may view these transactions as prohibited arrangements that must be restructured, or discontinued, or for which we could be subject to other significant civil, criminal and administrative penalties such as fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. If any of the physicians or other healthcare providers or entities with which we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and may have a significant adverse effect on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of investigational products, restrict or regulate post-approval activities, and affect the ability to profitably sell investigational products for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA), which, among other things, (1) directs the U.S. Department of Health and Human Services to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. We expect that other healthcare reform measures may be adopted in the future, and that any such health reform measures could have an adverse effect on our business and/or results of operation. For additional detail regarding health care reform activities that may impact our business, see “Item 1. Business—Government Regulation—Healthcare Reform” for additional information.

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

We, and the third parties with which we share our facilities, are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Each of our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Each of our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. We could be held liable for any resulting damages in the event of contamination or injury resulting from the use of hazardous materials by us or the third parties with which we share our facilities, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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
•
option fees received by us in connection with option exercises by Gilead and/or Taiho pursuant to their respective option agreements and/or payments received by us from Gilead or Taiho in connection with the achievement of certain development and/or regulatory milestones;
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

Based upon shares outstanding as of December 31, 2022, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 47.6% of our common stock. In particular, Gilead owns approximately 18.9% of our outstanding common stock, and we have appointed its two designees to our board of directors pursuant to the terms of our investor rights agreement. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, our corporate headquarters, which includes executive offices and research and development and business operations, consist of approximately 151,000 square feet of leased office and laboratory space in an office park in Hayward, California. We also lease approximately 109,000 square feet of office space in Brisbane, California. The lease terms for both facilities expire in 2031, subject to options for us to extend the lease term. In October 2022, we entered into an agreement to sublease approximately 31,000 unfinished square feet of our Brisbane office to another company, which is expected to commence in 2023 and extends through 2028, with the sublessee having options to extend the lease term and/or to lease additional space within the building.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stockholders

Our common stock trades on the New York Stock Exchange under the symbol “RCUS.” As of February 17, 2023, we had 38 stockholders of record as reported by our transfer agent. This does not include beneficial owners whose shares are held in street name.

Dividend Policy

We have never declared or paid cash dividends on our stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors.

Performance Graph

The following graph compares the cumulative stockholders returns from March 15, 2018 (first day of trading of our common stock), through December 31, 2022 for (i) our common stock, (ii) the S&P Biotechnology Index and (iii) S&P 500 Index, assuming $100 invested on March 15, 2018, and reinvestment of dividends if paid. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

$100 investment in stock or index	Ticker	3/15/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Arcus Biosciences, Inc.	RCUS	$100	$63	$59	$153	$238	$122
S&P Biotechnology Index	SPSIBI	$100	$77	$101	$150	$120	$89
S&P 500 Index	S&P 500	$100	$93	$122	$144	$186	$152

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Annual Report. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.”

Overview

We are a clinical-stage biopharmaceutical company focused on creating best-in-class therapies. Using our robust and highly efficient drug discovery capability, we have created a significant portfolio of investigational products which are in clinical development, with our most advanced molecule, an anti-TIGIT antibody, now in four Phase 3 registrational studies targeting lung and gastrointestinal cancers. Our deep portfolio of novel small molecules and enabling antibodies allows us to create highly differentiated therapies, which we are developing to treat multiple large indications. We expect our clinical-stage portfolio to continue to expand and to include molecules targeting immuno-oncology, cancer cell-intrinsic and immunological pathways. Our vision is to create, develop and commercialize highly differentiated therapies that have a meaningful impact on patients.

Recent Developments

Following is a summary of recent significant developments affecting our business:

•
In November 2022, we announced the amended study design of ARC-10. Under the amended study design, we are comparing domvanalimab and zimberelimab to pembrolizumab and the study will no longer include a chemotherapy arm.
•
In November 2022, we announced that we had initiated ARC-20, a Phase 1/1b study of HIF-2α inhibitor AB521 in cancer patients.
•
In December 2022, we announced positive results from the fourth interim analysis of the ARC-7 study in patients with first-line, metastatic NSCLC with PD-L1 tumor proportion score (TPS) ≥50% without epidermal growth factor receptor or anaplastic lymphoma kinase (EGFR/ALK) mutations. ARC-7 is a Phase 2, multicenter, three-arm, randomized, open-label study evaluating the combinations of Fc-silent anti-TIGIT monoclonal antibody domvanalimab plus anti-PD-1 monoclonal antibody zimberelimab (doublet) and domvanalimab plus zimberelimab and etrumadenant, an adenosine A2a/A2b receptor antagonist (triplet), versus zimberelimab monotherapy.
•
In the third quarter of 2022, together with Gilead, we initiated two new registrational Phase 3 trials including STAR-121 and STAR-221. STAR-121 is being operationalized by Gilead and is evaluating domvanalimab plus zimberelimab plus chemotherapy against the standard of care (pembrolizumab) in first line, PD-l all-comers NSCLC. STAR-221, which we are operationalizing, is evaluating domvanalimab plus zimberelimab and chemotherapy versus the standard of care (nivolumab) plus chemotherapy in first-line, locally advanced unresectable or metastatic gastric, esophageal and gastrointestinal junction adenocarcinomas. During the fourth quarter 2022, Taiho opted to participate in both studies.

Strategic Partnerships

Gilead

In 2020, we and Gilead entered into the Gilead Collaboration Agreement, the Stock Purchase Agreement, and Investor Rights Agreement. The Gilead Collaboration Agreement and the Stock Purchase Agreement were amended in 2021, and the Investor Rights Agreement was amended in 2022.

Under the Gilead Collaboration Agreement, Gilead obtained an exclusive license to zimberelimab and time-limited exclusive options to all of our then-current and future programs during the 10-year collaboration term. In 2021, Gilead obtained rights to an additional four of our investigational products: domvanalimab, etrumadenant, quemliclustat and AB308. For each program to which Gilead exercised or exercises its option, the parties will co-develop globally and co-commercialize the program in the U.S., subject to certain exceptions, and Gilead will have the right to commercialize the program outside of the United States, subject to the rights of our existing partners in certain territories.

Under the Stock Purchase Agreement Gilead has the right, at its option until July 2025, to purchase up to a maximum ownership of 35% of our then-outstanding voting common stock, and the Investor Rights Agreement provides for a three-year standstill, three-year lockup and the right to designate two individuals to be appointed to our Board of Directors. As of December 31, 2022, Gilead held approximately 18.9% of our outstanding common stock.

Taiho

In 2017, we entered into an Option and License Agreement (Taiho Agreement) with Taiho Pharmaceutical Co., Ltd. (Taiho) pursuant to which Taiho was granted time-limited options to exclusively license for Japan and certain other territories in Asia (excluding China) the development and commercialization rights to each of our programs that arose over a five-year period ending in September 2022. As of December 31, 2022, Taiho has licenses to our (i) adenosine receptor antagonist program (including etrumadenant); (ii) anti-PD-1 program (including zimberelimab); and (iii) our anti-TIGIT program (including domvanalimab and AB308).

Other Licenses, Collaborations, and R&D Arrangements

We in-licensed rights to zimberelimab and CD39 from WuXi Biologics Ireland Limited (WuXi Biologics), and in-licensed rights to domvanalimab from Abmuno Therapeutics LLC (Abmuno). We also have a clinical collaboration agreement with AstraZeneca for the PACIFIC-8 trial evaluating domvanalimab and durvalumab in Stage 3 NSCLC, and BVF Partners L.P. (BVF) to support the discovery and development of compounds for the treatment of inflammatory diseases.

Financial Overview

Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities, advancing our investigational product pipeline, and establishing our corporate infrastructure.

We expect to incur substantial expenditures in the foreseeable future as we expand our pipeline and advance our investigational products through clinical development, the regulatory approval process and, if approved, commercial launch activities. For example, in the near term we expect to incur substantial expenses relating to our ongoing and planned clinical trials, the development and validation of our manufacturing processes, and other preclinical, research and discovery development activities. These expenditures will be partially offset by reimbursements for shared expenses from our collaborations, primarily the Gilead collaboration, for certain expenses incurred on their optioned programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs.

We have no internal manufacturing facilities, and thus all of our manufacturing activities are contracted to third parties. We also utilize third-party clinical research organizations to manage and execute various aspects of our clinical development and trials.

To date, we have financed our operations primarily from the sale of our equity securities and revenue through research, collaboration and license agreements with our strategic partners including Gilead. We will need substantial additional funding to support our continuing operations and pursue our development strategy. Until such time that we can generate significant revenue from sales of our investigational products, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including existing or potential collaborations with other companies or other strategic transactions. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of our investigational products or delay our efforts to expand our product pipeline.

As of December 31, 2022, we had $1.14 billion of cash, cash equivalents and marketable securities, which we believe will be sufficient to fund our planned operations into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Operating Expenses

Research and Development Expenses

Our research and development expenses consist of expenses incurred in connection with the research and development of our pipeline programs. These expenses include preclinical and clinical expenses, payroll and personnel expenses, including stock-based compensation for our employees, laboratory supplies, product licenses, consulting costs, contract research, and depreciation. Shared facility expenses are allocated to functional groups proportionally based on usage. Under certain collaboration agreements we agree to share research and development expenses with our partners. Such cost sharing arrangements may result in receiving reimbursement from our partners or require that we reimburse our partners for qualified expenses. We expense both internal and external research and development costs as they are incurred. We record advance payments for services that will be used or rendered for future research and development activities as prepaid expenses and recognize them as an expense as the related services are performed. We recognize reimbursement for shared costs incurred by us and reimbursed by our partners as a reduction in research and development expense.

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

The level of our future research and development investment will depend on a number of factors and uncertainties, including the breadth of the joint development program agreed to with Gilead for the optioned programs, the outcome of our efforts, and the amount of cost reimbursements or milestone payments we receive from our collaborators. We expect our research and development expenses to increase substantially during the next few years as we pursue joint development programs with Gilead for our five optioned molecules and advance these programs towards regulatory approval. We also expect to advance new programs into the clinic. All of this will require significant growth in our development capabilities and infrastructure. In addition, our joint development programs with Gilead for the optioned molecules are anticipated to include a significant number of later-stage clinical trials, which typically include a larger number of subjects, are of a longer duration and include more geographic regions. As we advance our clinical-stage programs and prepare to seek regulatory approval, we will also need to increase our late-stage manufacturing activities. As a result, we expect our preclinical, clinical, and contract manufacturing expenses to increase significantly relative to what we have incurred to date.

In addition, under our arrangements with WuXi Biologics, Abmuno, AstraZeneca and BVF, we may incur additional clinical and regulatory milestone payments based on the development progress of our investigational products. We may also be required to pay royalties in the event of a successful product launch and our receipt of commercial revenues. Therefore, we are unable to predict the timing or the final cost to complete our clinical programs or validation of our manufacturing and supply processes and delays may occur due to numerous factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in “Item 1A. Risk Factors.”

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs including payroll and stock-based compensation for personnel in executive, finance, human resources, information technology, business and corporate development, and other administrative functions. Shared facility expenses are allocated to functional groups proportionally based on usage. Our general and administrative expenses also include professional fees for legal, consulting, and accounting services, rent and other facilities costs, fixed asset depreciation, and other general operating expenses not otherwise classified as research and development expenses. We do not receive significant reimbursements of these costs through our collaboration with Gilead.

We anticipate that our general and administrative expenses will increase during the next few years as we support our growing research and development activities, including due to staff expansion, and other costs associated with increased infrastructure needs.

Non-Operating Income, net

Non-operating income, net consists primarily of interest earned on our investments in fixed-income marketable securities and non-cash interest expense incurred under the effective interest method on our liability for sale of future royalties to BVF.

Results of Operations

The following table summarizes our results of operations (in millions):

	Year Ended December 31, 2022	Change	Year Ended December 31, 2021	Change	Year Ended December 31, 2020
Revenues:
License and development service revenue	$74	(79)%	$345	*	$55
Other collaboration revenue	38	-	38	65%	23
Total revenues	112	(71)%	383	*	78
Operating expenses:
Research and development	288	12%	257	62%	159
General and administrative	104	44%	72	67%	43
Total operating expenses	392	19%	329	63%	202
Income (loss) from operations	(280)	*	54	(144)%	(124)
Non-operating income, net	14	*	1	-	1
Income (loss) before income taxes	(266)	*	55	(145)%	(123)
Income tax expense	(1)	(50)%	(2)	*	-
Net income (loss)	$(267)	*	$53	(143)%	$(123)

* Not meaningful

Total Revenues

The decrease in Total revenues for 2022 as compared to 2021 was primarily driven by higher revenues in 2021 due to Gilead's exercise of its options, partially offset by increased revenues from R&D services in 2022 including $4 million in revenue recognized due to changes in the total estimated percentage of completion based on management's estimated total effort for the program to be incurred in the future to satisfy the performance obligations, primarily related to revised clinical trial assumptions for R&D and commercial activities.

The increase in Total revenues for 2021 as compared to 2020 was primarily driven by Gilead's exercise of its options and consisted of increases of $290 million in license and development services revenues and $15 million in collaboration revenues.

See Note 5, Revenues to our Consolidated Financial Statements, in Part II, Item 8 for further discussion of the amount and timing of revenues recognized from our collaboration agreements.

Research and Development Expenses

The increase of 12%, or $31 million, in Research and development expenses for 2022 as compared to 2021 was driven by $167 million in higher costs incurred to support our expanded clinical and development activities partially offset by $136 million in higher reimbursements for shared expenses from our collaborations, primarily the Gilead collaboration which was expanded in December 2021. Our expanding clinical and development activities as we enrolled more patients in our existing and new studies including domvanalimab and zimberelimab combination studies drove increases of $10 million in net manufacturing costs and $9 million in net clinical costs. Our growing headcount drove a $13 million increase in net employee compensation costs. The overall increase was partially offset by a $7 million decrease in net scientific licenses expense.

The increase of 62%, or $98 million, in Research and development expenses for 2021 as compared to 2020 was driven by $119 million in higher costs incurred to support our expanded clinical and development activities partially offset by $21 million in higher reimbursements for shared expenses from our collaborations, primarily the Gilead collaboration which was expanded in December 2021. Our growing headcount and our 2021 stock awards drove a $42 million increase in net employee compensation costs. Net costs for our ongoing clinical studies and related manufacturing increased $33 million and $6 million, respectively, as a result of the increased number of clinical-stage programs and trials compared to the prior year. We incurred increases of $10 million in office facilities and technology expense, $7 million in consulting services, and $5 million in lab supplies and equipment, as we expanded our development efforts. The overall increase was partially offset by a $7 million decrease in net scientific licenses expense.

For 2022 and 2021, we recognized gross reimbursements of $161 million and $25 million, respectively, for shared expenses from our collaborations, primarily the Gilead collaboration which was expanded in December 2021.

General and Administrative Expenses

The increase in General and administrative expenses for 2022 as compared to 2021 was primarily driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations. Our growing headcount and our 2022 stock awards drove a $15 million increase in employee compensation costs, including $6 million in increased non-cash stock-based compensation. We also incurred a $13 million increase in office facilities expense due to the expansion of our office space to support our higher headcount.

The increase in General and administrative expenses for 2021 as compared to 2020 was primarily driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations, as well as costs associated with being a public company. Our growing headcount and our 2021 stock awards drove a $24 million increase in employee compensation costs, including $16 million in increased non-cash stock-based compensation. We also incurred a $4 million increase in office facilities expense due to our expanding office space to support our higher headcount and an increase of $2 million in consulting expenses due to corporate development activities.

Non-operating Income, Net

The increase in Non-operating income, net for 2022 as compared to 2021 was primarily due to a larger portfolio of marketable fixed-income securities and higher interest income resulting from increased investment yields as compared to the prior year.

Non-operating income, net was flat for 2021 as compared to 2020.

Income Tax Expense

The decrease in Income tax expense for 2022 as compared to 2021 was due primarily to lower pretax income. The 2022 income tax expense considers the impact of the capitalization of R&D expenses for income tax purposes due to changes in U.S. legislation. The capitalization of R&D expenses may materially impact income tax expense in future years.

The increase in Income tax expense for 2021 as compared to 2020 was due to an increase in pretax income, primarily resulting from Gilead's exercise of its options to our programs.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily from the sale of our equity securities and payments received under our research, collaboration and license agreements with our strategic partners, including Gilead. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our investigational products and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs.

As of December 31, 2022, we had $1.14 billion of cash, cash equivalents and marketable securities, compared to $681 million as of December 31, 2021. The increase in cash from the prior year end is primarily due to the receipt of $725 million in payments from Gilead in January 2022, related to their option exercises in December 2021. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. treasury securities, and corporate securities and commercial paper.

Based on our existing business plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our planned level of operations into 2026.

Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets. It is challenging to predict the nature, timing and estimated long-range costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our investigational products. This is made more challenging by events outside of our control, such as the evolving COVID-19 pandemic. Accordingly, our operating plan may change, including as a result of factors currently unknown to us, and we may need to seek additional funds sooner than planned. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

See “Item 1A. Risk Factors” for additional risks associated with our substantial capital requirements.

Cash Flows

The following table summarizes our cash flow activities for each of the periods presented below (in millions):

	Year Ended December 31,
Net cash provided by (used in):	2022	2021	2020
Operating activities	$438	$(256)	$111
Investing activities	(413)	(4)	(434)
Financing activities	33	237	439

Operating Activities

Net cash provided by operating activities for 2022 was $438 million as compared to net cash used in operating activities of $256 million for the prior year. The change in operating cash flows is primarily due to the $725 million received from Gilead in January 2022 under the Gilead Collaboration Agreement, partially offset by increased expenses incurred to support our expanded clinical development activities.

Net cash used in operating activities for 2021 was $256 million as compared to net cash provided by operating activities of $111 million for the prior year. The change in operating cash flows is primarily due to the expenses incurred to support our expanded clinical development activities and general and administrative costs incurred to support our operations, partially offset by our net income of $53 million and the timing of payments from Gilead. The increase in expenses incurred for development activities is partially offset by year-over-year changes in non-cash items, including $33 million increased expense from stock-based compensation, and changes in our asset and liability balances due to the timing of payments to or from our vendors and collaborators.

Investing Activities

Cash used in investing activities for 2022 was primarily due to net purchases of marketable securities of $404 million as we invested a portion of the $725 million received from Gilead in January 2022 under the Gilead Collaboration Agreement.

Cash used in investing activities for 2021 was primarily due to purchases of property and equipment of $26 million, partially offset by net cash proceeds related to our marketable securities of $22 million.

Cash used in investing activities for 2020 was primarily due to net purchases of marketable securities of $431 million as we invested a portion of the proceeds received from our May 2020 public offering and from Gilead for stock issued under the Stock Purchase Agreement.

Financing Activities

Cash provided by financing activities for 2022 was primarily due to net proceeds of $23 million for stock issued under our equity award plans and $10 million received under the BVF agreement.

Cash provided by financing activities for 2021 was primarily due to proceeds of $220 million from Gilead for stock issued under the Stock Purchase Agreement.

Cash provided by financing activities for 2020 was primarily due to net proceeds of $326 million from our May 2020 public offering and $108 million in net proceeds from Gilead for stock issued under the Stock Purchase Agreement.

Contractual Obligations and Commitments

The following table summarizes our current and noncurrent anticipated cash requirements under contractual obligations as of December 31, 2022 (in millions):

	Total	Current	Noncurrent
Operating lease obligations (1)	$159	$15	$144
Liability for sale of future royalties (2)	17	-	17
Total (3)	$176	$15	$161

(1)
Consists of cash payments due to landlord for our leased office and laboratory space. As of December 31, 2022, we had obligations consisting of operating leases for our operating facilities for approximately 260,000 square feet. Under the terms of the agreements, we have lease obligations consisting of $159 million in undiscounted minimum lease payments through 2031. In October 2022, we entered into an agreement to sublease approximately 31,000 unfinished square feet of our Brisbane office to another company through 2028. This sublease includes a tenant improvement allowance to be paid by us of $9 million upon lease commencement and we will receive sublease income of approximately $3 million per year (see Note 13 to our Consolidated Financial Statements in Item 8 for further discussion).
(2)
Consists of current balance of estimated contingent milestone and royalty payments under the BVF Agreement (see Note 15 to our Consolidated Financial Statements in Item 8 for further discussion).
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

See "Liquidity and capital resources" above for further discussion of our cash requirements.

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

While our significant accounting policies are described in the notes to our Consolidated Financial Statements, we believe that the following critical accounting estimates are most important to understanding and evaluating our reported financial results.

Revenue Recognition

At the inception of an arrangement, we evaluate if a counterparty to a contract is a customer, if the arrangement is within the scope of revenue from contracts with customers guidance, and the term of the contract. We recognize revenue when a customer obtains control of promised goods or services in a contract for an amount that reflects the consideration we expect to receive in exchange for those goods or services. For contracts with customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. As part of the accounting for contracts with customers, we develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. In addition, variable consideration such as milestone payments are evaluated to determine if they are constrained and, therefore, excluded from the transaction price. We then allocate the total transaction price to each performance obligation based on their relative estimated standalone selling prices. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

For the recognition of revenue relating to the Gilead Agreements, as disclosed in Note 5, Revenues, to our Consolidated Financial Statements in Part II, Item 8, we allocated the total transaction price to each performance obligation on a relative standalone selling price basis and determined whether revenue should be recognized at a point in time or over time as services are performed. The estimation of the standalone selling price included estimates for forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time as services are performed, and we measure the services delivered to Gilead, which we periodically review based on the progress of the related program. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) is evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

Revenue related to certain performance obligations that are satisfied over time could be materially impacted as a result of changes in the total estimated effort required to satisfy those obligations. A hypothetical 10% change in the total estimated effort required to satisfy the combined license and R&D activities performance obligations related to the agreement with Gilead would have changed the related revenue recognized during the current year by as much as $7 million. For the year ended December 31, 2022, we recognized $4 million in cumulative catch-up revenues from such changes in estimates. See Results of Operations above for further discussion. These changes in estimate could have a material impact on the revenue recognized in a future period.

For performance obligations that are distinct and determined to be transferred or satisfied at a point in time, the estimated standalone selling price will affect the amount of revenue recognized upon satisfaction of the related performance obligation such as the transfer of control of a license. For the domvanalimab license with Gilead, transfer of the license and satisfaction of the related performance obligation occurred in 2021. The estimated standalone selling price of the domvanalimab license utilized assumptions of discounted cash flows which require judgment. A 10% change in the total estimated cash flows used in determining the estimated standalone selling price of the domvanalimab license would have resulted in a change in the amount of revenue recognized in 2021 of approximately $20 million with a corresponding change in the transaction price allocated to the remaining performance obligations in the Gilead Collaboration Agreement.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to our Consolidated Financial Statements in Item 8 for a discussion of recently adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks that may result from changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

As of December 31, 2022 and 2021, we had cash, cash equivalents and marketable securities of $1.14 billion, and $681 million, respectively. This consisted of interest-bearing money market accounts and investments in corporate notes and U.S. government securities, which create an exposure to interest rate risk. A hypothetical 100 basis point increase in interest rates as of December 31, 2022 and 2021 would not have resulted in a material effect on the fair market value of our cash, cash equivalents and marketable securities. In addition, a hypothetical 100 basis point decrease in interest rates as of December 31, 2022 and 2021 would not result in a material effect on income in the respective ensuing year.

Foreign Currency Exchange Risk

We do not have any foreign currency forward or cross currency swap contracts. We are exposed to foreign currency exchange rate risk inherent in our contracts with research institutions, contract research organizations, and contract manufacturing organizations as certain services are performed by them outside the United States and billed in other currencies. A hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates as of December 31, 2022 and 2021, respectively would not result in material impact to our financial position or income in the respective ensuing year.

Item 8. Financial Statements and Supplementary Data

ARCUS BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Arcus Biosciences, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arcus Biosciences, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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
Description of the Matter

As described in Notes 3 and 5 to the consolidated financial statements, the Company has an ongoing Option, License and Collaboration Agreement with Gilead Sciences, Inc., a related party, referred to as the “Amended Gilead Collaboration Agreement”, which resulted in the recognition of $107 million of revenue for the year ended December 31, 2022 and $452 million of deferred revenue at December 31, 2022. Of the revenue recognized under this agreement in 2022, $74 million related to amounts received in prior periods that are recognized as revenue when services are performed, with the amount of revenue recognized based on the level of effort expended in a given period in relation to the total effort expected to be incurred to satisfy the applicable performance obligation. Management periodically updates its estimates of the amount, and timing, of the total effort expected to be incurred to satisfy such performance obligations, with any changes in estimate potentially changing the amount of revenue previously recognized and/or the amount to be recognized in future periods.

Auditing the Company’s process for estimating the amount and timing of effort expected to be incurred to satisfy such performance obligations is complex, particularly with regard to the significant judgment applied by the Company when updating clinical trial assumptions, including the cost, timing and duration of such trials. Changes to these assumptions can have a material effect on the amount and timing of revenue recognized.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls addressing the risks of material misstatement relating to the Company’s process for estimating the cost, timing, and duration of the total effort expected to be incurred to satisfy the identified performance obligations pursuant to the Amended Gilead Collaboration Agreement. For example, we tested management’s controls over the identification of changes in estimates and significant assumptions related to the cost, timing and duration of clinical trial activity and development.

Our audit procedures included, among others, obtaining and reading board and joint steering committee minutes, inquiring of research and development personnel, including program managers, obtaining third-party confirmations for a sample of clinical trial and development activity, and testing the completeness and accuracy of the data used by management. We also performed a sensitivity analysis to evaluate the impact that changes in significant assumptions would have on the revenue recognized during 2022.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

San Mateo, California

February 28, 2023

ARCUS BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues:
License and development service revenue (Includes $74, $330 and $55 from a related party)	$74	$345	$55
Other collaboration revenue (Includes $33, $31 and $16 from a related party)	38	38	23
Total revenues	112	383	78

Operating expenses:
Research and development (Net of recoveries of $132, $25 and $3 from a related party)	288	257	159
General and administrative (Net of recoveries of $1, $ - and $ - from a related party)	104	72	43
Total operating expenses	392	329	202

Income (loss) from operations	(280)	54	(124)

Non-operating income (expense):
Interest and other income, net	16	1	1
Effective interest on liability for sale of future royalties	(2)	-	-
Total non-operating income, net	14	1	1

Income (loss) before income taxes	(266)	55	(123)

Income tax expense	(1)	(2)	-

Net income (loss)	$(267)	$53	$(123)

Net income (loss) per share:
Basic	$(3.71)	$0.76	$(2.24)
Diluted	$(3.71)	$0.71	$(2.24)

Shares used to compute net income (loss) per share:
Basic	72.0	69.3	54.8
Diluted	72.0	74.0	54.8

See accompanying notes.

ARCUS BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$(267)	$53	$(123)

Other comprehensive loss	(6)	(1)	-

Comprehensive income (loss)	$(273)	$52	$(123)

See accompanying notes.

ARCUS BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

(In millions, except per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$206	$148
Marketable securities	803	351
Receivable from collaboration partners ($39 and $745 from a related party)	39	745
Prepaid and other current assets	19	18
Total current assets	1,067	1,262

Long-term marketable securities	129	182
Property and equipment, net	35	32
Other noncurrent assets ($2 and $ - from a related party)	114	116
Total assets	$1,345	$1,592

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20	$10
Deferred revenue ($97 and $97 to a related party)	97	102
Other current liabilities	76	54
Total current liabilities	193	166

Deferred revenue, noncurrent ($355 and $462 to a related party)	355	462
Other noncurrent liabilities	140	122

Commitments (Note 16)

Stockholders’ equity:
Preferred stock: $0.0001 par value per share; 10.0 shares authorized; no shares issued and outstanding	-	-
Common stock and additional paid-in capital: $0.0001 par value per share; 400.0 shares authorized; 72.9 shares in 2022 and 70.8 shares in 2021 issued and outstanding	1,206	1,118
Accumulated deficit	(542)	(275)
Accumulated other comprehensive loss	(7)	(1)
Total stockholders’ equity	657	842
Total liabilities and stockholders’ equity	$1,345	$1,592

See accompanying notes.

ARCUS BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2022, 2021 and 2020

(In millions)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2019	44.2	$369	$(205)	$-	$164
Issuance of common stock in public offering	12.7	326	-	-	326
Issuance of common stock and rights to purchase additional shares in accordance with Gilead Stock Purchase Agreement	6.0	107	-	-	107
Issuance of common stock in connection with our equity award programs	0.8	6	-	-	6
Stock-based compensation	-	22	-	-	22
Net loss	-	-	(123)	-	(123)
Balance at December 31, 2020	63.7	830	(328)	-	502
Issuance of common stock and rights to purchase additional shares in accordance with Amended and Restated Gilead Purchase Agreement, net of offering costs	5.7	220	-	-	220
Issuance of common stock in connection with our equity award programs	1.4	13	-	-	13
Stock-based compensation	-	55	-	-	55
Other comprehensive loss	-	-	-	(1)	(1)
Net income	-	-	53	-	53
Balance at December 31, 2021	70.8	1,118	(275)	(1)	842
Issuance of common stock in connection with our equity award programs	2.1	23	-	-	23
Stock-based compensation	-	65	-	-	65
Other comprehensive loss	-	-	-	(6)	(6)
Net loss	-	-	(267)	-	(267)
Balance at December 31, 2022	72.9	$1,206	$(542)	$(7)	$657

See accompanying notes.

ARCUS BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2022	2021	2020
Cash flow from operating activities
Net income (loss)	$(267)	$53	$(123)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	65	55	22
Depreciation and amortization	6	4	3
Noncash lease expense	8	3	1
Amortization of premiums on marketable securities	-	5	-
Other items, net	3	-	-
Changes in operating assets and liabilities:
Receivable from collaboration partners ($704, ($17) and ($1) from a related party)	704	(17)	(1)
Other assets (($2), $ - and $ - from a related party)	2	(3)	(6)
Accounts payable	8	(5)	9
Deferred revenue (($107), ($361) and $195 to a related party)	(112)	(368)	188
Other liabilities	21	17	18
Net cash provided by (used in) operating activities	438	(256)	111

Cash flow from investing activities
Purchases of marketable securities	(1,241)	(719)	(740)
Proceeds from maturities of marketable securities	694	690	308
Proceeds from sales of marketable securities	143	51	1
Purchases of property and equipment	(6)	(26)	(3)
Purchases of in-process research and development	(6)	-	-
Collaboration reimbursements of in-process research and development from a related party	3	-	-
Net cash used in investing activities	(413)	(4)	(434)

Cash flow from financing activities
Proceeds from issuance of common stock and rights to purchase additional shares ($ -, $220 and $164 from a related party)	-	220	434
Proceeds from sale of future royalties	10	5	-
Proceeds from issuance of common stock pursuant to equity award plans	23	12	5
Net cash provided by financing activities	33	237	439
Net increase (decrease) in cash, cash equivalents and restricted cash	58	(23)	116
Cash, cash equivalents and restricted cash at beginning of period	151	174	58
Cash, cash equivalents and restricted cash at end of period	$209	$151	$174

Supplemental disclosure of cash flow information
Income taxes paid	$3	$-	$-

Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	$3	$1	$2
Unpaid portion of other assets included in accrued research and development	$-	$1	$-
Vesting of early exercised stock options and restricted stock	$-	$1	$1

See accompanying notes.

ARCUS BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

Note 1. Organization, liquidity and capital resources

Organization

Arcus Biosciences, Inc. (referred to as “Arcus,” “we,” “our,” “us,” or the “Company”) is a clinical-stage biopharmaceutical company focused on creating best-in-class therapies. Using our robust and highly efficient drug discovery capability, we have created a significant portfolio of investigational products which are in clinical development, with our most advanced molecule, an anti-TIGIT antibody, now in four Phase 3 registrational studies targeting lung and gastrointestinal cancers. Our deep portfolio of novel small molecules and enabling antibodies allows us to create highly differentiated therapies, which we are developing to treat multiple large indications.

We operate and manage our business as one reportable and operating segment, which is the business of developing and commercializing highly differentiated therapies that have a meaningful impact on patients.

Liquidity and Capital Resources

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $1.14 billion, which we believe will be sufficient to fund our planned operations for a period of at least twelve months following the date of filing of this report.

Note 2. Summary of significant accounting policies

Basis of Presentation

The Consolidated Financial Statements, which include the accounts of Arcus as well as its wholly owned subsidiary, have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. All intercompany transactions and balances have been eliminated in consolidation.

We assess whether we are the primary beneficiary of a variable interest entity (“VIE”) at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not have any significant interests in any variable interest entities of which we are the primary beneficiary.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information. Actual results may differ materially from those estimates.

Collaborative Arrangements

We assess whether our licensing and other agreements are collaborative arrangements based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. For arrangements that we determine are collaborations, we identify each distinct performance obligation, and then determine whether a customer relationship exists for that distinct performance obligation. If we determine a performance obligation within the collaborative arrangement to be with a customer, we apply our revenue accounting policy. If a portion of a distinct bundle of goods or services within the collaborative arrangement is not with a customer, we apply recognition and measurement based on an analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election.

Revenues

We recognize revenue when a customer obtains control of promised goods or services in a contract for an amount that reflects the consideration we expect to receive in exchange for those goods or services. For contracts with customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. As part of the accounting for contracts with customers, we develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. In addition, variable consideration such as milestone payments are evaluated to determine if they are constrained and, therefore, excluded from the transaction price. We then allocate the total transaction price proportionally to each performance obligation based on their estimated standalone selling prices. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We currently do not have product sales and our revenues are derived from arrangements for the development of our investigational products. Such arrangements may require us to deliver various rights, services and/or goods, including intellectual property rights/licenses, R&D services, manufacturing services and/or commercialization services. The underlying terms of these arrangements may generally include consideration to Arcus in the form of one or more of the following: (i) nonrefundable, up-front license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) fees attributable to options to intellectual property; and (v) profit sharing.

In arrangements involving more than one performance obligation, each performance obligation is evaluated to determine whether it qualifies as distinct based on whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The consideration under the arrangement is then allocated to each separate distinct performance obligation based on its respective relative stand-alone selling price. The estimated selling price of each deliverable reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis or by using an adjusted market assessment approach if selling price on a stand-alone basis is not available. The consideration allocated to each distinct performance obligation is recognized as revenue when control of the related goods is transferred or services are performed. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time as services are performed. For performance obligations that are determined to be satisfied over time we determine an appropriate method of measuring progress for purposes of recognizing revenue.

Consideration associated with at-risk substantive performance milestones is recognized as revenue when it is probable that a significant reversal of the cumulative revenue recognized will not occur.

For arrangements that include sales-based royalties, including milestone payments based on sales thresholds, and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our arrangements.

The accounting for these arrangements requires us to develop estimates and assumptions that require judgment. These estimates may include items such as forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. Actual results may differ materially from those estimates.

See Note 5, Revenues, for more information.

Research and Development Expenses

Research and development (“R&D”) costs are expensed as incurred and primarily include: salaries, benefits and other staff-related costs; facilities and overhead costs; third-party service provider costs for preclinical and clinical studies; laboratory supplies and equipment maintenance costs; consulting; payments under collaborative and other arrangements including milestone payments, licenses and fees; expense reimbursements to collaboration partners; and other related expenses. Under certain collaborative arrangements, we are reimbursed for a portion of the research and development expenses, including costs of drug supplies. When these R&D expenses are incurred under a reimbursement or cost sharing model with a collaboration partner, we record the related reimbursements as a reduction of R&D expense in our Consolidated Statements of Operations. Acquired in-process research and development projects with no alternative future use are recorded in R&D expense upon acquisition.

Net payment or reimbursement of R&D costs is recognized when the obligations are incurred or as we become entitled to the cost recovery. See Note 4, License and collaboration agreements, for more information.

Clinical study costs are a significant component of R&D expenses. Our clinical studies are primarily performed by third-party contract research organizations (“CROs”). We monitor levels of performance under each significant contract including the extent of patient enrollment and other activities and accrue costs for clinical studies performed over the service periods specified in the contract. We adjust our estimates, if required, based upon our ongoing review of the level of effort and costs actually incurred by the CROs. All of our material CRO contracts are terminable by us upon written notice, and we are generally only liable for actual services completed by the CRO and certain noncancelable expenses incurred at termination.

General and Administrative Expenses

General and administrative (“G&A”) expenses relate to: finance; human resources; legal and other administrative activities which consist primarily of personnel costs; facilities and overhead costs; legal expenses; and other general and administrative costs. G&A expenses also include cost recoveries associated with collaborative R&D arrangements.

Stock-Based Compensation

We provide share-based compensation in the form of various types of equity-based awards, including restricted stock units (“RSU”s) and stock options. The fair values of RSU’s and stock options, which are subject to service conditions and vesting, are recognized as compensation expense on a straight-line basis over the service period net of forfeitures as they occur. See Note 8, Stock-based compensation, for more information.

Income Taxes

We provide for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards, measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when we determine it is more likely than not that some or all of the tax benefits will not be realized.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by tax authorities. We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate.

We include any penalties and interest expense related to income taxes as a component of other expense and interest income, net, as necessary.

See Note 6, Income taxes, for more information.

Cash Equivalents

Cash equivalents consist of marketable securities having an original maturity of three months or less at the time of purchase.

Marketable securities

We consider our interest-bearing securities investment portfolio as available-for-sale, and accordingly, these investments are recorded at fair value, with unrealized gains and losses recorded in Accumulated Other Comprehensive Income (AOCI). See Note 10, Cash, cash equivalents and marketable securities, and Note 15, Fair value measurements, for more information.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to ten years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term. We review property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. See Note 11, Property and equipment, for more information.

Leases

We determine whether an arrangement is or contains a lease at contract inception. Operating lease right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term, which is the non-cancelable period stated in the contract adjusted for any options to extend or terminate when it is reasonably certain that we will exercise that option. Right-of-use assets are adjusted for prepaid lease payments, lease incentives and initial direct costs incurred. Operating lease expense for the minimum lease payments is recognized on a straight-line basis over the lease term. When our operating leases do not provide an implicit interest rate, we generally utilize our incremental borrowing rate, based on the information available at the commencement date to determine the lease liability. We do not recognize the right-of-use assets and liabilities for leases with lease terms of one year or less with payments recognized as operating expenses on a straight-line basis over the lease term. See Note 13, Leases, for more information.

Fair Value of Financial Instruments

We apply fair value accounting for all financial and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risks. See Note 15, Fair value measurements, for more information.

Other Significant Accounting Policies

Our other significant accounting policies are described in the remaining appropriate notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements

There have been no new accounting pronouncements issued or adopted during the year ended December 31, 2022 with a significant impact to our financial statements.

Note 3. Related party - Gilead Sciences, Inc.

In 2020, we and Gilead Sciences, Inc. (Gilead) entered into an Option, License and Collaboration Agreement (the Gilead Collaboration Agreement), Common Stock Purchase Agreement (the Stock Purchase Agreement), and Investor Rights Agreement (Investor Rights Agreement). In 2021, we amended the Gilead Collaboration Agreement (the Amended Gilead Collaboration Agreement) and the Stock Purchase Agreement (the Amended Stock Purchase Agreement) and in 2022, we amended the Investor Rights Agreement (Amended Investor Rights Agreement). We refer to these agreements collectively as the Gilead Agreements.

Stock Purchase Agreement and Investor Rights Agreement

In 2020, under the Stock Purchase Agreement, Gilead purchased 5,963,029 shares for a total cost of $200 million, of which $91 million was allocated to the revenue related performance obligations (See Note 5, Revenues for more information) created by the Gilead Collaboration Agreement.

In 2021, under the Amended Stock Purchase Agreement, Gilead purchased 5,650,000 shares for a total cost of $220 million.

Gilead has the right, at its option until July 2025, to purchase up to a maximum of 35% of the Company’s then-outstanding voting common stock, at a purchase price equal to the greater of a 20% premium to market (based on a trailing five-day average closing price at option exercise) or the $33.54 initial purchase price. Based on the value of our common stock at each contract closing, the right to purchase additional shares had no value.

Under the Investor Rights Agreement, Gilead has the right, which they have exercised, to designate two members of our Board of Directors. This agreement also includes a three-year standstill, included a two-year lockup, provided Gilead with registration rights commencing at the end of the lockup period and provides Gilead with pro rata participation rights in certain future financings. In October 2022, we registered Gilead’s shares and the agreement was amended, primarily to extend the two-year lockup period to three-years expiring July 13, 2023.

As of December 31, 2022, Gilead held approximately 18.9% of the Company’s outstanding common stock arising from purchases in our May 2020 public offering and purchases under the Stock Purchase Agreement and Amended Stock Purchase Agreement.

Collaboration Agreements

In 2020, we entered into the Gilead Collaboration Agreement, which gave Gilead an exclusive license to develop and commercialize zimberelimab (the anti PD-1 program) in certain markets and time-limited options to acquire exclusive licenses to develop and commercialize any of our then-current and future clinical programs arising during the 10-year collaboration term, contingent upon $100 million option continuation payments payable on each of the second, fourth, sixth and eighth anniversaries of the agreement. Upon closing of the transaction in July 2020, Gilead made an upfront payment of $175 million.

In 2021, we entered into the Amended Gilead Collaboration Agreement pursuant to which Gilead exercised its option to three programs—providing Gilead with exclusive licenses to develop and commercialize domvanalimab and AB308 (collectively, the anti-TIGIT program), etrumadenant (the adenosine receptor antagonist program) and quemliclustat (the CD73 program), in certain markets—for a total payment of $725 million that was received in 2022. The amendment also (i) provided for a slight reduction in the royalties for these three programs, such that Gilead will pay us tiered royalties as a percentage of revenues ranging from the mid-teens to the low twenties; and (ii) removed the $100 million option continuation payment that was otherwise due on the second anniversary of the Gilead Collaboration Agreement.

Gilead's option, on a program-by-program basis, will expire after a prescribed period following the achievement of a clinical development milestone in such program and our delivery to Gilead of the requisite data package. Gilead may exercise its option to any program at any time prior to expiration of the option and will pay Arcus an option fee of $150 million per program. With respect to domvanalimab, we are also eligible to receive up to $500 million in potential U.S. regulatory approval milestones.

For each program that Gilead opts into, both companies will co-develop and equally share global development costs, subject to certain opt-out rights that we have, and caps on our spending and related subsequent adjustments. For each program, provided we have not exercised our opt-out rights, we have the option to co-promote in the United

States with equal sharing of related profits and losses. Gilead has the right to exclusively commercialize outside of the U.S., subject to the rights of our existing partners in any territories.

Under the Amended Gilead Collaboration Agreement, Gilead also has option rights to two research programs for which we will lead discovery and early development activities. With respect to these two research programs, Gilead has the right to exercise its option, on a program-by-program basis, either (i) upon our completion of certain IND-enabling activities for an option payment of $60 million or (ii) following the achievement of a clinical development milestone for an option payment of $150 million. These research programs were not determined to be performance obligations at contract inception, due to the very early stages of the programs.

As of December 31, 2022, Gilead has licenses to domvanalimab, AB308, etrumadenant, quemliclustat and zimberelimab.

For the years ended December 31, 2022, 2021 and 2020; we recognized revenue under this agreement of $107 million, $361 million and $71 million, respectively; and reimbursements from Gilead recognized as reductions in R&D expense of $132 million, $25 million and $3 million, respectively. For the year ended December 31, 2022, we recognized reimbursements from Gilead as reductions in G&A expense of $1 million.

For a more detailed discussion on revenues recognized under this collaboration see Note 5, Revenues.

Note 4. License and collaborations

We enter into licensing agreements, strategic collaborations and other similar arrangements with third parties for the development and commercialization of certain investigational products. These arrangements may be collaborative and involve two or more parties who are active participants in the operating activities of the collaboration and are exposed to significant risks and rewards depending on the commercial success of the activities. These arrangements may include: non-refundable upfront payments; payments for options to acquire certain rights; potential development and regulatory milestone payments and/or sales-based milestone payments; royalty payments; revenue or profit-sharing arrangements; expense reimbursements; and cost-sharing arrangements.

See Note 2, Summary of significant accounting policies, for additional discussion of revenues recognized under these types of arrangements. Operating expenses for costs incurred pursuant to these arrangements are reported in their respective expense line items in the Consolidated Statements of Operations, net of any payments due to or reimbursements due from our collaboration partners, with such reimbursements being recognized at the time the party becomes obligated to pay. Our significant arrangements are discussed below.

Gilead Collaboration

See Note 3, Related party - Gilead Sciences, Inc.

AstraZeneca Collaboration

In 2020, we entered into a collaboration with AstraZeneca to evaluate domvanalimab, our investigational anti-TIGIT antibody, in combination with AstraZeneca’s durvalumab in a registrational Phase 3 clinical trial in patients with unresectable Stage 3 non-small cell lung cancer (NSCLC), known as the PACIFIC-8 trial. Under the collaboration, each company will retain existing rights to their respective molecules and any future commercial economics. AstraZeneca will conduct the trial, and each company will supply their respective investigational product to support the trial. Under the terms of the agreement, we will reimburse AstraZeneca for its share of the trial costs upon the achievement of certain milestones or under certain circumstances if the agreement is terminated early. The portion of the costs that we consider to be unavoidable are accrued in advance of the achievement of the milestone.

The PACIFIC-8 trial forms part of the Arcus and Gilead joint development program for domvanalimab and our portion of the trial costs are shared with Gilead. We have recognized a receivable of $2 million from Gilead at December 31, 2022 which is recorded in Other noncurrent assets.

For the years ended December 31, 2022 and 2021, under this arrangement we recognized as R&D expense $4 million and $1 million, respectively, before expected recoveries from our cost-sharing agreement with Gilead. At December 31, 2022 and 2021, we have recognized a liability of $5 million and $1 million, respectively, which is recorded in Other noncurrent liabilities.

Taiho License

In 2017, we entered into an agreement with Taiho Pharmaceutical Co., Ltd (Taiho) under which we granted Taiho exclusive options to programs arising over a five-year period which ended in September 2022 (the Option Period) for an upfront payment of $35 million. Upon an option exercise of a program, Taiho would obtain exclusive development and commercialization rights to investigational products under the program for Japan and certain other territories in Asia (excluding China) (the Taiho Territory).

For each option that Taiho exercises, they will be obligated to make a payment of $3 million to $15 million, depending on the development stage of the optioned program. Upon exercise, Taiho is solely responsible for continued development and commercialization in the Taiho Territory. In addition, for each optioned program we would be eligible to receive clinical and regulatory milestones of up to $130 million and commercial milestone payments of up to $145 million with the achievement of certain sales thresholds in the Taiho Territory. We will also receive royalties ranging from high single-digits to mid-teens on net sales of licensed products in the Taiho Territory. Royalties will be payable by product and country commencing on the first commercial sale and ending upon the later of: (a) 10 years; and (b) expiration of the last-to-expire valid claim of our patents covering the manufacture, use or sale.

As of December 31, 2022, Taiho has exercised its options to (i) etrumadenant (the adenosine receptor antagonist program); (ii) zimberelimab (the anti PD-1 program); and (iii) domvanalimab and AB308 (collectively, the anti-TIGIT program).

For the year ended December 31, 2021, option payments totaling $15 million were recognized as revenue. For the years ended December 31, 2022, 2021 and 2020 we recognized revenue of $5 million, $7 million, and $7 million, respectively, related to the upfront payment. For a more detailed discussion on revenues see Note 5, Revenues.

WuXi Biologics License – anti-PD-1

In 2017, we entered into an agreement with WuXi Biologics Ireland Limited (WuXi Biologics) which, as amended, provides us with exclusive rights to (i) develop, use and manufacture products that include an anti-PD-1 antibody, including zimberelimab, worldwide and (ii) commercialize any such products worldwide, except in Greater China. Under the agreement, as of December 31, 2022 we may incur (i) clinical and regulatory milestone payments, and commercialization milestone payments of up to $375 million, (ii) tiered royalties that range from the high single-digits to low teens on net sales of the licensed products and (iii) fees related to any sublicenses.

During the years ended December 31, 2021 and 2020, we incurred milestones of $10 million and $5 million, respectively, and for the year ended December 31, 2020, we incurred sub-license fees of $10 million in connection with the Gilead Collaboration Agreement. All payments were recorded as R&D expense.

WuXi Biologics License – anti-CD39

In 2020, we entered into an agreement with WuXi Biologics, under which we obtained the exclusive worldwide license to anti-CD39 antibodies discovered under the agreement. We will be responsible for the further development and commercialization of these antibodies. Under the agreement, as of December 31, 2022 we may incur additional clinical and regulatory milestone payments of up to $15 million and royalty payments in the low single digits on net sales of the licensed products.

During the year ended December 31, 2022, we made a milestone payment of $2 million which was recorded as R&D expense.

Abmuno License

In 2016, we entered into an agreement with Abmuno Therapeutics LLC (Abmuno), under which we obtained the exclusive worldwide license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. Under the agreement, as of December 31, 2022 we may incur additional clinical, regulatory and commercialization milestone payments of up to $88 million.

During the years ended December 31, 2022, 2021 and 2020, we incurred development milestone expenses of $5 million, $5 million and $3 million, respectively, which were recorded as R&D expense.

Note 5. Revenues

The following table summarizes our revenues by collaboration, category of revenue, and the method of recognition (in millions):

			Year Ended December 31,
	Over time	Point in time	2022	2021	2020
Gilead Collaboration
License to domvanalimab		*	$-	$329	$-
License to zimberelimab		*	-	-	55
License and R&D services	*		74	1	-
Access rights	*		33	31	16
Taiho Collaboration
License to domvanalimab		*	-	15	-
Access rights	*		5	7	7
Total revenues			$112	$383	$78

Revenues from Gilead accounted for 96%, 94% and 91% of Total revenues for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table summarizes the revenue recognized as a result of changes in the deferred revenue balance (in millions):

	Year Ended December 31,
	2022	2021	2020
Revenue recognized from amounts in deferred revenue at the beginning of the period	$112	$202	$7

Revenue from the Gilead Collaboration Agreement

We determined that the Amended Gilead Collaboration Agreement (see Note 3, Related party - Gilead Sciences, Inc., for more information) represented a contract modification and at the amendment closing date of December 21, 2021, we allocated the transaction price to the new and remaining performance obligations. The following table summarizes the transaction price and the allocation of the transaction price to the performance obligations (in millions):

Transaction price	Amount
Deferred revenues as of December 21, 2021	$165
Option payment for Domvanalimab	275
Option payment for Etrumadenant	250
Option payment for Quemliclustat	200
Total transaction price	$890

Allocation to performance obligations	Distinct	Combined	Amount
Domvanalimab - License	*		$329
Domvanalimab - R&D services	*		34
Etrumadenant - License and R&D services		*	219
Quemliclustat - License and R&D services		*	176
Zimberelimab - R&D and commercial services	*		11
Access rights	*		84
Option continuation periods	*		37
Total allocated transaction price			$890

Our assessment of the transaction price for the Amended Gilead Collaboration Agreement included an analysis of amounts we expected to receive, which at contract inception consisted of the upfront cash payment of $725 million, as well as amounts totaling $165 million deferred from the original Gilead transaction. This excludes the $100 million option continuation payment that was eliminated in the amendment. We determined the entire $890 million to be the allocable transaction price as of the amendment closing date, due to the history of timely payments by Gilead including the receipt of $725 million in January 2022.

We had $452 million and $559 million of deferred revenue remaining on our Consolidated Balance Sheets related to this collaboration at December 31, 2022 and December 31, 2021, respectively, allocated between current and noncurrent based on the expected timing of future recognition. Total revenues recognized during the year ended December 31, 2022 includes cumulative catch-up revenue of $4 million, due to changes in the total estimated percentage of completion and management's estimated total effort to be incurred in the future to satisfy the performance obligations, primarily related to revised clinical trial assumptions for R&D and commercial activities. This cumulative catch-up reduced net loss per share in the year ended December 31, 2022 by $0.06.

We accounted for each performance obligation as follows:

Domvanalimab – License

Under the Gilead Collaboration Agreement, Gilead obtained an option to the exclusive rights to our anti-TIGIT program, including domvanalimab and AB308, in exchange for an option payment of $275 million, if exercised. Prior to the closing of the Amended Gilead Collaboration Agreement, we had $37 million of deferred revenue on our Consolidated Balance Sheet related to this performance obligation.

Effective December 2021, under the Amended Gilead Collaboration Agreement, Gilead exercised the option and obtained an exclusive license to domvanalimab. We determined that this license was distinct based on an evaluation of the delivery of the license, noting that the program was in the later stages of development and it met the criteria for being distinct from the R&D services required under the Amended Gilead Collaboration Agreement. Specifically, the domvanalimab program was in a Phase 3 clinical trial at the time that Gilead acquired the license and the Company concluded that: (i) the R&D services for such later-stage, Phase 3 IP, primarily involved validating the drug’s efficacy, and (ii) the ongoing R&D services do not significantly modify or customize the drug compound such that the IP is not significantly different at the end of the arrangement as a result of the services. We determined the standalone selling price of this license using a discounted cash flow method.

We recognized as revenue the full $329 million of the allocated transaction price in the year ended December 31, 2021.

Domvanalimab – R&D services

We determined that we retain a separate performance obligation to perform further R&D services for Gilead related to domvanalimab. The standalone selling price of this obligation was determined using an expected cost-plus margin approach. We recognize the amounts allocated to these services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program.

We recognized $5 million in license and R&D services revenue in the year ended December 31, 2022 and no revenue was recognized in 2021 as the R&D services had not yet commenced. At December 31, 2022 we had $30 million of deferred revenue remaining on our Consolidated Balance Sheet related to this performance obligation.

Etrumadenant – License and R&D services

Under the Gilead Collaboration Agreement Gilead obtained an option to the exclusive rights to our adenosine receptor program, etrumadenant, in exchange for an option payment of $250 million, if exercised. Prior to the closing of the Amended Gilead Collaboration Agreement, we had $127 million of deferred revenue on our Consolidated Balance Sheet related to this performance obligation.

Effective December 2021, under the Amended Gilead Collaboration Agreement, Gilead exercised the option and obtained an exclusive license to etrumadenant and we were also obligated to perform further R&D services for Gilead related to etrumadenant. We determined that the license and R&D services were combined based on an evaluation of the delivery of the license, due to the early stage of the technology and the specialized nature of our know-how. We determined the standalone selling price of the license using a discounted cash flow method and the R&D services using an expected cost-plus margin approach. We recognize the amounts allocated to the combined license and services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program.

We recognized $34 million in license and R&D services revenue in the year ended December 31, 2022 and no revenue was recognized in 2021 as the R&D services had not yet commenced. At December 31, 2022 we had $185 million of deferred revenue remaining on our Consolidated Balance Sheet related to this performance obligation.

Quemliclustat – License and R&D services

Under the Gilead Collaboration Agreement Gilead obtained an option to the exclusive rights to the Company's CD73 program, quemliclustat, in exchange for an option payment of $200 million, if exercised. Prior to the closing of the Amended Gilead Collaboration Agreement, we had no deferred revenue on our Consolidated Balance Sheet related to this performance obligation.

Effective December 2021, under the Amended Gilead Collaboration Agreement, Gilead exercised the option and obtained an exclusive license to quemliclustat and we were also obligated to perform further R&D services for Gilead related to quemliclustat. We determined that the license and R&D services were combined based on an evaluation of the delivery of the license, due to the early stage of the technology and the specialized nature of our know-how. We determined the standalone selling price of the license using a discounted cash flow method and the R&D services using an expected cost-plus margin approach. We recognize the amounts allocated to the combined license and services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program.

We recognized $26 million in license and R&D services revenue in the year ended December 31, 2022 and no revenue was recognized in 2021 as the R&D services had not yet commenced. At December 31, 2022 we had $149 million of deferred revenue remaining on our Consolidated Balance Sheet related to this performance obligation.

Zimberelimab – License

Effective July 2020, under the Gilead Collaboration Agreement, Gilead obtained an exclusive license to zimberelimab. We determined that this license was distinct based on an evaluation of the delivery of the license, noting that the program was in the later stages of development and it met the criteria for being distinct from the R&D services required under the Gilead Collaboration Agreement. We determined the standalone selling price of this license using a discounted cash flow method.

We recognized the full $55 million of the allocated transaction price as revenue in the year ended December 31, 2020.

Zimberelimab – R&D and commercialization services

We determined that we retained separate performance obligations to perform further R&D and commercialization services for Gilead related to zimberelimab, as a monotherapy and in combination with other agents. Prior to the closing of the Amended Gilead Collaboration Agreement, we had $10 million of deferred revenue on our Consolidated Balance Sheet, related to these performance obligations. The standalone selling price of these obligations were determined using an expected cost-plus margin approach. We recognize the amounts allocated to these services as the performance obligations are satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program.

We recognized $9 million and $1 million for R&D and commercialization services in the year ended December 31, 2022 and 2021, respectively. At December 31, 2022, we had $1 million of deferred revenue remaining on our Consolidated Balance Sheet related to these performance obligations.

Access rights and option continuation periods

Under the Amended Gilead Collaboration Agreement, Gilead has exclusive access to our current programs as well as the future programs for a period of ten years, contingent upon option continuation payments totaling $300 million, consisting of a $100 million payment on each of the fourth, sixth, and eighth anniversaries of the agreement.

Prior to the closing of the Amended Gilead Collaboration Agreement, we had $92 million deferred revenue on our Consolidated Balance Sheet related to this performance obligation.

The standalone selling price of this ongoing R&D pipeline access was determined using an expected cost-plus margin approach. We use a time-elapsed input method to measure progress toward satisfying this obligation, which is the method we believe most faithfully depicts the Company’s performance in transferring the promised services during the time period in which Gilead has access to our R&D pipeline. Accordingly, the revenue allocated to this performance obligation is being recognized using this input method over the minimum four-year period. We determined that Gilead is not obligated to pay the remaining $300 million due over the remainder of the term and excluded these payments from the transaction price. Failure to pay the non-obligatory option continuation payments will result in Gilead’s loss of certain rights to access and obtain licenses to the programs arising from our R&D pipeline.

We recognized as revenue $33 million, $31 million and $16 million associated with this obligation in the years ended December 31, 2022, 2021 and 2020, respectively under the Gilead Collaboration Agreement and the Amended Gilead Collaboration Agreement. At December 31, 2022, we had $87 million of deferred revenue on our Consolidated Balance Sheet related to this performance obligation.

Capitalized costs to obtain a contract

We incurred $7 million in costs to obtain the Gilead Agreements in 2020, which consisted of consultant and legal fees. We determined that $2 million of these costs were related to the Stock Purchase Agreement which were recognized as offering costs and we allocated the remaining costs to the various performance obligations, to be recognized as the underlying performance obligation is satisfied and revenue is recognized. We incurred $4 million in costs to obtain the Amended Gilead Collaboration Agreement in 2021, which consisted of fees to a third party. These fees were combined with the $4 million of capitalized fees that remained from the original agreement at the amendment closing date, and the total $8 million was allocated to the performance obligations identified under the Amended Gilead Collaboration Agreement, to be recognized as expense as the underlying performance obligation is satisfied and revenue is recognized.

For the years ended December 31, 2022, 2021 and 2020, we recognized expense related to these capitalized costs of $1 million, $4 million and $1 million, respectively, which was recorded in G&A expense. As of December 31, 2022, we had $4 million in capitalized costs to obtain the contract, of which $1 million was recorded as Prepaid and other current assets and $3 million was recorded as Other noncurrent assets in our Consolidated Balance Sheet.

Note 6. Income taxes

Income (loss) before income taxes included the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(267)	$54	$(123)
Foreign	1	1	-
Income (loss) before income tax	$(266)	$55	$(123)

The provision for income taxes included the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$-	$1	$-
State	1	1	-
Total income tax expense	$1	$2	$-

The 2022 income tax expense considers the impact of the capitalization of R&D expenses for income tax purposes due to changes in U.S. legislation.

The reconciliation between the federal statutory income tax rate and our effective tax rate was as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(0.1)	0.8	-
Equity investment	0.9	(4.1)	4.2
Research and development credits	3.1	(11.9)	3.1
Change in valuation allowance	(24.5)	(2.6)	(27.4)
Stock based compensation	0.1	(0.8)	(0.2)
Non-deductible expenses and other	(0.6)	0.9	(0.7)
Provision for income taxes	(0.1)%	3.3%	0.0%

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Federal and state net operating loss carryforwards	$24	$24
Research and development credits carryforwards	22	13
Stock-based compensation	16	10
Depreciation and amortization	6	6
Deferred revenue	19	24
Lease liability	25	25
Capitalized research and development costs	53	-
Other	7	4
Total deferred tax assets	172	106
Deferred tax liabilities:
Right-of-use assets	(22)	(23)
Total deferred tax liabilities	(22)	(23)
Less valuation allowance	(150)	(83)
Net deferred tax assets (liabilities)	$-	$-

The accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of net deferred tax assets. We considered factors such as our history of operating losses, the nature of our deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible, including amounts that may arise under the collaboration agreement with Gilead entered into in 2020 and the 2021 program opt-ins. As a result of our evaluation of these factors, including the uncertainty that exists with respect to the option fees and milestone payments, we do not believe that it is more likely than not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying Consolidated Balance Sheets. The valuation allowance increased by approximately $67 million for the year ended December 31, 2022 and decreased by approximately $1 million for the year ended December 31, 2021.

The United States enacted the Tax Cuts and Jobs Act in December 2017, which requires companies to capitalize all of their R&D costs for U.S. tax purposes, including software development costs, incurred in tax years beginning after December 21,2021. Beginning in 2022, for tax purposes we began capitalizing and amortizing R&D costs over a five-year period for domestic research and a fifteen-year period for international research rather than expensing these costs immediately.

At December 31, 2022, we had total net operating loss carryforwards (NOLs) of $109 million that have no expiration date and federal research tax credits of approximately $18 million that begin to expire in 2039. We also have state NOLs of approximately $19 million that begin to expire in 2035, and state research tax credits of approximately $12 million that have no expiration date, and foreign research tax credits of approximately $3 million that have no expiration date. Use of the U.S. federal and state NOLs and credit carryforwards may be subject to a substantial annual limitation due to the ownership change provisions of U.S. tax law, as defined in Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before use. We have determined that an ownership change, as defined under IRC Section 382, occurred in previous years. While we do not expect these ownership changes to result in the expiration of net operating loss and credit carryforwards prior to utilization, we are subject to an annual limitation on the use of its tax attributes. The limitation on the use of net operating loss and credit carryforwards could reduce our ability to use a portion of the tax attributes to offset future taxable income.

We have not been audited by the Internal Revenue Service, any state or foreign tax authority. We are subject to taxation in the United States and in Australia. Due to net operating loss and research credit carryforwards, all of our tax years, from 2015 to 2022, remain open to U.S. federal and California state tax examinations. In addition, our fiscal years from 2018 to 2022 are open to examination in Australia.

Uncertain Tax Positions

We follow the provisions of FASB Accounting Standards Codification (ASC 740-10), Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or are expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the Consolidated Financial Statements. The reserve for unrecognized tax benefits was approximately $8 million and $5 million at December 31, 2022, and 2021, respectively.

Due to the full valuation allowance at December 31, 2022 and 2021, current adjustments to the unrecognized tax benefit will have no impact on our effective income tax rate; any adjustments made after the valuation allowance is released will have an impact on the tax rate.

Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes. There were no interest or penalties accrued at December 31, 2022 or 2021.

The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Year Ended December 31,
	2022	2021
Beginning balance	$5	$3
Additions for tax positions taken in current year	3	2
Ending balance	$8	$5

As of December 31, 2022, the total amount of gross unrecognized tax benefits was $8 million, of which, if recognized, none would impact our effective tax rate. We do not anticipate material changes to our uncertain tax positions through the next 12 months.

Note 7. Net income (loss) per share

The computation of basic net income (loss) per share is based on the weighted-average number of our common shares outstanding during the period. The computation of diluted net income (loss) per share is based on the weighted-average number of our common shares and dilutive potential common shares, which primarily include shares that may be issued under our stock option, restricted stock award, and ESPP programs (collectively, dilutive securities) as determined under the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net income (loss) (Numerator):
Net income (loss)	$(267)	$53	$(123)
Weighted-average shares (Denominator):
Outstanding	72.0	70.3	56.4
Less: Subject to vesting	-	(1.0)	(1.6)
Weighted-average shares for basic EPS	72.0	69.3	54.8
Effect of dilutive securities	-	4.7	-
Weighted-average shares for diluted EPS	72.0	74.0	54.8

Net income (loss) per share
Basic	$(3.71)	$0.76	$(2.24)
Diluted	$(3.71)	$0.71	$(2.24)

The following table summarizes potentially dilutive securities excluded from the computation of diluted net income (loss) per share calculations because they would have been antidilutive (in millions):

	At December 31,
	2022	2021	2020
Common stock options issued and outstanding	12.0	4.5	9.9
Restricted stock units issued	1.3	-	0.7
Unvested early exercised common stock options	-	-	0.2
Employee Stock Purchase Plan shares	0.2	0.1	-
Unvested restricted stock issued as part of collaboration agreement	-	-	1.3
Total	13.5	4.6	12.1

We have also excluded the effect of Gilead's right to purchase additional shares of our common stock from the calculation as these rights had no intrinsic value at either December 31, 2022, 2021 or 2020.

Note 8. Stock-based compensation

Stock-based compensation expense

The following table reflects the components of stock-based compensation expense recognized in our Consolidated Statements of Operations (in millions):

	Year Ended December 31,
	2022	2021	2020
Research and development	$33	$29	$11
General and administrative	32	26	11
Total stock-based compensation	$65	$55	$22

As of December 31, 2022, unrecognized compensation costs related to non-vested stock option awards and RSUs totaled $90 million and $37 million, respectively, and is expected to be recognized over a weighted average period of 2.2 years and 2.4 years, respectively.

Stock Plans

We grant awards to employees and nonemployees under a series of equity incentive plans (collectively, the Stock Plans). Awards under our Stock Plans are made with newly issued shares reserved for this purpose.

2020 Stock Plan

In January 2020, we adopted the 2020 Inducement Plan (2020 Stock Plan). Under this plan, an initial 3.0 million shares of our common stock were authorized by the Board of Directors for the award of stock options and other equity-based awards as an inducement to eligible individuals to enter into employment with us. During the years ended December 31, 2021 and 2020, the Board of Directors authorized an increase of 5.0 million shares and 1.0 million shares, respectively. As of December 31, 2022, there were 3.2 million shares available for grant under this plan.

2018 Stock Plan

In March 2018, we adopted the 2018 Equity Incentive Plan (2018 Stock Plan), which replaced the 2015 Stock Plan. Under this plan, an initial 3.6 million shares were reserved together with 0.7 million shares that remained available for issuance at adoption under the 2015 Stock Plan. Any outstanding awards under the 2015 Stock Plan that subsequently expire, lapse unexercised or are forfeited to or repurchased by us are also added to the 2018 Stock Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year by a number equal to or the smaller of (i) 3.6 million shares, (ii) 4% of the shares of common stock outstanding on the last business day of the prior fiscal year, or (iii) an amount as determined by the Board of Directors. As of December 31, 2022, there were 3.6 million shares available for grant under this plan. On January 1, 2023, the number of shares available for issuance under this Plan automatically increased by 2.9 million.

2015 Stock Plan

Our amended 2015 Stock Plan, which was in place prior to our public offering in March 2018, allowed option holders to exercise stock options prior to vesting, subject to certain limitations. Any exercised unvested shares were subject to repurchase by us at the original exercise price in the event the option holder’s service with the Company was terminated either voluntarily or involuntarily.

Employee Stock Purchase Plan

In March 2018, we adopted the 2018 Employee Stock Purchase Plan (2018 ESPP). The 2018 ESPP provides eligible employees with the opportunity to purchase shares of common stock through payroll deductions at a price equal to 85% of the lower of the fair market value per share on the first trading day of the applicable 24-month offering period or on the applicable purchase date. Employees are limited to a maximum purchase limit of 3,000 shares on each purchase date or $25,000 of shares purchased in a calendar year. The 2018 ESPP is intended to constitute an “employee stock purchase plan” under Section 423(b) of the Internal Revenue Code of 1986, as amended. The 2018 ESPP may be terminated by our board of directors at any time. Under this plan, an initial 0.7 million shares were reserved for issuance. The number of shares reserved for issuance will automatically increase on January 1 of each year by a number equal to or the smaller of (i) 1.1 million shares, (ii) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year, or (iii) an amount as determined by the Board of Directors. As of December 31, 2022, there were 2.0 million shares available for purchase under this plan. On January 1, 2023, the number of shares available for purchase under this Plan automatically increased by 0.7 million shares. The number of shares issued under the 2018 ESPP during the years ended December 31, 2022, 2021 and 2020 was 0.3 million, 0.2 million, and 0.2 million, respectively.

Restricted Stock Units

We grant restricted stock units (RSUs) to our employees and directors under the 2018 Plan. The RSUs vest annually or quarterly over four years for employees and annually for directors. The following table summarizes information regarding our RSUs for the year ended December 31, 2022:

	Total Restricted Stock Units (in millions)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	1.1	$32.23
RSUs granted	0.9	30.22
RSUs vested	(0.5)	32.27
RSUs forfeited or canceled	(0.2)	30.65
Nonvested at December 31, 2022	1.3	$31.09

The total grant date fair value of shares vested during the years ended December 31, 2022, 2021 and 2020 was $15 million, $12 million and $0.1 million, respectively.

Stock Options

The exercise price of stock options is set at the closing price of our common stock on the grant date, and the related number of shares granted is fixed at that point in time. Awards expire 10 years from the date of grant. The following table summarizes information regarding our stock options for the year ended December 31, 2022:

	Shares Subject to Outstanding Options (in millions)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	12.0	$19.46
Options granted	2.3	$30.37
Options exercised	(1.4)	$13.17
Options forfeited or canceled	(0.9)	$25.93
Outstanding at December 31, 2022	12.0	$21.77	7.60	$50
Options vested and expected to vest as of December 31, 2022	12.0	$21.77	7.60	$50
Options exercisable as of December 31, 2022	6.7	$18.01	7.01	$42

During the years ended December 31, 2022, 2021 and 2020, the intrinsic value of shares exercised was $26 million, $17 million, and $7 million, respectively, and the fair value of shares vested during the same period was $48 million, $40 million, and $17 million, respectively.

Valuation Assumptions for Stock Options and ESPP

We utilize the Black-Scholes pricing model to estimate the fair value of stock options and shares issued under our ESPP. The following table summarizes the key assumptions used to calculate the fair value and the resulting weighted-average grant date fair value of stock options granted:

	Year Ended December 31,
Stock Options	2022	2021	2020
Weighted average closing price of our common stock on grant date	$30.37	$33.03	$17.36
Risk-free interest rate	2.4% - 4.0%	1.0% - 1.4%	0.4% - 0.5%
Expected term (in years)	6.02	6.02	6.02
Volatility	76.5% - 79.3%	75.3% - 77.6%	76.5% - 78.5%
Dividend yield	0%	0%	0%
Weighted average fair value of stock options granted	$20.75	$22.05	$11.57

	Year Ended December 31,
ESPP	2022	2021	2020
Risk-free interest rate	1.6% - 4.7%	0.0% - 0.6%	0.1% - 0.2%
Expected term (in years)	0.5 - 2.0	0.5-2.0	0.5-2.0
Volatility	68.9% - 82.5%	61.2% - 95.7%	66.6% - 136.0%
Dividend yield	0%	0%	0%

Closing price of our common stock on grant date — The exercise price of our stock options is set as the closing price of our common stock on the grant date.

Risk-free interest rate — The risk-free rate assumption is based on the U.S. treasury yield in effect at the time of grant for instruments with maturities similar to the expected term of our stock options.

Expected term — We have opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years).

Volatility — Due to our limited operating history and a lack of company specific historical and implied volatility data, our estimate of expected volatility is based on the historical volatility of a group of similar publicly traded companies. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

Dividend yield — We have not issued any dividends in our history and do not expect to issue dividends over the life of the options.

Note 9. Employee benefit plan

We have a 401(k) defined contribution plan for all our employees which allows tax-deferred salary deductions. The Company matches, at its discretion, employee contributions. For the years ended December 31, 2022 and 2021, we made contributions of $2 million and $1 million to the plan. We made no contributions to the plan for the year ended December 31, 2020.

Note 10. Cash, cash equivalents and marketable securities

The following table summarizes amortized cost, gross unrealized gains and losses and the fair value of our cash, cash equivalents and marketable securities, all of which are considered available for sale, by type of securities:

Types of securities as of December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$169	$-	$-	$169
U.S. treasury securities	317	-	(3)	314
Corporate securities and commercial paper	635	-	(4)	631
U.S. government agency securities	20	-	-	20
Certificate of deposit	4	-	-	4
Total	$1,145	$-	$(7)	$1,138

Types of securities as of December 31, 2021	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$148	$-	$-	$148
U.S. treasury securities	112	-	-	112
Corporate securities and commercial paper	422	-	(1)	421
Total	$682	$-	$(1)	$681

The following table summarizes the fair values of our cash, cash equivalents and marketable securities by location in the Consolidated Balance Sheets and contractual maturity:

	Contractual	Year Ended December 31,
Location in Consolidated Balance Sheets	Maturity	2022	2021
Cash and cash equivalents	-	$206	$148
Marketable securities	Within one year	803	351
Long-term marketable securities	Between one year and three years	129	182
Total		$1,138	$681

Realized gains or losses recognized on the sale of available-for-sale marketable securities were not material for the years ended December 31, 2022, 2021 and 2020. Realized gains and losses are included in Interest and other income, net, in the Consolidated Statements of Operations. The cost of a security sold is determined using the specific-identification method.

We limit the credit risk associated with our investments by placing them with banks and institutions it believes are highly credit worthy and investing in highly rated investments. We held a total of 219 and 165 positions in securities which were in unrealized loss positions as of December 31, 2022 and 2021, respectively. We do not intend to sell our securities with unrealized loss positions and have concluded we will not be required to sell the securities before recovery of the amortized cost for the investment at maturity. No credit related losses have been recognized for any of the periods presented.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets to the total shown in the Consolidated Statements of Cash Flows (in millions):

	As of December 31,
	2022	2021
Cash and cash equivalents	$206	$148
Restricted cash (included in Other noncurrent assets)	3	3
Cash, cash equivalents and restricted cash	$209	$151

Restricted cash at December 31, 2022 and 2021 represents cash balances held as security in connection with our facility lease agreements.

Note 11. Property and equipment

Property and equipment, net was all located in the United States and consisted of the following (in millions):

	Useful Life	As of December 31,
	(in years)	2022	2021
Leasehold improvements	10	$34	$32
Scientific equipment	5	17	14
Furniture and equipment	3-5	3	2
Construction in progress	-	4	2
Total		58	50
Less: Accumulated depreciation and amortization		(23)	(18)
Property and equipment, net		$35	$32

Note 12. Consolidated balance sheet components

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in millions):

	As of December 31,
	2022	2021
Prepaids and other assets	$15	$16
Accrued interest receivable	4	2
Total prepaid and other current assets	$19	$18

Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	As of December 31,
	2022	2021
Accrued research and development	$45	$30
Accrued personnel expenses	25	17
Income taxes payable	-	2
Other	6	5
Total other current liabilities	$76	$54

Note 13. Leases

We lease our corporate headquarters, which includes approximately 151,000 square feet of executive offices, research and development, and business operations, in Hayward, California. This includes approximately 14,500 square feet of leased space that commenced in April 2022, with related tenant improvement allowances totaling approximately $6 million. We also lease approximately 109,000 square feet in Brisbane, California. Both leases: are non-cancelable; extend through 2031; have two options, at our sole discretion, to extend the lease terms for a period of eight years each; and require monthly lease payments that are subject to annual increases throughout the lease term.

In October 2022, we entered into an agreement to sublease approximately 31,000 unfinished square feet of our Brisbane office to another company. This sublease includes a tenant improvement allowance to be paid by us of $9 million. Under the terms of the agreement, we will receive sublease income of approximately $3 million per year which will be recognized on a straight-line basis over the lease term. This sublease is non-cancelable, is expected to commence in 2023 and extends through 2028, with the sublessee having options to extend the lease term and/or to lease additional space within the building.

At December 31, 2022 and 2021, our lease portfolio had a weighted average remaining term of 9.0 years and 10.0 years, respectively, and a weighted average discount rate of 5.2% and 5.1%, respectively.

The following table summarizes information related to our leases, all of which are classified as operating (in millions):

	As of December 31,
Location in Consolidated Balance Sheets	2022	2021
Assets:
Other noncurrent assets - right-of-use assets	$100	$105
Prepaid expenses and other current assets - net tenant receivable	-	3
Liabilities:
Other current liabilities - net current operating lease liabilities	3	-
Other noncurrent liabilities	117	117

For the years ended December 31, 2022, 2021 and 2020, the Company incurred lease expense of $18 million, $7 million, and $3 million, respectively. Lease costs include rent expense, which consists primarily of our proportionate share of operating expenses, property taxes, and insurance which we have elected to include in lease costs.

The following table summarizes our cash and non-cash information related to our operating leases (in millions):

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in measurement of lease liabilities	$11	$5	$2
Cash received from tenant improvement allowances	8	3	-
Right-of-use assets obtained in exchange for new operating lease liabilities	3	95	8
Recognition of tenant improvement allowance receivable included in Other current liabilities	6	11	1

The following table summarizes our future minimum lease payments at December 31, 2022 (in millions):

Year Ending December 31,	Operating Leases
2023	$15
2024	16
2025	16
2026	17
2027	18
Thereafter	77
Total undiscounted future minimum lease payments	159
Less: Imputed interest	(33)
Total present value of lease liabilities	$126

As of December 31, 2022, we have a tenant allowance receivable of $6 million expected to be received within one year. This amount is included as offset to our lease liability in Other current liabilities on the Consolidated Balance Sheet.

As of December 31, 2022, we have provided deposits for letters of credit totaling $3 million to secure our obligations under our leases, which are included in Other noncurrent assets on the Consolidated Balance Sheet.

Note 14. Stockholders’ equity

Common Stock

We are authorized to issue up to 400.0 million shares of common stock.

Public Offering

In 2020, under our shelf registration statement that was filed with the SEC in May 2020, we issued 12.7 million shares of our common stock at $27.50 per share in an underwritten public offering. The total number of shares sold consisted of 11.0 million base shares and an additional 1.7 million shares sold pursuant to the underwriters’ option exercise. Proceeds from the public offering were approximately $326 million net of underwriting discounts, commissions and other offering expenses.

Gilead Stock Purchase Agreement

In 2020, we closed a private offering under the Stock Purchase Agreement pursuant to which Gilead purchased 6.0 million shares of our common stock at a price of $33.54 per share for a total investment of approximately $200 million. Approximately $91 million of Gilead’s investment was determined to be a premium on the fair value of the common stock and was allocated to the revenue related performance obligations under the Gilead Collaboration Agreement. See Note 3, Related party - Gilead Sciences, Inc., and Note 5, Revenues, for further discussion of these agreements with Gilead. Net proceeds allocated to the equity investment were approximately $108 million after deducting the premium and direct offering expenses of $2 million.

In February 2021, we closed a second private offering under the Amended Stock Purchase Agreement, pursuant to which Gilead made an equity investment of approximately $220 million in the Company by purchasing 5.7 million shares of our common stock at a price of $39.00 per share.

Preferred Stock

We have 10.0 million shares of preferred stock issuable in series. There was no preferred stock outstanding as of December 31, 2022 and 2021.

Note 15. Fair value measurements

We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:

•
Level 1 inputs include unadjusted quoted prices in active markets for identical assets or liabilities;
•
Level 2 inputs include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and
•
Level 3 inputs include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Our Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following tables summarizes the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$169	$-	$-	$169
U.S. treasury securities	-	314	-	314
Corporate securities and commercial paper	-	631	-	631
U.S. government agency securities	-	20	-	20
Certificate of deposit	-	4	-	4
Total assets measured at fair value	$169	$969	$-	$1,138

Liabilities
Liability for sale of future royalties	$-	$-	$17	$17
Total liabilities measured at fair value	$-	$-	$17	$17

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$148	$-	$-	$148
U.S. treasury securities	-	112	-	112
Corporate securities and commercial paper	-	421	-	421
Total assets measured at fair value	$148	$533	$-	$681

Liabilities
Liability for sale of future royalties	$-	$-	$5	$5
Total liabilities measured at fair value	$-	$-	$5	$5

Liability for sale of future royalties

In 2021, we entered into an agreement with BVF Partners L.P. (BVF), under which BVF will fund the discovery and development of compounds for the treatment of inflammatory diseases (the Program) for $15 million in non-refundable payments paid in 2021 and 2022. In return, we are obligated to perform research and development activities in the Program, to make contingent payments upon the achievement of certain clinical and regulatory milestones of up to $73 million or $160 million depending on whether the program is solely developed by us or with Gilead if they opt-in pursuant to the Gilead Collaboration Agreement. We will also pay mid- to high-single digit royalties on any net product sales generated by the Program. We account for the BVF Agreement as a liability primarily because we have significant continuing involvement in generating the cash flows due to BVF.

The liability is recorded at fair value by using probability-adjusted discounted cash flows, and we revalue this liability each reporting period until the related contingencies have been resolved. The fair value measurement of this liability is based on significant unobservable inputs reviewed quarterly by management. The inputs include, as applicable, estimated probabilities and the timing of achieving specified development, regulatory and commercial milestones as well as estimated annual sales. Significant changes that increase or decrease the probabilities of achieving the related development, regulatory and commercial events or that shorten or lengthen the time required to achieve such events or that increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of the obligations, as applicable. Changes in the fair value of this liability related to interest accretion are recognized in Non-operating income (expense) in the Consolidated Statements of Operations.

The imputed effective interest rate on the unamortized portion of the liability was approximately 20.6% as of December 31, 2022. The liability for sale of future royalties is reported in Other noncurrent liabilities in the Consolidated Balance Sheets and changes were as follows (in millions):

	Year Ended December 31
	2022	2021
Beginning balance	$5	$-
Cash received	10	5
Interest accretion	2	-
Ending balance	$17	$5

Note 16. Commitments

Standby Letters of Credit

We have standby letters of credit up to an aggregate of $3 million provided as collateral for our leases. The letters of credit are secured by $3 million in deposits classified as restricted cash and included in Other noncurrent assets on the Consolidated Balance Sheet. At December 31, 2022 the standby letters of credit were not drawn down.

Purchase Commitments

We have contractual arrangements with CROs and suppliers. These contracts are generally cancelable on 30 days’ notice and the obligations under these contracts arise as the services are performed.

Indemnification

As permitted under Delaware law and in accordance with our bylaws, we are required to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our directors and officers. We believe the fair value of the indemnification rights and agreements is minimal and accordingly, we have not recorded any liabilities as of December 31, 2022 and 2021.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated − Framework (2013).

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

Based on our evaluation under the framework in Internal Control − Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and have issued a report on our internal control over financial reporting as of December 31, 2022. Their report on the audit of internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Arcus Biosciences, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Arcus Biosciences, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arcus Biosciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 Consolidated Financial Statements of the Company and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

San Mateo, California

February 28, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2022 (our “Proxy Statement”) and is incorporated into this Annual Report on Form 10-K by reference, specifically:

•
Information regarding our directors and any persons nominated to become a director, as well as with respect to some other required board matters, is set forth under Proposal 1 entitled “Election of Directors” and under the caption “Corporate Governance.”
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

(3)
Exhibits.

See Exhibit Index following Item 16 below.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-38419	3.1	May 9, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38419	3.1	May 26, 2020
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Description of Common Stock.	10-K	001-38419	4.3	February 25, 2021
10.1A	Compensation Program for Non-Employee Directors	8-K	001-38419	10.1	June 16, 2022
10.2A	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223086	10.1	February 16, 2018
10.3A	Arcus Biosciences, Inc. Management Cash Incentive Plan.	S-1	333-223086	10.13	February 16, 2018
10.4A	Form of Severance and Change in Control Agreement (for use before September 24, 2018).	S-1	333-223086	10.14	February 16, 2018
10.5A	Form of Severance and Change in Control Agreement (for use from September 24, 2018).	10-Q	001-38419	10.2	November 8, 2018
10.6A	Amended and Restated Letter Agreement, dated February 14, 2018, between the Registrant and Terry Rosen, Ph.D.	S-1	333-223086	10.5	February 16, 2018
10.7A	Amended and Restated Letter Agreement, dated February 14, 2018, between the Registrant and Juan Carlos Jaen, Ph.D.	S-1	333-223086	10.6	February 16, 2018
10.8A	Offer letter by and between Arcus Biosciences, Inc. and Jennifer Jarrett dated September 10, 2020.	10-Q	001-38419	10.2	November 5, 2020
10.9A	Offer letter by and between Arcus Biosciences, Inc. and Robert C. Goeltz II dated June 30, 2020.	10-Q	001-38419	10.1	November 5, 2020
10.10A	Letter Agreement, dated July 25, 2022, between the Registrant and Dimitry S.A. Nuyten, MD., Ph.D.	10-Q	001-38419	10.3	November 2, 2022
10.11A	Arcus Biosciences, Inc. 2015 Stock Plan and forms of agreements thereunder.	S-1/A	333-223086	10.2	March 5, 2018
10.12A	Arcus Biosciences, Inc. 2018 Equity Incentive Plan (including form agreements for use before January 1, 2021).	S-1/A	333-223086	10.3	March 5, 2018
10.13A	Form of Stock Option Notice and Agreement under 2018 Equity Incentive Plan (for use from January 1, 2021).	10-K	001-38419	10.36	February 25, 2021
10.14A	Form of RSU Notice and Agreement under 2018 Equity Incentive Plan (for use from January 1, 2021).	10-K	001-38419	10.37	February 25, 2021
10.15A	Arcus Biosciences, Inc. 2018 Employee Stock Purchase Plan.	S-1/A	001-38419	10.4	March 5, 2018

10.16A	Arcus Biosciences, Inc. Amended and Restated 2020 Inducement Plan.	10-K	001-38419	10.18	February 23, 2022
10.17A	Form of Stock Option Grant Notice (2020 Inducement Plan).	10-K	001-38419	10.26	March 5, 2020
10.18A	Form of Restricted Stock Unit Grant Notice (2020 Inducement Plan).	10-K	001-38419	10.27	March 5, 2020
10.19	Lease, dated September 30, 2015, between the Registrant and Hayward Point Eden I Limited Partnership, as amended on July 22, 2016 and October 12, 2017.	S-1	333-223086	10.8	February 16, 2018
10.20	Third Amendment dated June 26, 2020 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.	10-Q	001-38419	10.4	August 6, 2020
10.21	Fourth Amendment dated October 16, 2020 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.	10-Q	001-38419	10.3	November 5, 2020
10.22	Fifth Amendment dated April 1, 2021 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.	10-Q	001-38419	10.2	May 5, 2021
10.23B	License Agreement, dated December 8, 2016, between Arcus Biosciences, Inc. and Abmuno Therapeutics LLC.	S-1	333-223086	10.10	February 16, 2018
10.24B	License Agreement, dated August 16, 2017, between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	S-1	333-223086	10.11	February 16, 2018
10.25C	Amendment No. 1 dated June 27, 2019 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-Q	001-38419	10.2	August 6, 2019
10.26C	Amendment No. 2 dated March 2, 2020 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-K	001-38419	10.28	March 5, 2020
10.27C	Amendment No. 3 dated May 10, 2021 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-Q	001-38419	10.2	August 5, 2021
10.28C*	Amendment No. 4 dated December 30, 2022 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.
10.29	Assignment Agreement dated November 10, 2020 by and among Arcus Biosciences, Inc., WuXi Biologics (Cayman) Inc. and WuXi Biologics Ireland Limited to the License Agreement dated August 16, 2017.	10-K	001-38419	10.35	February 25, 2021
10.30B	Option and License Agreement, dated September 19, 2017, between Arcus	S-1	333-223086	10.12	February 16, 2018

	Biosciences, Inc. and Taiho Pharmaceutical Co., Ltd.
10.31B	Amendment No. 1 to Option and License Agreement, dated September 19, 2017, between Arcus Biosciences, Inc. and Taiho Pharmaceutical Co, Ltd.	10-Q	001-38419	10.1	November 8, 2018
10.32C	Option, License and Collaboration Agreement dated May 27, 2020 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	10-Q	001-38419	10.1	August 6, 2020
10.33C	Amendment No. 1 dated November 17, 2021 to the Option, License and Collaboration Agreement dated May 27, 2020 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	10-K	001-38419	10.34	February 23, 2022
10.34C	Letter Agreement with Gilead Sciences, Inc., dated July 1, 2022.	10-Q	001-38419	10.2	August 3, 2022
10.35C	Common Stock Purchase Agreement dated May 27, 2020 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	8-K	001-38419	99.1	July 13, 2020
10.36C	Amended and Restated Common Stock Purchase Agreement dated January 31, 2021 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	SC 13D/A	005-90423	99.1	February 2, 2021
10.37C	Investor Rights Agreement dated May 27, 2020 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	8-K	001-38419	99.2	July 13, 2020
10.38	Amendment No. 1 to Investor Rights Agreement, dated October 11, 2022.	8-K	001-38419	10.1	October 11, 2022
21.1*	List of subsidiaries of the registrant.
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page to this Annual Report).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the

Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

* Filed herewith.

A Indicates management contract or compensatory plan or arrangement.

B The Company has been granted confidential treatment for certain portions of this exhibit. The omitted portions have been filed separately with the Securities and Exchange Commission.

C This exhibit omits certain information the Company deems immaterial and either of the type that it treats as confidential or would be competitively harmful if disclosed.

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

ARCUS BIOSCIENCES, INC.

Date: February 28, 2023	By:	/s/ Terry Rosen
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

Name	Title	Date

/s/ Terry Rosen	Chief Executive Officer and Director	February 28, 2023
Terry Rosen, Ph.D.	(Principal Executive Officer)

/s/ Juan Carlos Jaen	President and Director	February 28, 2023
Juan Carlos Jaen, Ph.D.

/s/ Jennifer Jarrett	Chief Operating Officer and Director	February 28, 2023
Jennifer Jarrett

/s/ Robert C. Goeltz II	Chief Financial Officer	February 28, 2023
Robert C. Goeltz II	(Principal Financial and Accounting Officer)

/s/ Kathryn Falberg	Director	February 28, 2023
Kathryn Falberg

/s/ Linda Higgins	Director	February 28, 2023
Linda Higgins, Ph.D.

/s/ Yasunori Kaneko	Director	February 28, 2023
Yasunori Kaneko, M.D.

/s/ David Lacey	Director	February 28, 2023
David Lacey, M.D.

/s/ Nicole Lambert	Director	February 28, 2023
Nicole Lambert

/s/ Patrick Machado	Director	February 28, 2023
Patrick Machado, J.D.

/s/ Merdad Parsey	Director	February 28, 2023
Merdad Parsey, M.D., Ph.D.

/s/ Andrew Perlman	Director	February 28, 2023
Andrew Perlman, M.D., Ph.D.

/s/ Antoni Ribas	Director	February 28, 2023
Antoni Ribas, M.D., Ph.D.