Form 10-Q
period 2023-03-31
Arcus Biosciences, Inc.
filed 2023-05-09
CIK 1724521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 3, 2023, the registrant had 73,105,580 shares of common stock, $0.0001 par value per share, outstanding.

ARCUS BIOSCIENCES, INC.

RISK FACTOR SUMMARY

The following is a summary of the key risks and uncertainties that make an investment in our securities speculative and risky. This does not contain all of the information that may be important to you, and you should read this summary together with the more detailed description risks related to an investment in our securities set forth in this report under "Part II. Item 1A. Risk Factors".

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

i

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
•
We may need to obtain additional licenses of third-party technology which may cause us to operate our business in a more costly or otherwise adverse manner than anticipated.
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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ARCUS BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
License and development service revenue (Includes $17 and $8 from a related party)	$17	$8
Other collaboration revenue (Includes $8 and $8 from a related party)	8	10
Total revenues	25	18

Operating expenses:
Research and development (Net of recoveries of $33 and $30 from a related party)	81	61
General and administrative	30	24
Total operating expenses	111	85

Loss from operations	(86)	(67)

Non-operating income (expense):
Interest and other income, net	9	-
Effective interest on liability for sale of future royalties	(1)	-
Total non-operating income, net	8	-

Loss before income taxes	(78)	(67)

Income tax expense	(2)	(1)

Net loss	$(80)	$(68)

Net loss per share:
Basic and diluted	$(1.09)	$(0.96)

Shares used to compute net loss per share:
Basic and diluted	73.0	71.2

See accompanying notes.

ARCUS BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(80)	$(68)

Other comprehensive income (loss)	3	(4)

Comprehensive loss	$(77)	$(72)

See accompanying notes.

ARCUS BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$238	$206
Marketable securities	716	803
Receivable from collaboration partners ($33 and $39 from a related party)	33	39
Prepaid expenses and other current assets	28	19
Total current assets	1,015	1,067

Long-term marketable securities	90	129
Property and equipment, net	37	35
Other noncurrent assets ($3 and $2 from a related party)	112	114
Total assets	$1,254	$1,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28	$20
Deferred revenue ($97 and $97 to a related party)	97	97
Other current liabilities	54	76
Total current liabilities	179	193

Deferred revenue, noncurrent ($330 and $355 to a related party)	330	355
Other noncurrent liabilities	145	140

Commitments

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10.0 shares authorized; no shares issued and outstanding.	-	-
Common stock and additional paid-in capital: $0.0001 par value per share; 400.0 shares authorized; 73.1 shares in 2023 and 72.9 shares in 2022 issued and outstanding	1,226	1,206
Accumulated deficit	(622)	(542)
Accumulated other comprehensive loss	(4)	(7)
Total stockholders’ equity	600	657
Total liabilities and stockholders’ equity	$1,254	$1,345

See accompanying notes.

ARCUS BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)

(unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2021	70.8	$1,118	$(275)	$(1)	$842
Issuance of common stock in connection with our equity award programs	0.8	10	-	-	10
Stock-based compensation	-	17	-	-	17
Other comprehensive loss	-	-	-	(4)	(4)
Net loss	-	-	(68)	-	(68)
Balance at March 31, 2022	71.6	$1,145	$(343)	$(5)	$797

Balance at December 31, 2022	72.9	$1,206	$(542)	$(7)	$657
Issuance of common stock in connection with our equity award programs	0.2	1	-	-	1
Stock-based compensation	-	19	-	-	19
Other comprehensive gain	-	-	-	3	3
Net loss	-	-	(80)	-	(80)
Balance at March 31, 2023	73.1	$1,226	$(622)	$(4)	$600

See accompanying notes.

ARCUS BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(80)	$(68)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19	17
Depreciation and amortization	2	1
Noncash lease expense	2	2
Amortization of premiums (discounts) on marketable securities	(4)	2
Other items, net	1	3
Changes in operating assets and liabilities:
Receivable from collaboration partners ($6 and $715 from a related party)	6	715
Other assets (($1) and ($1) from a related party)	(8)	(7)
Accounts payable	10	8
Deferred revenue (($25) and ($16) to a related party)	(25)	(18)
Other liabilities	(21)	(1)
Net cash provided by (used in) operating activities	(98)	654

Cash flows from investing activities
Purchases of marketable securities	(154)	(377)
Proceeds from maturities of marketable securities	284	94
Proceeds from sales of marketable securities	2	18
Purchases of property and equipment	(3)	(3)
Net cash provided by (used in) investing activities	129	(268)

Cash flows from financing activities
Proceeds from issuance of common stock pursuant to equity award plans	1	10
Proceeds from sale of future royalties	-	5
Net cash provided by financing activities	1	15
Net increase in cash, cash equivalents and restricted cash	32	401
Cash, cash equivalents and restricted cash at beginning of period	209	151
Cash, cash equivalents and restricted cash at end of period	$241	$552

Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	$4	$1
Unpaid acquisition of in-process research and development	$-	$3

See accompanying notes.

ARCUS BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization, liquidity, and capital resources

Organization

Arcus Biosciences, Inc. (referred to as "Arcus," "we," "our," "us," or the "Company") is a clinical-stage, biopharmaceutical company focused on creating best-in-class therapies. Using our robust and highly efficient drug discovery capability, we have created a significant portfolio of investigational products which are in clinical development, with our most advanced molecule, an anti-TIGIT antibody, now in four Phase 3 registrational studies targeting lung and gastrointestinal cancers. Our deep portfolio of novel small molecules and enabling antibodies allows us to create highly differentiated therapies, which we are developing to treat multiple large indications.

We operate and manage our business as one reportable and operating segment, which is the business of developing and commercializing highly differentiated therapies that have a meaningful impact on patients.

Liquidity and Capital Resources

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $1.04 billion, which we believe will be sufficient to fund our planned operations for a period of at least twelve months following the date of filing of this report.

Note 2. Summary of significant accounting policies

Basis of Presentation

These interim financial statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2023. There have been no significant changes to our accounting policies as described in Note 2, Summary of significant accounting policies, in the notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K.

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and include all adjustments consisting of normal recurring adjustments that management believes are necessary for a fair presentation of the periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are assessed and updated each period to reflect current information. Actual results may differ materially from those estimates.

Recent Accounting Pronouncements

There have been no new accounting pronouncements issued or adopted during the period with a significant impact to our financial statements.

Note 3. Related party - Gilead Sciences, Inc.

In 2020, we and Gilead Sciences, Inc. (Gilead) entered into an Option, License and Collaboration Agreement (the Gilead Collaboration Agreement), Common Stock Purchase Agreement (the Stock Purchase Agreement), and Investor Rights Agreement (Investor Rights Agreement). In 2021, we amended the Gilead Collaboration Agreement (the Amended Gilead Collaboration Agreement) and the Stock Purchase Agreement (the Amended Stock Purchase Agreement), and in 2022 we amended the Investor Rights Agreement (Amended Investor Rights Agreement). We refer to these agreements collectively as the Gilead Agreements.

Stock Purchase Agreement and Investor Rights Agreement

In 2020, under the Stock Purchase Agreement, Gilead purchased 6.0 million shares for a total cost of $200 million, of which $91 million was allocated to the revenue related performance obligations (See Note 5, Revenues for more information) created by the Gilead

Collaboration Agreement.

In 2021, under the Amended Stock Purchase Agreement, Gilead purchased 5.7 million shares for a total cost of $220 million.

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

As of March 31, 2023, Gilead held approximately 18.9% of the Company’s outstanding common stock arising from purchases in our May 2020 public offering and purchases under the Stock Purchase Agreement and Amended Stock Purchase Agreement.

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

For each program that Gilead opts in to, both companies will co-develop and equally share global development costs, subject to certain opt-out rights that we have, and caps on our spending and related subsequent adjustments. For each program, provided we have not exercised our opt-out rights, we have the option to co-promote in the United States with equal sharing of related profits and losses. Gilead has the right to exclusively commercialize outside of the U.S., subject to the rights of our existing partners in any territories and will pay us tiered royalties as a percentage of revenues ranging from the high teens to the low twenties.

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

As of March 31, 2023, Gilead has licenses to domvanalimab, AB308, etrumadenant, quemliclustat and zimberelimab.

For the three months ended March 31, 2023 and 2022, we recognized revenue under this agreement of $25 million and $16 million, respectively; and net reimbursements from Gilead recognized as reductions in R&D expense of $33 million and $30 million, respectively.

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

Operating expenses for costs incurred pursuant to these arrangements are reported in their respective expense line items in the Condensed Consolidated Statements of Operations, net of any payments due to or reimbursements due from our collaboration partners, with such reimbursements being recognized at the time the party becomes obligated to pay.

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

For the three months ended March 31, 2023 and 2022, we recognized as R&D expense $2 million and $1 million, respectively, before expected recoveries from our cost-sharing agreement with Gilead. At March 31, 2023 and December 31, 2022, we have recognized a liability of $7 million and $5 million, respectively, related to our obligation to AstraZeneca which is recorded in Other noncurrent liabilities.

The PACIFIC-8 trial forms part of the Arcus and Gilead joint development program for domvanalimab and our portion of the trial costs are shared with Gilead. At March 31, 2023 and December 31, 2022, we have recognized a receivable due from Gilead for these shared costs of $3 million and $2 million, respectively, which is recorded in Other noncurrent assets.

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

As of March 31, 2023, Taiho has licenses for the Taiho Territory to (i) etrumadenant (the adenosine receptor antagonist program); (ii) zimberelimab (the anti PD-1 program); and (iii) domvanalimab and AB308 (collectively, the anti-TIGIT program).

For the three months ended March 31, 2022 we recognized revenue of $2 million related to the upfront payment. There was no remaining deferred revenue after the Option Period ended in September 2022. For a more detailed discussion on revenues see Note 5, Revenues.

WuXi Biologics License - anti-PD-1

In 2017, we entered into an agreement with WuXi Biologics Ireland Limited (WuXi Biologics) which, as amended, provides us with exclusive rights to (i) develop, use and manufacture products that include an anti-PD-1 antibody, including zimberelimab, worldwide and (ii) commercialize any such products worldwide, except in Greater China. Under the agreement, as of March 31, 2023 we may incur (i) clinical and regulatory milestone payments, and commercialization milestone payments of up to $375 million, (ii) tiered royalties that range from the high single-digits to low teens on net sales of the licensed products and (iii) fees related to any sublicenses.

For the three months ended March 31, 2023 and 2022, we did not have any transactions nor were any amounts due under this arrangement.

WuXi Biologics License - anti-CD39

In 2020, we entered into an agreement with WuXi Biologics, under which we obtained the exclusive worldwide license to develop and commercialize anti-CD39 antibodies discovered under the agreement. Under the agreement, as of March 31, 2023 we may incur additional clinical and regulatory milestone payments of up to $14 million and royalty payments in the low single digits on net sales of the licensed products.

For the three months ended March 31, 2023 and 2022, we incurred development milestones under this arrangement of $1 million and $2 million, respectively which were recognized as R&D expense.

Abmuno License

In 2016, we entered into an agreement with Abmuno Therapeutics LLC (Abmuno), under which we obtained the exclusive worldwide license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. Under the agreement, as of March 31, 2023 we may incur additional clinical, regulatory and commercialization milestone payments of up to $88 million.

For the three months ended March 31, 2023 and 2022, we did not have any transactions nor were any amounts due under this arrangement.

Note 5. Revenues

The following table summarizes our revenues by collaboration, category of revenue, and the method of recognition (in millions):

			Three Months Ended March 31,
	Over time	Point in time	2023	2022
Gilead Collaboration
License and R&D services	*		17	8
Access rights	*		8	8
Taiho Collaboration
Access rights	*		-	2
Total revenues			$25	$18

Revenues from Gilead accounted for 100% and 89% of Total revenues for the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes the revenue recognized as a result of changes in the deferred revenue balance (in millions):

	Three Months Ended March 31,
	2023	2022
Revenue recognized from amounts included in deferred revenue at the beginning of the period	$25	$18

Revenue from the Gilead Collaboration

We had $427 million and $452 million of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to the Gilead collaboration at March 31, 2023 and December 31, 2022, respectively, allocated between current and noncurrent based on the expected timing of future recognition.

Activity for performance obligations under this arrangement for the periods presented herein was as follows:

Etrumadenant - License and R&D Services

Under the Amended Gilead Collaboration Agreement, Gilead has an exclusive license and we are also obligated to perform further R&D services for Gilead related to etrumadenant. We determined that the license and R&D services were combined based on an evaluation of the delivery of the license, due to the early stage of the technology and the specialized nature of our know-how. We allocated arrangement consideration of $219 million to the combined license and R&D services performance obligation and recognize the amounts allocated as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program.

We recognized $8 million and $5 million in license and R&D services revenue for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, we had $177 million of deferred revenue remaining on our Condensed Consolidated Balance Sheet related to this performance obligation.

Quemliclustat - License and R&D Services

Under the Amended Gilead Collaboration Agreement, Gilead has an exclusive license and we are also obligated to perform further R&D services for Gilead related to quemliclustat. We determined that the license and R&D services were combined based on an evaluation of the delivery of the license, due to the early stage of the technology and the specialized nature of our know-how. We allocated arrangement consideration of $176 million to the combined license and R&D services performance obligation and recognize the amounts allocated as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program.

We recognized $8 million and $2 million in license and R&D services revenue for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, we had $142 million of deferred revenue remaining on our Condensed Consolidated Balance Sheet related to this performance obligation.

Domvanalimab - R&D Services

Under the Amended Gilead Collaboration Agreement, we have an obligation to perform further R&D services for Gilead related to domvanalimab. We determined that these services are distinct based on an evaluation of the delivery of the related license, noting that the program was in the later stages of development and license met the criteria for being distinct from the R&D services required. We allocated arrangement consideration of $34 million to the R&D services performance obligation and recognize the amounts allocated as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program.

We recognized $1 million in license and R&D services revenue for each of the three months ended March 31, 2023 and 2022. At March 31, 2023, we had $29 million of deferred revenue remaining on our Condensed Consolidated Balance Sheet related to this performance obligation.

Zimberelimab - R&D and Commercialization Services

Under the Amended Gilead Collaboration Agreement, we have an obligation to perform further R&D and commercialization services for Gilead related to zimberelimab, as a monotherapy and in combination with other agents. We determined that these services are distinct based on an evaluation of the delivery of the related license, noting that the program was in the later stages of development and license met the criteria for being distinct from the R&D and commercialization services required. We allocated arrangement consideration of $11 million to the R&D and commercialization services performance obligation and recognize the amounts allocated as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program.

For the three months ended March 31, 2023 and 2022, revenue recognized was not significant. As of December 31, 2022, substantially all the revenue related to this performance obligation had been recognized.

Access Rights and Option Continuation Periods

Under the Amended Gilead Collaboration Agreement, Gilead has exclusive access to our current programs as well as the future programs for a period of ten years, contingent upon option continuation payments totaling $300 million, consisting of a $100 million payment on each of the fourth, sixth, and eighth anniversaries of the agreement. We allocated arrangement consideration of $121 million to this performance obligation.

We use a time-elapsed input method to measure progress toward satisfying this obligation, which is the method we believe most faithfully depicts our performance in transferring the promised services during the time period in which Gilead has access to our R&D pipeline. Accordingly, the revenue allocated to this performance obligation is being recognized using this input method over the minimum four-year period. We have determined that Gilead is not obligated to pay the remaining $300 million due over the remainder of the term and excluded these payments from the transaction price. Failure to pay the non-obligatory option continuation payments will result in Gilead’s loss of certain rights to access and obtain licenses to the programs arising from our R&D pipeline.

We recognized as revenue $8 million associated with the performance of this obligation for each of the three months ended March 31, 2023 and 2022. At March 31, 2023, we had $79 million of deferred revenue on our Condensed Consolidated Balance Sheet related to this performance obligation.

Capitalized Costs to Obtain Contracts

We incurred certain costs to obtain the Gilead Collaboration Agreement in 2020 and the Amended Gilead Collaboration Agreement in 2021, which consisted of consultant and legal fees. We allocated these costs to the various performance obligations, to be recognized as the underlying performance obligations are satisfied and revenue is recognized.

For the three months ended March 31, 2023, and 2022, the recognized expense was not significant. At March 31, 2023, we had $4 million in capitalized costs to obtain the contracts, of which $1 million was recorded as Prepaid and other current assets and $3 million was recorded as Other noncurrent assets in our Condensed Consolidated Balance Sheet.

Note 6. Income taxes

The income tax provision or benefit for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into consideration in the relevant period. Each quarter, we update the estimate of the annual effective tax rate, and if the estimated tax rate changes, we record a cumulative adjustment to the provision or benefit.

The income tax expense was $2 million and $1 million for the three months ended March 31, 2023 and 2022, respectively, with an effective tax rate of (2.3%) and (1.4%), respectively. We have taxable income compared to book losses before income taxes due to the timing of recognition of deferred revenue for tax purposes and the effects of the mandatory capitalization and amortization of research and development expenses starting in 2022, as required by the 2017 Tax Cuts and Jobs Act. The year-over-year increase in the income tax provision was due to an increase in taxable income. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on our deferred tax assets and state income taxes.

As of March 31, 2023 and December 31, 2022, we have provided a valuation allowance against U.S. federal and state deferred tax assets. We continue to evaluate the realizability of deferred tax assets and the related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination.

We recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties.

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

Note 7. Net loss per share

The following table summarizes potentially dilutive securities excluded from the computation of diluted net loss per share calculations because they would have been antidilutive (in millions):

	March 31, 2023	March 31, 2022
Common stock options issued and outstanding	14.0	12.6
Restricted stock units issued	2.1	1.5
Employee Stock Purchase Plan shares	0.2	0.1
Total potential dilutive securities	16.3	14.2

We have also excluded the effect of Gilead’s right to purchase additional shares of our common stock from the calculation as these rights had no intrinsic value at either March 31, 2023 or 2022.

Note 8. Stock-based compensation

The following table reflects the components of stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2023	2022
Research and development	$9	$9
General and administrative	10	8
Total stock-based compensation	$19	$17

Note 9. Cash, cash equivalents and marketable securities

The following table summarizes amortized cost, gross unrealized gains and losses and the fair value of our cash, cash equivalents and marketable securities, all of which are considered available for sale, by type of securities:

Types of securities as of March 31, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$196	$-	$-	$196
U.S. treasury securities	284	-	(2)	282
Corporate securities and commercial paper	508	-	(2)	506
U.S. government agency securities	60	-	-	60
Total cash, cash equivalents and marketable securities	$1,048	$-	$(4)	$1,044

Types of securities as of December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$169	$-	$-	$169
U.S. treasury securities	317	-	(3)	314
Corporate securities and commercial paper	635	-	(4)	631
U.S. government agency securities	20	-	-	20
Certificate of deposit	4	-	-	4
Total cash, cash equivalents and marketable securities	$1,145	$-	$(7)	$1,138

The following table summarizes the fair values of our cash, cash equivalents and marketable securities by location in the Condensed Consolidated Balance Sheets and contractual maturity:

Location in Condensed Consolidated Balance Sheets	Contractual Maturity	March 31, 2023	December 31, 2022
Cash and cash equivalents	-	$238	$206
Marketable securities	Within one year	716	803
Long-term marketable securities	Between one and three years	90	129
Total cash, cash equivalents and marketable securities		$1,044	$1,138

Realized gains or losses recognized on the sale of available-for-sale marketable securities were not material for the three months ended March 31, 2023 and 2022. Realized gains and losses are included in Interest and other income, net, in the Condensed Consolidated Statements of Operations. The cost of a security sold is determined using the specific-identification method.

We limit the credit risk associated with our investments by placing them with banks and institutions we believe are highly credit worthy and investing in highly rated investments. We held a total of 178 and 219 positions in securities which were in unrealized loss positions as of March 31, 2023 and December 31, 2022, respectively. We do not intend to sell our securities with unrealized loss positions and have concluded we will not be required to sell the securities before recovery of the amortized cost for the investment at maturity. No credit related losses have been recognized for any of the periods presented.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the total shown in the Condensed Consolidated Statements of Cash Flows (in millions):

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$238	$549
Restricted cash (included in Other noncurrent assets)	3	3
Total cash, cash equivalents and restricted cash	$241	$552

Note 10. Condensed consolidated balance sheet components

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Prepaids and other assets	$25	$15
Accrued interest receivable	3	4
Total prepaid and other current assets	$28	$19

Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Accrued research and development	$37	$45
Accrued personnel expenses	12	25
Income taxes payable	1	-
Other	4	6
Total other current liabilities	$54	$76

Note 11. Leases

The following table summarizes our cash and non-cash information related to our operating leases (in millions):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities	$4	$1
Recognition of tenant improvement allowance receivable included in other current liabilities	$4	$-

As of March 31, 2023 and December 31, 2022, we have provided deposits for letters of credit totaling $3 million to secure our obligations under our leases, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets.

Note 12. Fair value measurements

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

The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

Fair value measurement as of March 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$196	$-	$-	$196
U.S. treasury securities	-	282	-	282
Corporate securities and commercial paper	-	506	-	506
U.S. government agency obligations	-	60	-	60
Total assets measured at fair value	$196	$848	$-	$1,044
Liabilities
Liability for sale of future royalties	$-	$-	$18	$18
Total liabilities measured at fair value	$-	$-	$18	$18

Fair value measurement as of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$169	$-	$-	$169
U.S. treasury securities	-	314	-	314
Corporate securities and commercial paper	-	631	-	631
U.S. government agency securities	-	20	-	20
Certificate of deposit	-	4	-	4
Total assets measured at fair value	$169	$969	$-	$1,138
Liabilities
Liability for sale of future royalties	$-	$-	$17	$17
Total liabilities measured at fair value	$-	$-	$17	$17

Liability for Sale of Future Royalties

In 2021, we entered into an agreement with BVF Partners L.P. (BVF), under which BVF will fund the discovery and development of compounds for the treatment of inflammatory diseases (the Program) for $15 million in non-refundable payments which were paid in 2021 and 2022. In return, we are obligated to: perform research and development activities in the Program; to make contingent payments upon the achievement of certain clinical and regulatory milestones of up to $73 million or $160 million depending on whether the program is solely developed by us or with Gilead if they opt-in pursuant to the Gilead Collaboration Agreement; and pay mid- to high-single digit royalties on any net product sales generated by the Program.

We account for the BVF Agreement as a liability primarily because we have significant continuing involvement in generating the cash flows due to BVF. The liability is recorded at fair value by using probability-adjusted discounted cash flows and is revalued each reporting period until the related contingencies have been resolved. The fair value measurement is based on significant unobservable inputs that are reviewed quarterly by management and include, as applicable, estimated probabilities and the timing of achieving specified development, regulatory and commercial milestones as well as estimated annual sales. Significant changes that increase or decrease the probabilities of achieving the related development, regulatory and commercial events or that shorten or lengthen the time required to achieve such events or that increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of the obligations, as applicable. Changes in the fair value of this liability related to interest accretion are recognized in Non-operating income (expense) in the Consolidated Statements of Operations.

The imputed effective interest rate on the unamortized portion of the liability was 20.6% as of March 31, 2023 and 2022. The liability for sale of future royalties is reported in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets and changes were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$17	$5
Cash received	-	5
Interest accretion	1	1
Ending balance	$18	$11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited Condensed Consolidated Financial Statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on February 28, 2023. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Further, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Our actual results could differ materially from those discussed in these forward-looking and other statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.”

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

Our Clinical Product Portfolio

We currently have five clinical programs focused on unique targets including TIGIT, PD-1, adenosine A2a and A2b receptors, CD73 and HIF-2α. These programs are currently being advanced across 13 different clinical studies, including four Phase 3 studies. In 2020, we entered into an Option, License and Collaboration Agreement (as amended, the Gilead Collaboration Agreement) with Gilead Sciences, Inc. (Gilead) to strategically advance our portfolio through a collaborative relationship. The Gilead Collaboration Agreement provides Gilead with an exclusive license to our anti-PD-1 program (including zimberelimab) and time-limited exclusive option rights to our clinical programs, which they have exercised for our anti-TIGIT program (including domvanalimab and AB308), adenosine receptor antagonist program (including etrumadenant) and CD73 program (including quemliclustat). For all such optioned programs, we are co-developing investigational products with Gilead.

The following chart summarizes our clinical pipeline:

Program	Indication	Study	Regimen
QUEMLICLUSTAT *CD73 INHIBITOR SMALL MOLECULE*	LUNG CANCER	EDGE-Lung	1L, 2L dom + zim ± quemli ± chemo
	PANCREATIC CANCER	ARC-8	1L quemli + zim + gem/nab-pac vs. quemli + gem/nab-pac
			2L quemli + zim + gem/nab-pac
ETRUMADENANT (ETRUMA) *DUAL A_{2A}/A_{2B} ADENOSINE RECEPTOR ANTAGONIST SMALL MOLECULE*	LUNG CANCER	ARC-7	1L, PD-L1 ≥ 50% dom + zim ± etruma vs. zim
	LUNG CANCER	VELOCITY-Lung	1L, 2L dom ± zim ± etruma ± sacituzumab govitecan
	PROSTATE CANCER	ARC-6	2L etruma + zim + doce vs. doce etruma + sacituzumab govitecan ± zim
	COLORECTAL CANCER	ARC-9	2L etruma + zim + FOLFOX* vs. FOLFOX*
			3L etruma + zim + FOLFOX* vs. rego
AB521 *HIF-2α INHIBITOR*	HEALTHY PARTICIPANTS	ARC-14	AB521
	ADVANCED MALIGNANCIES, INCLUDING RCC	ARC-20	2L+ AB521

atezo: atezolizumab; bev: bevacizumab; carbo/pem: carboplatin/pemetrexed; doce: docetaxel; dom: domvanalimab; enza: enzalutamide; etruma: etrumadenant; gem/nab-pac: gemcitabine/nab-paclitaxel; nivo: nivolumab; pembro: pembrolizumab; PLD: pegylated liposomal doxorubicin; quemli: quemliclustat; rego: regorafenib; SOC: standard of care; zim: zimberelimab

*+/- biologic, e.g. bevacizumab or biosimilar, will be included for all patients in whom it is not contraindicated

Recent Developments

The following is a summary of recent significant developments affecting our business:

•
We expect to provide an updated analysis of our ARC-7 study at the ASCO Annual Meeting in June 2023. ARC-7 is a randomized Phase 2 study evaluating the combination of domvanalimab plus zimberelimab vs. domvanalimab plus zimberelimab plus etrumadenant vs. zimberelimab monotherapy in first-line metastatic, PD-L1≥50% NSCLC.
•
In the first quarter 2023, we enrolled the third dose-escalation cohort (100mg daily) of ARC-20, a Phase 1/1b study of our small molecule HIF-2a inhibitor AB521 in second-line renal cell carcinoma. The dose expansion stage of the ARC-20 study in clear-cell renal cell carcinoma (ccRCC) patients, and a Phase 2 combination study, are expected to begin in the third quarter.
•
In the first quarter of 2023, we, together with Gilead, reviewed PFS and overall survival (OS) data from all 90 patients in the randomized portion of the ongoing Phase 1/1b ARC-8 trial evaluating quemliclustat + zimberelimab + gemcitabine and nab-paclitaxel (the standard-of-care chemotherapies used for advanced pancreatic cancer). Early overall survival trends in both arms appeared to be encouraging relative to historical controls. As of the date of this analysis, we do not believe that zimberelimab contributes to the performance of quemliclustat plus chemotherapy in pancreatic cancer. We expect mature OS data in late 2023 or early 2024 that will inform the potential for a Phase 3 study in pancreatic cancer.

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

The level of our future research and development investment will depend on a number of factors and uncertainties, including the breadth of the joint development program agreed to with Gilead for the optioned programs, the outcome of our efforts, and the amount of cost reimbursements or milestone payments we receive from our collaborators. We expect our research and development expenses to increase substantially during the next few years as we pursue joint development programs with Gilead and advance these programs towards regulatory approval. We also expect to advance new programs into the clinic. All of this will require significant growth in our development capabilities and infrastructure. In addition, our joint development programs with Gilead for the optioned molecules are anticipated to include a significant number of later-stage clinical trials, which typically include a larger number of subjects, are of a longer duration and include more geographic regions. As we advance our clinical-stage programs and prepare to seek regulatory approval, we will also need to increase our late-stage manufacturing activities. As a result, we expect our preclinical, clinical, and contract manufacturing expenses to increase significantly relative to what we have incurred to date.

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

Results of Operations

The following table summarizes our results of operations (in millions):

	Three Months Ended March 31, 2023	Three months ended March 31, 2022	Change
Revenues:
License and development service revenue	$17	$8	113%
Other collaboration revenue	8	10	(20)%
Total revenues	25	18	39%
Operating expenses:
Research and development	81	61	33%
General and administrative	30	24	25%
Total operating expenses	111	85	31%
Loss from operations	(86)	(67)	28%
Non-operating income, net	8	-	*
Loss before income taxes	(78)	(67)	16%
Income tax expense	(2)	(1)	100%
Net loss	$(80)	$(68)	18%

* Not meaningful

Total Revenues

The increase of 39% or $7 million in Total revenues for the three months ended March 31, 2023 was primarily driven by increased revenues from license and R&D services primarily due to quemliclustat and etrumadenant.

See Note 5, Revenues to our Condensed Consolidated Financial Statements in Part I, Item 1 for further discussion of the amount and timing of revenues recognized from our license and collaboration agreements.

Research and Development Expenses

The increase of 33% or $20 million in Research and development expenses for the three months ended March 31, 2023 was primarily driven by $31 million in higher costs incurred to support our expanded clinical and development activities partially offset by $11 million in higher reimbursements for shared expenses from our collaborations, primarily the Gilead collaboration which was expanded in December 2021. Our expanding clinical and development activities as we enrolled more patients in our existing and new studies including domvanalimab and zimberelimab combination studies drove increases of $8 million in net clinical costs and $3 million in net manufacturing costs. Our growing headcount drove a $9 million increase in net employee compensation costs.

For the three months ended March 31, 2023 and 2022, we recognized reimbursements of $42 million and $31 million, respectively, for shared expenses from our collaborations, primarily the Gilead collaboration which was expanded in December 2021.

General and Administrative Expenses

The increase of 25% or $6 million in General and administrative expenses for the three months ended March 31, 2023 was primarily driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations. Our growing headcount and our 2023 stock awards drove a $4 million increase in employee compensation costs, including $2 million in increased non-cash stock-based compensation. We also incurred a $1 million increase in office facilities expense due to the expansion of our office space to support our higher headcount.

Non-Operating Income, net

The increase of $8 million in Non-operating income, net for three months ended March 31, 2023 was primarily due to a larger average portfolio of marketable fixed-income securities and higher interest income resulting from increased investment yields as compared to the prior year.

Income Tax Expense

The increase of 100% or $1 million in Income tax expense for the three months ended March 31, 2023 was primarily due to an increase in taxable income compared to the prior year.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily from the sale of our equity securities and payments received under our research, collaboration and license agreements with our strategic partners including Gilead. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our investigational products and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs.

As of March 31, 2023, we had $1.04 billion of cash, cash equivalents, and marketable securities, compared to $1.14 billion as of December 31, 2022. The decrease in cash from the prior year end is primarily due to the use of cash in our research and development activities. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury obligations, investments in corporate securities and certificates of deposit.

Based on our existing business plan, we believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our planned level of operations into 2026.

Our cash flow and financing requirements are determined by analyses of operating and capital spending budgets. It is challenging to predict the nature, timing and estimated long-range costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our investigational products. This is made more challenging by events outside of our control. Accordingly, our operating plan may change, including as a result of factors currently unknown to us, and we may need to seek additional funds sooner than planned. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

See “Part II, Item 1A. Risk Factors” for additional risks associated with our substantial capital requirements.

Cash Flows

The following table summarizes our cash flow activities for each of the periods presented below (in millions):

	Three Months Ended March 31,
Net cash provided by (used in):	2023	2022
Operating activities	$(98)	$654
Investing activities	129	(268)
Financing activities	1	15

Operating Activities

Net cash used in operating activities was $98 million for the three months ended March 31, 2023 as compared to net cash provided by operating activities of $654 million for the same period in the prior year. The change in operating cash flows is primarily due to $725 million received from Gilead in January 2022 under the Gilead Collaboration Agreement.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2023 was primarily due to net proceeds from marketable securities of $132 million.

Cash used in investing activities for the three months ended March 31, 2022 was primarily due to net purchases of marketable securities of $265 million as we invested a portion of the $725 million received from Gilead in January 2022 under the Gilead Collaboration Agreement.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 was due to net proceeds of $1 million for stock issued under our equity award plans.

Cash provided by financing activities for the three months ended March 31, 2022 was due to net proceeds of $10 million for stock issued under our equity award plans and $5 million received under the BVF agreement.

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

There have been no material changes to our critical accounting policies and estimates, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations outside the ordinary course of business during the three months ended March 31, 2023, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from changes in interest rates and foreign currency exchange rates. Our market risks have not changed materially from those discussed in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should consider carefully the following risk factors, together with all the other information in this report, including our Condensed Consolidated Financial Statements and notes thereto, and in our other public filings with the SEC, including our Annual Report on Form 10-K filed with the SEC on February 28, 2023. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks Related to our Limited Operating History, Financial Position and Capital Requirements

We have a history of operating losses, have never generated any revenue from product sales and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a pre-commercial immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale nor have we ever generated any revenue from product sales. Our revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our strategic partners. For the three months ended March 31, 2023 and the year ended December 31, 2022 we had net losses of $80 million and $267 million, respectively. As of March 31, 2023, we had an accumulated deficit of $622 million. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. While we may receive income from year to year under the Gilead Agreement and Taiho Agreement, we generally expect to incur substantial and increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

To become and remain profitable on a sustained basis, we must develop and eventually commercialize a product with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our investigational products, obtaining marketing approval for these investigational products, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we succeed in commercializing one or more of our investigational products, we may never generate revenues that are significant or large enough to achieve sustained profitability. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. If we do achieve profitability from product sales, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial research and development and other expenditures to develop and market additional investigational products. Our failure to become and remain profitable on a sustained basis would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

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

As of March 31, 2023, we had $1.04 billion of cash, cash equivalents and marketable securities. While we believe that our cash position will be sufficient to fund our anticipated level of operations into 2026, our future capital requirements will depend on many factors, including:

•
the number, scope, rate of progress and costs of clinical programs and investigational products as well as drug discovery, preclinical development activities, and laboratory testing;

•
the scope and costs of manufacturing development and commercial manufacturing activities;
•
the scope and costs of developing and supporting new non-oncology programs;
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

For example, enrollment of oncology subjects in our clinical trials evaluating zimberelimab may be hampered by nivolumab from Bristol-Myers Squibb and pembrolizumab from Merck, both of which are approved and on the market. Subjects may opt to be treated with an approved product rather than our anti-PD-1 antibody investigational product. In addition, Roche/Genentech, Merck and Beigene have initiated numerous Phase 3 trials with their respective anti-TIGIT antibodies, which could reduce the number of clinical sites and subjects available for our registrational program for domvanalimab (our anti-TIGIT antibody), including ARC-10 and STAR-121, each Phase 3 trials in lung cancer, and STAR-221, our Phase 3 trial in upper gastrointestinal tract cancer.

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

From time to time, we publish preliminary or interim data from our clinical studies. Preliminary data remain subject to audit confirmation and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Interim data are also subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, topline results that we report may differ from future results of the same studies and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data could significantly harm our business prospects.

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

As we continue to develop our investigational products and initiate clinical trials of additional investigational products, serious adverse events, undesirable side effects or unexpected characteristics may emerge causing us to abandon these investigational products or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our investigational products initially show promise in early clinical trials, the side effects of drugs are frequently only detectable after they are tested in large, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the investigational product or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our investigational product, we may be required to develop a Risk Evaluation and Mitigation Strategy (REMS) to mitigate those serious safety risks, which could impose significant distribution and use restrictions on our products.

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
•
we will be heavily dependent on Gilead for its further development and commercialization of the investigational products from the programs that it opts in to;
•
we may not be successful in this collaboration due to various other factors, including our ability to demonstrate proof of concept in one or more clinical studies so that Gilead will exercise its option to these programs;
•
we have appointed two individuals designated by Gilead to our board of directors pursuant to the terms of the investor rights agreement, and Gilead owns approximately 18.9% of our outstanding common stock and has the right (but not the obligation) to acquire additional shares from us up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock and, as a result, may be able to exert significant influence over our company;
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

In the future, we may need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, and which may cause us to operate our business in a more costly or otherwise adverse manner than anticipated.

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

We are aware of several pharmaceutical companies developing products in the same class as our investigational products some of which are further along in development than our corresponding assets. For additional information regarding our competitors, see “Item 1. Business—Competition” in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

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

The legislative and regulatory landscape for privacy and data security continues to evolve, and we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data security in the United States, the EU and other jurisdictions. This increased focus on privacy and data security issues may negatively affect our operating results and our business. For example, the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020 and was amended by the California Privacy Rights Act of 2020 effective on January 1, 2023, gives California residents expanded rights to access, correct and require deletion of their personal information, limit disclosure of sensitive personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. In addition, the CCPA authorizes private lawsuits to recover statutory damages for certain data breaches. While it exempts some data regulated by HIPAA and certain clinical trials data, the CCPA may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. Some observers note that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

Foreign data protection laws also apply to health-related and other personal data obtained outside the United States. In the European Union, Regulation (EU) 2016/679 (General Data Protection Regulation) took effect in May 2018 and imposes, in some cases, stricter obligations than data protection laws in the United States on the use of health-related and other personal data. These requirements include the obligation to appoint data protection officers in certain circumstances, rights for individuals to be “forgotten” and to data portability, and the obligation to make public notification of significant data breaches. Under the General Data Protection Regulation, data protection authorities can also impose administrative fines of up to 4% of our total worldwide turnover or up to €20 million (whichever is higher). In addition, the General Data Protection Regulation only permits the transfer of personal data outside the European Economic Area (EEA) to countries that offer a level of data protection deemed adequate by the European Commission, unless an approved data transfer mechanism is in place. One such mechanism was invalidated by the European Court of Justice, adding to the complexity of transferring personal data outside the EEA. The General Data Protection Regulation increases our responsibility and liability in relation to personal data that we process, and we must put in place additional mechanisms to ensure compliance with the new EU data protection rules.

Failure to comply with U.S. and foreign data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Our business operations expose us to broadly applicable fraud and abuse, transparency, government price reporting, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Our operations are subject, either directly or indirectly through our customers and third-party payors, to various U.S. federal and state health care laws, including fraud and abuse, transparency and other healthcare laws and regulations, and similar laws in other jurisdictions in which we conduct our business. These laws may impact, among other things, our research and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include, but are not limited to the federal Anti-Kickback Statute; federal civil and criminal false claims laws, such as the False Claims Act (FCA); HIPAA; federal and state consumer protection and unfair competition laws; the federal transparency requirements under the Physician Payments Sunshine Act; state and foreign law equivalents of each of these federal laws; and state and foreign laws that require pharmaceutical companies to implement compliance programs. Many of these laws are discussed in detail in “Item 1. Business—Government Regulation—Other U.S. Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of investigational products, restrict or regulate post-approval activities, and affect the ability to profitably sell investigational products for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA), which, among other things, (1) directs the U.S. Department of Health and Human Services to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. The United States Department of Health and Human Services has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. We expect that other healthcare reform measures may be adopted in the future, and that any such health reform measures could have an adverse effect on our business and/or results of operation. For additional detail regarding health care reform activities that may impact our business, see “Item 1. Business—Government Regulation—Healthcare Reform” in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

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

Based upon shares outstanding as of March 31, 2023, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 47.5% of our common stock. In particular, Gilead owns approximately 18.9% of our outstanding common stock, and we have appointed its two designees to our board of directors pursuant to the terms of our investor rights agreement. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018
3.2	Amended and Restated Bylaws	8-K	001-38419	3.1	May 26, 2020
10.1	Equity Distribution Agreement, dated as of February 28, 2023, by and among the Registrant, Goldman Sachs & Co. LLC and SVB Securities LLC.	S-3	333-270132	1.2	February 28, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

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

ARCUS BIOSCIENCES, INC.

Date:	May 9, 2023	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2023	By:	/s/ Alexander Azoy
Alexander Azoy
Chief Accounting Officer (Principal Accounting Officer)