Form 10-Q
period 2023-06-30
Arcus Biosciences, Inc.
filed 2023-08-07
CIK 1724521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 2, 2023, the registrant had 74,503,664 shares of common stock, $0.0001 par value per share, outstanding.

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
•
We rely on third parties to conduct our clinical trials, to manufacture and supply us with sufficient quantities of our investigational products, standard of care and comparator products used in our clinical trials, and to perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ARCUS BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
License and development service revenue (Includes $19, $17, $36 and $25 from a related party)	$19	$17	$36	$25
Other collaboration revenue (Includes $10, $9, $18 and $17 from a related party)	10	10	18	20
Total revenues	29	27	54	45

Operating expenses:
Research and development (Net of recoveries of $34, $36, $67 and $66 from a related party)	84	70	165	131
General and administrative	28	26	58	50
Total operating expenses	112	96	223	181

Loss from operations	(83)	(69)	(169)	(136)

Non-operating income (expense):
Interest and other income, net	9	3	18	3
Effective interest on liability for sale of future royalties	-	(1)	(1)	(1)
Total non-operating income, net	9	2	17	2

Loss before income taxes	(74)	(67)	(152)	(134)

Income tax expense	(1)	-	(3)	(1)

Net loss	$(75)	$(67)	$(155)	$(135)

Net loss per share:
Basic and diluted	$(1.04)	$(0.93)	$(2.13)	$(1.88)

Shares used to compute net loss per share:
Basic and diluted	73.2	71.8	73.1	71.5

See accompanying notes.

ARCUS BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(75)	$(67)	$(155)	$(135)

Other comprehensive income (loss)	-	(2)	3	(6)

Comprehensive loss	$(75)	$(69)	$(152)	$(141)

See accompanying notes.

ARCUS BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share amounts)

(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$230	$206
Marketable securities	700	803
Receivable from collaboration partners ($32 and $39 from a related party)	34	39
Prepaid expenses and other current assets	22	19
Total current assets	986	1,067

Long-term marketable securities	80	129
Property and equipment, net	45	35
Other noncurrent assets ($5 and $2 from a related party)	109	114
Total assets	$1,220	$1,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12	$20
Deferred revenue ($103 and $97 to a related party)	103	97
Other current liabilities	65	76
Total current liabilities	180	193

Deferred revenue, noncurrent ($330 and $355 to a related party)	330	355
Other noncurrent liabilities	144	140

Commitments

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10.0 shares authorized; no shares issued and outstanding.	-	-
Common stock and additional paid-in capital: $0.0001 par value per share; 400.0 shares authorized; 74.5 shares in 2023 and 72.9 shares in 2022 issued and outstanding	1,267	1,206
Accumulated deficit	(697)	(542)
Accumulated other comprehensive loss	(4)	(7)
Total stockholders’ equity	566	657
Total liabilities and stockholders’ equity	$1,220	$1,345

See accompanying notes.

ARCUS BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions)

(unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2021	70.8	$1,118	$(275)	$(1)	$842
Issuance of common stock in connection with our equity award programs	0.8	10	-	-	10
Stock-based compensation	-	17	-	-	17
Other comprehensive loss	-	-	-	(4)	(4)
Net loss	-	-	(68)	-	(68)
Balance at March 31, 2022	71.6	1,145	(343)	(5)	797
Issuance of common stock in connection with our equity award programs	0.5	4	-	-	4
Stock-based compensation	-	15	-	-	15
Other comprehensive loss	-	-	-	(2)	(2)
Net loss	-	-	(67)	-	(67)
Balance at June 30, 2022	72.1	$1,164	$(410)	$(7)	$747

Balance at December 31, 2022	72.9	$1,206	$(542)	$(7)	$657
Issuance of common stock in connection with our equity award programs	0.2	1	-	-	1
Stock-based compensation	-	19	-	-	19
Other comprehensive gain	-	-	-	3	3
Net loss	-	-	(80)	-	(80)
Balance at March 31, 2023	73.1	1,226	(622)	(4)	600
Issuance of common stock and rights to purchase additional shares in accordance with the Second Stock Purchase Agreement Amendment (see Note 3, Related party - Gilead Sciences, Inc.)	1.0	20	-	-	20
Issuance of common stock in connection with our equity award programs	0.4	3	-	-	3
Stock-based compensation	-	18	-	-	18
Net loss	-	-	(75)	-	(75)
Balance at June 30, 2023	74.5	$1,267	$(697)	$(4)	$566

See accompanying notes.

ARCUS BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(155)	$(135)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	37	32
Depreciation and amortization	4	3
Noncash lease expense	4	4
Amortization of premiums (discounts) on marketable securities	(8)	2
Other items, net	1	4
Changes in operating assets and liabilities:
Receivable from collaboration partners ($7 and $709 from a related party)	4	709
Other assets (($3) and ($1) from a related party)	(1)	3
Accounts payable	(9)	12
Deferred revenue (($19) and ($42) to a related party)	(19)	(45)
Other liabilities	(13)	-
Net cash provided by (used in) operating activities	(155)	589

Cash flows from investing activities
Purchases of marketable securities	(393)	(763)
Proceeds from maturities of marketable securities	542	263
Proceeds from sales of marketable securities	14	27
Purchases of property and equipment	(8)	(4)
Purchases of in-process research and development	-	(6)
Net cash provided by (used in) investing activities	155	(483)

Cash flows from financing activities
Proceeds from issuance of common stock to a related party	20	-
Proceeds from issuance of common stock pursuant to equity award plans	4	14
Proceeds from sale of future royalties	-	5
Net cash provided by financing activities	24	19
Net increase in cash, cash equivalents and restricted cash	24	125
Cash, cash equivalents and restricted cash at beginning of period	209	151
Cash, cash equivalents and restricted cash at end of period	$233	$276

Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in accounts payable and accrued liabilities	$8	$1

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

Liquidity and Capital Resources

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $1.0 billion, which we believe will be sufficient to fund our planned operations for a period of at least twelve months following the date of filing of this report.

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

Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period.

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

Note 3. Related party - Gilead Sciences, Inc.

In 2020, we and Gilead Sciences, Inc. (Gilead) entered into an Option, License and Collaboration Agreement (the Gilead Collaboration Agreement), Common Stock Purchase Agreement (the Stock Purchase Agreement), and Investor Rights Agreement (Investor Rights Agreement). In 2021, we amended the Gilead Collaboration Agreement (the First Gilead Collaboration Agreement Amendment) and the Stock Purchase Agreement (the First Stock Purchase Agreement Amendment), and in 2022 we amended the Investor Rights Agreement (Amended Investor Rights Agreement). In the second quarter 2023, we expanded our collaboration to include research-stage inflammation programs (the Second Gilead Collaboration Agreement Amendment) and further amended the Stock Purchase Agreement (the Second Stock Purchase Agreement Amendment). We refer to these agreements collectively as the Gilead Agreements.

Stock Purchase Agreement and Investor Rights Agreement

In 2020, under the Stock Purchase Agreement, Gilead purchased 6.0 million shares for a total cost of $200 million, of which $91 million was allocated to the revenue related performance obligations (See Note 5, Revenues for more information) created by the Gilead Collaboration Agreement.

In 2021, under the First Stock Purchase Agreement Amendment, Gilead purchased 5.7 million shares for a total cost of $220 million.

On June 27, 2023, under the Second Stock Purchase Agreement Amendment, Gilead purchased 1.0 million shares of our common stock at the closing day purchase price of $19.26 per share for a total cost of $20 million.

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

Under the Investor Rights Agreement, Gilead has the right, which they have exercised, to designate two members of our Board of Directors. This agreement also included a three-year standstill and a two-year lockup, provided Gilead with registration rights commencing at the end of the lockup period and provides Gilead with pro rata participation rights in certain future financings. In October 2022, we registered Gilead’s shares and entered into the Amended Investor Rights Agreement, primarily to extend the two-year lockup period to three-years which expired on July 13, 2023.

As of June 30, 2023, Gilead held approximately 19.9% of the Company’s outstanding common stock arising from purchases in our May 2020 public offering and purchases under the Stock Purchase Agreement and the First and Second Amended Stock Purchase Agreements.

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

In 2021, we entered into the First Gilead Collaboration Agreement Amendment pursuant to which Gilead exercised its option to three programs—providing Gilead with exclusive licenses to develop and commercialize domvanalimab and AB308 (collectively, the anti-TIGIT program), etrumadenant (the adenosine receptor antagonist program) and quemliclustat (the CD73 program), in certain markets—for a total payment of $725 million that was received in 2022. The amendment also (i) provided for a slight reduction in the royalties for these three programs, such that Gilead will pay us tiered royalties as a percentage of revenues ranging from the mid-teens to the low twenties; and (ii) removed the $100 million option continuation payment that was otherwise due on the second anniversary of the Gilead Collaboration Agreement.

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

Under the First Gilead Collaboration Agreement Amendment, Gilead also has option rights to two immuno-oncology research programs for which we will lead discovery and early development activities. With respect to these two research programs, Gilead has the right to exercise its option, on a program-by-program basis, either (i) upon our completion of certain IND-enabling activities for an option payment of $60 million or (ii) following the achievement of a clinical development milestone for an option payment of $150 million. These research programs were not determined to be performance obligations at contract inception, due to the very early stages of the programs.

On May 12, 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities. We will receive an upfront payment of $17.5 million for each initiated program and Gilead will have an option to license each program at two separate, prespecified time points. For the first two research programs, Gilead has the right to exercise its option, on a program-by-program basis, either (i) upon our completion of certain IND-enabling activities for an option payment of $45 million or (ii) following the achievement of a clinical development milestone for an option payment of $150 million. If Gilead exercises its option at the earlier time point for the first two programs, we would be eligible to receive up to $375 million in regulatory and commercial milestone payments as well as tiered royalties for each optioned program. For any other program option exercise by Gilead, the parties would have rights to co-develop and share global development costs and to co-commercialize and share profits in the US for that program. We received a total upfront payment of $35 million for an initial two research programs during the three months ended June 30, 2023.

As of June 30, 2023, Gilead has licenses to domvanalimab, AB308, etrumadenant, quemliclustat and zimberelimab.

For the three months ended June 30, 2023 and 2022, we recognized revenue under the Gilead Agreements of $29 million and $26 million, respectively; and net reimbursements from Gilead recognized as reductions in R&D expense of $34 million and $36 million, respectively. For the six months ended June 30, 2023 and 2022, we recognized revenue under the Gilead Agreements of $54 million and $42 million, respectively; and net reimbursements from Gilead recognized as reductions in R&D expense of $67 million and $66 million, respectively.

For a more detailed discussion on revenues recognized under the Gilead Agreements see Note 5, Revenues.

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

For the three months ended June 30, 2023 and 2022, we recognized as R&D expense $3 million and $1 million, respectively, before expected recoveries from our cost-sharing agreement with Gilead. For the six months ended June 30, 2023 and 2022, we recognized as R&D expense $5 million and $2 million, respectively, before expected recoveries from our cost-sharing agreement with Gilead. At June 30, 2023 and December 31, 2022, we have recognized a liability of $10 million and $5 million, respectively, related to our obligation to AstraZeneca which is recorded in Other noncurrent liabilities.

The PACIFIC-8 trial forms part of the Arcus and Gilead joint development program for domvanalimab and our portion of the trial costs are shared with Gilead. At June 30, 2023 and December 31, 2022, we have recognized a receivable due from Gilead for these shared costs of $5 million and $2 million, respectively, which is recorded in Other noncurrent assets.

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

For each option that Taiho exercises, they will be obligated to make a payment of $3 million to $15 million, depending on the development stage of the optioned program. Upon exercise, Taiho is solely responsible for continued development and commercialization in the Taiho Territory. In addition, for each optioned program we would be eligible to receive clinical and regulatory milestones of up to $130 million and commercial milestone payments of up to $145 million with the achievement of certain sales thresholds in the Taiho Territory. During the fourth quarter 2022, Taiho opted to participate in two Phase 3 trials of domvanalimab combinations, STAR-121 and STAR-221, and are obligated to make certain milestone payments contingent upon successfully satisfying the related clinical milestones. We will also receive royalties ranging from high single-digits to mid-teens on net sales of licensed products in the Taiho Territory. Royalties will be payable by product and country commencing on the first commercial sale and ending upon the later of: (a) 10 years; and (b) expiration of the last-to-expire valid claim of our patents covering the manufacture, use or sale.

As of June 30, 2023, Taiho has licenses for the Taiho Territory to (i) etrumadenant (the adenosine receptor antagonist program); (ii) zimberelimab (the anti PD-1 program); and (iii) domvanalimab and AB308 (collectively, the anti-TIGIT program).

For the three and six months ended June 30, 2022 we recognized revenue of $1 million and $3 million, respectively, related to the upfront payment. For both the three and six months ended June 30, 2023 we recognized as reductions in R&D expense net reimbursements from Taiho of $2 million. There was no remaining deferred revenue after the Option Period ended in September 2022. For a more detailed discussion on revenues see Note 5, Revenues.

WuXi Biologics License - anti-PD-1

In 2017, we entered into an agreement with WuXi Biologics Ireland Limited (WuXi Biologics) which, as amended, provides us with exclusive rights to (i) develop, use and manufacture products that include an anti-PD-1 antibody, including zimberelimab, worldwide and (ii) commercialize any such products worldwide, except in Greater China. Under the agreement, as of June 30, 2023 we may incur (i) clinical and regulatory milestone payments, and commercialization milestone payments of up to $375 million, (ii) tiered royalties that range from the high single-digits to low teens on net sales of the licensed products and (iii) fees related to any sublicenses.

For the three and six months ended June 30, 2023 and 2022, we did not have any transactions nor were any amounts due under this arrangement.

WuXi Biologics License - anti-CD39

In 2020, we entered into an agreement with WuXi Biologics, under which we obtained the exclusive worldwide license to develop and commercialize anti-CD39 antibodies discovered under the agreement. As of June 30, 2023 we may incur additional clinical and regulatory milestone payments of up to $14 million and royalty payments in the low single digits on net sales of the licensed products under this agreement.

For the three months ended June 30, 2023 and 2022, we incurred no development milestones nor were any amounts due under this arrangement. For the six months ended June 30, 2023 and 2022, we incurred development milestones under this arrangement of $1 million and $2 million, respectively, which were recognized as R&D expense.

Abmuno License

In 2016, we entered into an agreement with Abmuno Therapeutics LLC (Abmuno), under which we obtained the exclusive worldwide license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. As of June 30, 2023 we may incur additional clinical, regulatory and commercialization milestone payments of up to $88 million under this agreement.

For the three and six months ended June 30, 2023 and 2022, we did not have any transactions nor were any amounts due under this arrangement.

Note 5. Revenues

The following table summarizes our revenues by collaboration, category of revenue, and the method of recognition (in millions):

			Three Months Ended June 30,		Six Months Ended June 30,
	Over time	Point in time	2023	2022	2023	2022
Gilead Collaboration
License and R&D services	*		$20	$17	$37	$25
Access rights	*		9	9	17	17
Taiho Collaboration
Access rights	*		-	1	-	3
Total revenues			$29	$27	$54	$45

Revenues from Gilead accounted for 100% and 96% of Total revenues for the three months ended June 30, 2023 and 2022, respectively and 100% and 93% for the six months ended June 30, 2023 and 2022, respectively.

The following table summarizes the revenue recognized as a result of changes in the deferred revenue balance (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue recognized from amounts included in deferred revenue at the beginning of the period	$28	$27	$53	$45

Revenue from the Gilead Collaboration

We had $433 million and $452 million of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to the Gilead collaboration at June 30, 2023 and December 31, 2022, respectively, allocated between current and noncurrent based on the expected timing of future recognition.

Activity for performance obligations under this arrangement for the periods presented herein was as follows:

Inflammation Programs - R&D Services

In May 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities (see Note 3, Related party - Gilead Sciences, Inc., for more information). During the three months ended June 30, 2023, we received a total upfront payment of $35 million for an initial two jointly selected research-stage programs. We determined that the Second Gilead Collaboration Agreement Amendment represented a separate contract and, at the amendment closing date, we allocated the transaction price of $35 million to the performance obligations created as of the date of this amendment. The following table summarizes the allocation of the transaction price to the distinct performance obligations (in millions):

Allocation to performance obligations	Distinct	Amount
Inflammation target 1	*	$18
Inflammation target 2	*	17
Total allocated transaction price		$35

We determined that we have separate performance obligations to perform R&D services for Gilead related to discovery and early development activities for each research program for which they have made an upfront payment. The standalone selling price of these obligations was determined using an expected cost-plus margin approach. We recognize the amounts allocated to these services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program. The options to acquire additional licenses or services did not result in additional performance obligations because they did not provide a material right at contract inception, primarily due to the very early stages of the programs.

We recognized revenue of $1 million for both the three and six months ended June 30, 2023, within Other collaboration revenue in our Condensed Consolidated Statements of Operations. At June 30, 2023, we had $34 million of deferred revenue remaining on our Condensed Consolidated Balance Sheet related to these performance obligations.

Etrumadenant - License and R&D Services

Under the First Gilead Collaboration Agreement Amendment, Gilead has an exclusive license and we are also obligated to perform further R&D services for Gilead related to etrumadenant. We determined that the license and R&D services were combined based on an evaluation of the delivery of the license, due to the early stage of the technology and the specialized nature of our know-how. We allocated arrangement consideration of $219 million to the combined license and R&D services performance obligation and recognize the amounts allocated as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program.

We recognized revenue of $10 million and $13 million for the three months ended June 30, 2023 and 2022, respectively, and $18 million for both the six months ended June 30, 2023 and 2022, respectively, within License and development service revenue in our Condensed Consolidated Statements of Operations. At June 30, 2023, we had $167 million of deferred revenue remaining on our Condensed Consolidated Balance Sheet related to this performance obligation.

Quemliclustat - License and R&D Services

Under the First Gilead Collaboration Agreement Amendment, Gilead has an exclusive license and we are also obligated to perform further R&D services for Gilead related to quemliclustat. We determined that the license and R&D services were combined based on an evaluation of the delivery of the license, due to the early stage of the technology and the specialized nature of our know-how. We allocated arrangement consideration of $176 million to the combined license and R&D services performance obligation and recognize the amounts allocated as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program.

We recognized revenue of $7 million and $2 million for the three months ended June 30, 2023 and 2022, respectively, and $15 million and $4 million for the six months ended June 30, 2023 and 2022, respectively, within License and development service revenue in our Condensed Consolidated Statements of Operations. At June 30, 2023, we had $134 million of deferred revenue remaining on our Condensed Consolidated Balance Sheet related to this performance obligation.

Domvanalimab - R&D Services

Under the First Gilead Collaboration Agreement Amendment, we have an obligation to perform further R&D services for Gilead related to domvanalimab. We determined that these services are distinct based on an evaluation of the delivery of the related license, noting that the program was in the later stages of development and license met the criteria for being distinct from the R&D services required. We allocated arrangement consideration of $34 million to the R&D services performance obligation and recognize the amounts allocated as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program.

We recognized revenue of $1 million for both the three months ended June 30, 2023 and 2022, respectively, and $2 million for both the six months ended June 30, 2023 and 2022, respectively, within License and development service revenue in our Condensed Consolidated Statements of Operations. At June 30, 2023, we had $28 million of deferred revenue remaining on our Condensed Consolidated Balance Sheet related to this performance obligation.

Zimberelimab - R&D and Commercialization Services

Under the First Gilead Collaboration Agreement Amendment, we have an obligation to perform further R&D and commercialization services for Gilead related to zimberelimab, as a monotherapy and in combination with other agents. We determined that these services are distinct based on an evaluation of the delivery of the related license, noting that the program was in the later stages of development and license met the criteria for being distinct from the R&D and commercialization services required. We allocated arrangement consideration of $11 million to the R&D and commercialization services performance obligation and recognize the amounts allocated as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program.

We recognized revenue of $1 million for the three and six months ended June 30, 2023, and for the three and six months ended June 30, 2022, within License and development service revenue in our Condensed Consolidated Statements of Operations. As of December 31, 2022, substantially all the revenue related to this performance obligation had been recognized.

Access Rights and Option Continuation Periods

Under the First Gilead Collaboration Agreement Amendment, Gilead has exclusive access to our current programs as well as the future programs for a period of ten years, contingent upon option continuation payments totaling $300 million, consisting of a $100 million payment on each of the fourth, sixth, and eighth anniversaries of the agreement. We allocated arrangement consideration of $121 million to this performance obligation.

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

We recognized revenue of $9 million associated with the performance of this obligation for both the three months ended June 30, 2023 and 2022, respectively, and $17 million for both the six months ended June 30, 2023 and 2022, respectively, within Other collaboration revenue in our Condensed Consolidated Statements of Operations. At June 30, 2023, we had $70 million of deferred revenue on our Condensed Consolidated Balance Sheet related to this performance obligation.

Capitalized Costs to Obtain Contracts

We incurred certain costs to obtain the Gilead Collaboration Agreement in 2020 and the First Gilead Collaboration Agreement Amendment in 2021, which consisted of consultant and legal fees. We allocated these costs to the various performance obligations, to be recognized as the underlying performance obligations are satisfied and revenue is recognized.

For the three and six months ended June 30, 2023, and 2022, the recognized expense was not significant. At June 30, 2023, we had $4 million in capitalized costs to obtain the contracts, of which $1 million was recorded as Prepaid and other current assets and $3 million was recorded as Other noncurrent assets in our Condensed Consolidated Balance Sheet.

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

The income tax expense was $1 million for the three months ended June 30, 2023, with an effective tax rate of (2.0%). We did not record a provision for income taxes for the three months ended June 30, 2022. The income tax expense was $3 million and $1 million for the six months ended June 30, 2023 and 2022, with an effective tax rate of (2.1%) and (0.8%), respectively. The year-over-year increase in the income tax provision was due to an increase in taxable income. We have taxable income compared to book losses before income taxes due to the timing of recognition of deferred revenue for tax purposes and the effects of the mandatory capitalization and amortization of research and development expenses starting in 2022, as required by the 2017 Tax Cuts and Jobs Act. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on our deferred tax assets and state income taxes.

As of June 30, 2023 and December 31, 2022, we have provided a valuation allowance against U.S. federal and state deferred tax assets. We continue to evaluate the realizability of deferred tax assets and the related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination.

We recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties.

We have not been audited by the Internal Revenue Service, or any state or foreign tax authority. We are subject to taxation in the United States and in Australia. Due to net operating loss and research credit carryforwards, all of our tax years, from 2015 to 2022, remain open to U.S. federal and California state tax examinations. In addition, our fiscal years from 2018 to 2022 are open to examination in Australia.

Note 7. Net loss per share

The following table summarizes potentially dilutive securities excluded from the computation of diluted net loss per share calculations because they would have been antidilutive (in millions):

	June 30, 2023	June 30, 2022
Common stock options issued and outstanding	13.9	12.4
Restricted stock units issued	2.0	1.4
Employee Stock Purchase Plan shares	0.2	0.1
Total potential dilutive securities	16.1	13.9

We have also excluded the effect of Gilead’s right to purchase additional shares of our common stock from the calculation as these rights had no intrinsic value at either June 30, 2023 or 2022.

Note 8. Stock-based compensation

The following table reflects the components of stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$9	$7	$18	$16
General and administrative	9	8	19	16
Total stock-based compensation	$18	$15	$37	$32

Note 9. Cash, cash equivalents and marketable securities

The following table summarizes amortized cost, gross unrealized gains and losses and the fair value of our cash, cash equivalents and marketable securities, all of which are considered available for sale, by type of securities:

Types of securities as of June 30, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$182	$-	$-	$182
U.S. treasury securities	313	-	(2)	311
Corporate securities and commercial paper	409	-	(1)	408
U.S. government agency securities	103	-	(1)	102
Certificate of deposit	7	-	-	7
Total cash, cash equivalents and marketable securities	$1,014	$-	$(4)	$1,010

Types of securities as of December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$169	$-	$-	$169
U.S. treasury securities	317	-	(3)	314
Corporate securities and commercial paper	635	-	(4)	631
U.S. government agency securities	20	-	-	20
Certificate of deposit	4	-	-	4
Total cash, cash equivalents and marketable securities	$1,145	$-	$(7)	$1,138

The following table summarizes the fair values of our cash, cash equivalents and marketable securities by location in the Condensed Consolidated Balance Sheets and contractual maturity:

Location in Condensed Consolidated Balance Sheets	Contractual Maturity	June 30, 2023	December 31, 2022
Cash and cash equivalents	-	$230	$206
Marketable securities	Within one year	700	803
Long-term marketable securities	Between one and three years	80	129
Total cash, cash equivalents and marketable securities		$1,010	$1,138

Realized gains or losses recognized on the sale of available-for-sale marketable securities were not material for the three and six months ended June 30, 2023 and 2022. Realized gains and losses are included in Interest and other income, net, in the Condensed Consolidated Statements of Operations. The cost of a security sold is determined using the specific-identification method.

We limit the credit risk associated with our investments by placing them with banks and institutions we believe are highly credit worthy and investing in highly rated investments. We held a total of 144 and 219 positions in securities which were in unrealized loss positions as of June 30, 2023 and December 31, 2022, respectively. We do not intend to sell our securities with unrealized loss positions and have concluded we will not be required to sell the securities before recovery of the amortized cost for the investment at maturity. No credit related losses have been recognized for any of the periods presented.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the total shown in the Condensed Consolidated Statements of Cash Flows (in millions):

	June 30,
	2023	2022
Cash and cash equivalents	$230	$273
Restricted cash (included in Other noncurrent assets)	3	3
Total cash, cash equivalents and restricted cash	$233	$276

Note 10. Condensed consolidated balance sheet components

Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Prepaids and other assets	$19	$15
Accrued interest receivable	3	4
Total prepaid and other current assets	$22	$19

Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Accrued research and development	$40	$45
Accrued personnel expenses	15	25
Income taxes payable	2	-
Other	8	6
Total other current liabilities	$65	$76

Note 11. Leases

The following table summarizes our cash and non-cash information related to our operating leases (in millions):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities	$8	$4
Cash received from tenant improvement allowances	$1	$8
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$3
Recognition of tenant improvement allowance receivable included in Other current liabilities	$4	$6

As of June 30, 2023 and December 31, 2022, we have provided deposits for letters of credit totaling $3 million to secure our obligations under our leases, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets.

Note 12. Stockholders' Equity

On June 27, 2023, under the Second Stock Purchase Agreement, Gilead purchased 1.0 million shares of our common stock at the closing day purchase price of $19.26 per share for a total cost of $20 million.

Note 13. Fair value measurements

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

The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

Fair value measurement as of June 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$182	$-	$-	$182
U.S. treasury securities	-	311	-	311
Corporate securities and commercial paper	-	408	-	408
U.S. government agency obligations	-	102	-	102
Certificate of deposit	-	7	-	7
Total assets measured at fair value	$182	$828	$-	$1,010
Liabilities
Liability for sale of future royalties	$-	$-	$18	$18
Total liabilities measured at fair value	$-	$-	$18	$18

Fair value measurement as of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$169	$-	$-	$169
U.S. treasury securities	-	314	-	314
Corporate securities and commercial paper	-	631	-	631
U.S. government agency securities	-	20	-	20
Certificate of deposit	-	4	-	4
Total assets measured at fair value	$169	$969	$-	$1,138
Liabilities
Liability for sale of future royalties	$-	$-	$17	$17
Total liabilities measured at fair value	$-	$-	$17	$17

Liability for Sale of Future Royalties

In 2021, we entered into an agreement with BVF Partners L.P. (BVF), under which BVF funded the discovery and development of compounds for the treatment of inflammatory diseases (the BVF Program) for $15 million in non-refundable payments which were paid in 2021 and 2022. In return, we are obligated to: perform research and development activities in the Program; to make contingent payments upon the achievement of certain clinical and regulatory milestones of up to $73 million or $160 million depending on whether the program is solely developed by us or with Gilead if they opt-in under the Gilead Collaboration Agreement; and pay mid- to high-single digit royalties on any net product sales generated by the BVF Program.

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

During the second quarter of 2023, new preclinical information from our BVF Program led to revised assumptions which decreased the estimated probabilities of success and delayed the projected timing of achieving specified development, regulatory and commercial milestones and commercial sales. These changes in estimate are accounted for prospectively and resulted in a decrease in the imputed effective interest rate on the unamortized portion of the liability to 10.1% during the quarter ended June 30, 2023 compared to 20.6% for the quarter ended March 31, 2023 and June 30, 2022 and the six months ended June 30, 2022. The impact of this change on the non-cash interest expense for the quarter ended June 30, 2023 was not material. The liability for sale of future royalties is reported in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets and changes were as follows (in millions):

	Six Months Ended June 30,
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

Our Clinical Product Portfolio

We are currently developing multiple investigational products in clinical studies, including new combination approaches that target TIGIT, PD-1, the adenosine axis (CD73 and dual A2a/A2b receptor) and HIF-2a. We have entered into an Option, License and Collaboration Agreement (as amended, the Gilead Collaboration Agreement) with Gilead Sciences, Inc. (Gilead) to strategically advance our portfolio through a collaborative relationship. The Gilead Collaboration Agreement provides Gilead with an exclusive license to our anti-PD-1 program (including zimberelimab) and time-limited exclusive option rights to our clinical programs, which they have exercised for our anti-TIGIT program (including domvanalimab), adenosine receptor antagonist program (including etrumadenant) and CD73 program (including quemliclustat). For all such optioned programs, we are co-developing investigational products with Gilead.

The following chart summarizes our clinical pipeline:

Molecule	Indication	Study	Line & Regimen
DOMVANALIMAB (DOM) *FC-SILENT ANTI-TIGIT ANTIBODY*	LUNG CANCER	ARC-7	1L, PD-L1 ≥ 50% dom + zim ± etruma vs. zim
	LUNG CANCER	EDGE-Lung	1L dom + zim ± quemli ± chemo
	LUNG CANCER	VELOCITY-Lung	1L, 2L dom ± zim ± etruma ± sacituzumab govitecan
	LUNG CANCER	ARC-10	1L, PD-L1 ≥ 50% dom + zim vs. pembro
	LUNG CANCER	PACIFIC-8	Stage III, unresectable, PD-L1≥1% dom + durvalumab vs. durvalumab
	LUNG CANCER	STAR-121	1L dom + zim + chemo vs. pembro + chemo
	GASTROINTESTINAL CANCER	EDGE-Gastric	1L dom ± zim ± FOLFOX
			1L dom ± zim ± quemli
	GASTROINTESTINAL CANCER	STAR-221	1L dom + zim + chemo vs. nivo + chemo

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

Recent Developments

The following is a summary of recent significant developments affecting our business:

•
In June 2023, we provided results from an interim analysis from ARC-7, our Phase 2 study in first-line metastatic PD-L1≥50% non-small cell lung cancer. As of February 7, 2023, the data cut-off for the analysis, both domvanalimab-containing study arms demonstrated sustained, clinically meaningful improvements in progression-free survival (PFS) compared to zimberelimab monotherapy, with a 33% reduction in risk of disease progression or death for the doublet and 28% for the triplet.
•
In July 2023, we initiated the dose expansion phase of the Phase 1b ARC-20 study of AB521, a potential best-in-class HIF-2a inhibitor, in clear-cell renal cell carcinoma patients (ccRCC) at a dose of 100 mg daily.
•
An analysis of data from the Phase 1/1b ARC-8 study of quemliclustat was conducted; the overall survival data were encouraging relative to historical benchmarks for chemotherapy alone and will be submitted for presentation at a future scientific conference.
•
Based on our most recent analysis of data from ARC-6, the etrumadenant-based combination is not expected to demonstrate sufficient clinical benefit in castrate resistant prostate cancer to warrant further investment.
•
In May 2023, we expanded our collaboration with Gilead, whereby we will initiate up to four jointly selected research-stage programs against targets that are applicable to inflammatory diseases. Gilead has the right to exercise an option to license each program at two separate, prespecified time points. If Gilead exercises its option at the earlier time point for the first two research programs, we would be eligible to receive up to $420 million in option and milestone payments as well as tiered royalties for each optioned program. For any other option exercise by Gilead for the four research programs, the parties would have rights to co-develop and share global development costs and to co-commercialize and share profits in the United States for optioned programs.

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

Other Collaboration Revenue

Other collaboration revenue consists primarily of amounts recognized from the portions of the nonrefundable upfront payments received from Gilead and Taiho and allocated to performance obligations relating to access to our investigational pipeline recognized over the period of access.

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

Results of Operations

The following table summarizes our results of operations (in millions):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2023	2022		2023	2022
Revenues:
License and development service revenue	$19	$17	12%	$36	$25	44%
Other collaboration revenue	10	10	0%	18	20	(10)%
Total revenues	29	27	7%	54	45	20%
Operating expenses:
Research and development	84	70	20%	165	131	26%
General and administrative	28	26	8%	58	50	16%
Total operating expenses	112	96	17%	223	181	23%
Loss from operations	(83)	(69)	20%	(169)	(136)	24%
Non-operating income, net	9	2	*	17	2	*
Loss before income taxes	(74)	(67)	10%	(152)	(134)	13%
Income tax expense	(1)	-	*	(3)	(1)	*
Net loss	$(75)	$(67)	12%	$(155)	$(135)	15%

* Not meaningful

Total Revenues

The increase in Total revenues for the three months ended June 30, 2023 was primarily driven by increased revenues from license and development services due to the progress in research and development activities for our programs, primarily quemliclustat, partially offset by a decrease in revenue for etrumadenant.

The increase in Total revenues for the six months ended June 30, 2023 was primarily driven by increased revenues from license and development services due to the progress in the research and development activities for our programs, primarily quemliclustat, partially offset by a decrease in Other collaboration revenues associated with the end of the option period under the Taiho Agreement in September 2022.

See Note 5, Revenues to our Condensed Consolidated Financial Statements in Part I, Item 1 for further discussion of the amount and timing of revenues recognized from our license and collaboration agreements.

Research and Development Expenses

The increase of 20% or $14 million in Research and development expenses for the three months ended June 30, 2023 was primarily driven by $19 million in higher costs incurred to support our expanded clinical and development activities partially offset by $5 million in higher reimbursements for shared expenses from our collaborations, primarily the Gilead collaboration. The net increase was primarily driven by: $10 million in net clinical costs due to our expanding clinical and development activities as we enrolled more patients in our existing and new studies; $6 million increase in net employee compensation costs due to our growing headcount, including $2 million in increased non-cash stock-based compensation; partially offset by $5 million decrease in net drug manufacturing costs due to less manufacturing activity for domvanalimab.

The increase of 26% or $34 million in Research and development expenses for the six months ended June 30, 2023 was primarily driven by $50 million in higher costs incurred to support our expanded clinical and development activities partially offset by $16 million in higher reimbursements for shared expenses from our collaborations, primarily the Gilead collaboration. The net increase was primarily driven by $18 million in net clinical costs due to our expanding clinical and development activities as we enrolled more patients in our existing and new studies and $16 million increase in net employee compensation costs due to our growing headcount, including $2 million in increased non-cash stock-based compensation.

For the three months ended June 30, 2023 and 2022, we recognized reimbursements for shared expenses from our collaborations of $44 million and $39 million, respectively. For the six months ended June 30, 2023 and 2022, we recognized reimbursements for shared expenses from our collaborations of $86 million and $70 million, respectively. Reimbursements are driven primarily by the Gilead collaboration.

General and Administrative Expenses

The increase of 8% or $2 million in General and administrative expenses for the three months ended June 30, 2023 was primarily driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations. Our growing headcount and our 2023 stock awards drove a $2 million increase in employee compensation costs, including $1 million in increased non-cash stock-based compensation.

The increase of 16% or $8 million in General and administrative expenses for the six months ended June 30, 2023 was primarily driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations. Our growing headcount and our 2023 stock awards drove a $7 million increase in employee compensation costs, including $3 million in increased non-cash stock-based compensation.

Non-Operating Income, net

The increase of $7 million and $15 million in Non-operating income, net for the three and six months ended June 30, 2023, respectively, was primarily due to higher interest income resulting from increased investment yields as compared to the prior year.

Income Tax Expense

The increase of $1 million and $2 million in Income tax expense for the three and six months ended June 30, 2023, respectively was primarily due to an increase in taxable income compared to the prior year.

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

As of June 30, 2023, we had $1.0 billion of cash, cash equivalents, and marketable securities, compared to $1.1 billion as of December 31, 2022. The decrease in cash from the prior year end is primarily due to the use of cash in our research and development activities. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury obligations, investments in corporate securities and certificates of deposit.

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

Cash Flows

The following table summarizes our cash flow activities for each of the periods presented below (in millions):

	Six Months Ended June 30,
Net cash provided by (used in):	2023	2022
Operating activities	$(155)	$589
Investing activities	$155	$(483)
Financing activities	$24	$19

Operating Activities

Net cash used in operating activities was $155 million for the six months ended June 30, 2023 as compared to net cash provided by operating activities of $589 million for the same period in the prior year. The change in operating cash flows is primarily due to $725 million received from Gilead in January 2022 under the Gilead Collaboration Agreement.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2023 was primarily due to net proceeds from marketable securities of $163 million.

Cash used in investing activities for the six months ended June 30, 2022 was primarily due to net purchases of marketable securities of $473 million as we invested a portion of the $725 million received from Gilead in January 2022 under the Gilead Collaboration Agreement.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 was due to net proceeds of $20 million for shares purchased by Gilead in accordance with the Second Stock Purchase Agreement Amendment and proceeds of $4 million for stock issued under our equity award plans.

Cash provided by financing activities for the six months ended June 30, 2022 was due to net proceeds of $14 million for stock issued under our equity award plans and $5 million received under the BVF agreement.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations outside the ordinary course of business during the three months ended June 30, 2023, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a pre-commercial immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale nor have we ever generated any revenue from product sales. Our revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our strategic partners. For the six months ended June 30, 2023 and the year ended December 31, 2022 we had net losses of $155 million and $267 million, respectively. As of June 30, 2023, we had an accumulated deficit of $697 million. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. While we may receive income from year to year under the Gilead Agreement and Taiho Agreement, we generally expect to incur substantial and increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of June 30, 2023, we had $1.0 billion of cash, cash equivalents and marketable securities. While we believe that our cash position will be sufficient to fund our anticipated level of operations into 2026, our future capital requirements will depend on many factors, including:

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

We may encounter delays in enrolling, or be unable to enroll and maintain, a sufficient number of subjects to complete any of our clinical trials. Patient enrollment and retention in clinical trials is a significant factor in the timing and cost of clinical trials and depends on many factors, including the size of the patient population required for analysis of the trial’s primary endpoints, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the investigational product, the number and nature of competing products or investigational products and ongoing clinical trials of competing investigational products for the same indication, the proximity of subjects to clinical trial sites, the eligibility criteria for the clinical trial and our ability to obtain and maintain subject consents.

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

Public health outbreaks, such as COVID-19, may also have an adverse impact our clinical trial operations. Regulatory authorities and ethics committees may divert resources, prolonging the time for review of new studies and any protocol or other amendments for ongoing studies. For example, our investigational sites may intermittently divert resources in order to respond to an ongoing health crisis, which could cause delays and limit their ability to initiate new studies. The limited resources at investigational sites would further hinder their ability to screen and enroll subjects, conduct and report all patient assessments and collect all patients samples, thereby impacting our ability to assess the activity of our investigational products in a timely manner.

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
•
delays due to new regulatory requirements which may take time for us and the third-parties we engage to incorporate into our operations to ensure compliance; or
•
health crises, such as COVID-19, which may restrict the ability of trial sites to initiate new trials, screen patients for enrollment or treat enrolled patients, and divert clinical trial site resources away from the conduct of our clinical trials.

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

Adverse findings from clinical trials conducted by third parties investigating the same investigational products as us in different territories or different investigational products directed to the same target as one of our programs could adversely affect our development program.

Lack of efficacy, adverse events, undesirable side effects or other adverse findings may emerge in clinical trials conducted by third parties investigating the same investigational products as us in different territories or different investigational products directed to the same target as one of our programs. For example, we and Gloria Biosciences, each licensed our rights to the same anti-PD-1 antibody (which we refer to as zimberelimab) from WuXi Biologics (Cayman) Inc. (WuXi Biologics). Gloria Biosciences refers to this antibody as GLS-010 and is conducting clinical trials with GLS-010 in China. We have no control over their clinical trials or development program, and adverse findings from the results or their conduct of clinical trials could adversely affect our development of zimberelimab or even the viability of zimberelimab as an investigational product. We may be required to report Gloria Biosciences' adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of zimberelimab. We may face similar risks from any independent development conducted with our investigational products by Gilead and Taiho, following any exercise of their respective options to our programs.

Further, we have no control over the clinical trials or development program of third parties developing investigational products directed to the same target as one of our programs. Adverse findings or results from any of their clinical trials could adversely affect the commercial prospects of our investigational products and cause our stock price to fluctuate or decline.

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
•
we have appointed two individuals designated by Gilead to our board of directors pursuant to the terms of the investor rights agreement, and Gilead owns approximately 19.9% of our outstanding common stock and has the right (but not the obligation) to acquire additional shares from us up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock and, as a result, may be able to exert significant influence over our company;
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

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. Many of these third parties have and continue to suffer from personnel constraints resulting from COVID-19 and other economic factors which may impact their ability to perform their contractual obligations. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or comparable foreign regulatory authorities concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our investigational products.

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

Supply by third parties of the investigational products, standard-of-care drugs or comparator agents used in our clinical trials may become limited or interrupted which could delay, prevent or impair our development efforts.

We do not have any manufacturing facilities. We produce in our laboratory relatively small quantities of compounds for evaluation in our research programs. We rely, and expect to continue to rely, on third parties for the manufacture and supply of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products are approved. If any of these third-parties fail to perform these activities for us, nonclinical or clinical development of our investigational products could be delayed, which could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects. Further, we currently have limited manufacturing arrangements for our investigational products and expect that each of our investigational products will only be covered by single source suppliers for the foreseeable future. In particular, we have an exclusive relationship with WuXi Biologics, located in China, for the manufacture of zimberelimab drug substance. Our reliance on limited manufacturing arrangements increases the risk that we will not have and may not be able to obtain sufficient quantities of our investigational products for use in our clinical trials, which could delay, prevent or impair our development efforts.

Any supply chain challenges may affect our ability to supply clinical sites with our investigational products and any standard-of-care drugs and comparator agents that we use in our clinical trials. These supply chain challenges can include longer lead times for the manufacturers of our investigational products to obtain raw materials, longer timeframes to procure or lack of supply for standard-of-care drugs or comparator agents used in our clinical trials, and transit delays at each point in the manufacturing, supply or distribution chain. For example, carboplatin and 5-flourouracil are used in certain of our clinical trials as the standard-of-care chemotherapy agent. However, certain of the countries where we conduct these clinical trials are experiencing a shortage in the supply of carboplatin. These supply chain challenges may delay, prevent or impair our development efforts, or result in increased costs for our clinical trials.

Our manufacturing partners are subject to extensive regulation. In the event any of our manufacturers fail to comply with such regulations or perform its obligations, our business may be adversely affected could negatively and we may need to delay or halt the development of our investigational products.

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

In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our investigational products may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our investigational products. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop investigational products in a timely manner or within budget. Our or a third party’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

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

We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement. For example, under the Gilead Collaboration Agreement, for each additional clinical program that Gilead exercises its option to, it will pay an option-exercise fee. Furthermore, we and Gilead will equally share global co-development costs for the joint development program, as well as profits and losses for the United States, subject to opt-out rights applicable to certain programs, and expense caps on our spending and true-up adjustments. If Gilead does not exercise its option to develop a program, our capital requirements relating to that development program will significantly increase and we may need to seek a new partner in order to develop and commercialize our investigational products from that program. Failure to realize the benefits of any collaborations or strategic alliances may further cause us to curtail the development of an investigational product, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any planned sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we will need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our investigational products or bring them to market and generate product sales revenue, which would harm our business prospects, financial condition and results of operations.

We may wish to acquire rights to future assets through in-licensing or may attempt to form collaborations in the future with respect to our investigational products, but may not be able to do so, which may cause us to alter or delay our development and commercialization plans.

The development and potential commercialization of our investigational products may require substantial additional capital to fund expenses. Pursuant to the Gilead Collaboration Agreement, Gilead has an exclusive option to acquire an exclusive license to all of our then-current and future clinical programs during the 10-year collaboration term. Given the breadth of the collaboration, our ability to form new collaborations in the future will be limited. If Gilead declines to exercise its option to a program, we may need to enter into new collaborations for such programs with companies that have more resources and experience than us. We may not be successful in these efforts because third parties may not view our investigational products as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of an investigational product, we can expect to relinquish some or all of the control over the future success of that investigational product to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:

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

The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates. Third parties may assert infringement claims against us based on existing or future intellectual property rights. For example, we are aware of certain patents owned or licensed by Bristol-Myers Squibb having claims directed broadly to treating cancer with anti-PD-1 antibodies (the BMS Patents), which expire in 2023 and 2024. The BMS Patents have been and may in the future be the subject of litigation. In addition, we are aware of certain patents held by Genentech relating to methods of using an anti-PD-1 or anti-PD-L1 antibody in combination with an anti-TIGIT antibody for the treatment of cancer (the Genentech Patents), which expire in 2034, two of which were recently statutorily disclaimed. These patents are, or have been, the subject of post-grant proceedings at the United States Patent and Trademark Office “USPTO” and other global patent offices. If the validity of the BMS Patents and Genentech Patents are upheld following all challenges, and if we receive regulatory approval for zimberelimab prior to expiration of the BMS Patents or domvanalimab in combination with zimberelimab in a territory with standing intellectual property rights prior to expiration of the BMS or Genentech Patents, then we may need to delay commercialization or we may need to obtain a license, which license may not be available on commercially reasonable terms, or at all. If we were sued for patent infringement, we would need to demonstrate that our investigational products, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing investigational product or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing investigational product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our investigational products or force us to cease some of our business operations, which could materially harm our business.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. However, the patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to obtain and enforce patent rights in the future. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries could increase the uncertainties and costs. For example, in September 2011 the Leahy-Smith America Invents Act (the America Invents Act) was signed into law and included a number of significant changes to U.S. patent law as then existed. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the America Invents Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our ability to compete in the highly competitive biopharmaceuticals industry depends upon our ability to attract, retain and motivate highly skilled and experienced personnel with scientific, medical, regulatory, manufacturing and management skills and experience. We conduct our operations in the San Francisco Bay Area, a region that is home to many other biopharmaceutical companies as well as many academic and research institutions, resulting in fierce competition for qualified personnel and rapidly increasing wages. Our industry also has experienced a high rate of turnover in recent years. While we have expanded a number of our in-office roles to permit remote work arrangements, allowing us to seek talent from outside the San Francisco Bay Area, we still may not be able to attract or retain qualified personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical companies. Many of the other biopharmaceutical companies against which we compete have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our investigational products and to grow our business and operations as currently contemplated.

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

We are aware of several pharmaceutical companies developing products in the same class as our investigational products, some of which are further along in development than our corresponding assets. For additional information regarding our competitors, see “Item 1. Business—Competition” in our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

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

Current global economic conditions are highly volatile due to a number of reasons, including the existence of COVID-19 and geopolitical instability arising from the ongoing military conflict between Russia and Ukraine and the imposition of sanctions against Russia by the U.S. and EU, which has contributed to rising inflation that has increased our operating expenses and disruptions in the capital and credit markets that may reduce our ability to raise additional capital when needed on acceptable terms, if at all. While we do not have any clinical studies ongoing in Russia, Ukraine or Belarus, we do file patent applications in Russia and the Eurasian patent office, which is headquartered in Moscow. Sanctions may make it difficult to file and maintain patents in these countries, and Russia has begun taking actions against “unfriendly” countries, including the U.S., which may adversely affect the scope of and/or our ability to enforce our intellectual property rights.

Emerging international trade relations may also adversely impact our operations and/or financial condition by limiting or preventing the activities of third parties that we engage or increasing the cost of our operations. For example, WuXi Biologics, located in China, is our sole manufacturer of our investigational biologics, including zimberelimab, domvanalimab. In addition, if tariffs were to be imposed on the investigational products they manufacture for us, such tariffs would have an adverse impact on our operating results and financial condition.

Furthermore, the current inflationary environment related to increased aggregate demand and supply chain constraints has increased our operating expenses and may continue to affect our operating expenses. Economic conditions may also strain our suppliers, possibly resulting in supply disruptions that impact our ongoing clinical trials and other operations. A significant worsening of global economic conditions could materially increase these risks we face.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of investigational products, restrict or regulate post-approval activities, and affect the ability to profitably sell investigational products for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA), which, among other things, (1) directs the U.S. Department of Health and Human Services to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. The United States Department of Health and Human Services has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. We expect that other healthcare reform measures may be adopted in the future, and that any such health reform measures could have an adverse effect on our business and/or results of operation.

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

Based upon shares outstanding as of June 30, 2023, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 47.9% of our common stock. In particular, Gilead owns approximately 19.9% of our outstanding common stock (and has the right to acquire additional shares of our common stock from us to enable it to own up to 35% of our outstanding common stock), and we have appointed its two designees to our board of directors pursuant to the terms of the Investor Rights Agreement. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Ensuring that we have adequate internal controls over financial reporting is a costly and time-consuming effort that needs to be re-evaluated frequently. Recent trends in remote work arrangements have led to changes in work patterns that can make it more difficult to properly perform our controls and may create risks that result in deficiencies in the design of our controls. To the extent necessary, implementing any changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business.

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

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018
3.2	Amended and Restated Bylaws	8-K	001-38419	3.1	May 26, 2020
10.1*A	Amendment No. 2 to the Option, License and Collaboration Agreement, dated May 15, 2023, between Arcus Biosciences, Inc. and Gilead Sciences, Inc.
10.2	Non-Employee Director Compensation Program (Effective June 15, 2023).	8-K	001-38419	10.1	June 16, 2023
10.3A	Second Amended and Restated Common Stock Purchase Agreement, dated June 27, 2023, between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	SC 13D/A	005-90423	99.1	July 6, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

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

ARCUS BIOSCIENCES, INC.

Date:	August 7, 2023	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2023	By:	/s/ Alexander Azoy
Alexander Azoy
Chief Accounting Officer (Principal Accounting Officer)