Form 10-Q
period 2023-09-30
Arcus Biosciences, Inc.
filed 2023-11-07
CIK 1724521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to _______________
Commission File Number: 001-38419
_____________________________________
Arcus Biosciences, Inc.
(Exact Name of Registrant as Specified in its Charter)
_____________________________________

Delaware	47-3898435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3928 Point Eden Way Hayward, California 94545
(Address of principal executive offices)
Registrant’s telephone number, including area code: (510) 694-6200
_____________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2023, the registrant had 74,855,565 shares of common stock, $0.0001 par value per share, outstanding.

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
Risks Related to our Limited Operating History, Financial Position and Capital Requirements
•We have a history of operating losses, have never generated any revenue from product sales and anticipate that we will continue to incur significant losses for the foreseeable future.
•We may need to obtain additional funding to finance our operations and complete the development and any commercialization of our investigational products. If we do not receive substantial capital when needed, we may be forced to restrict our operations or delay, reduce or eliminate our product development programs.
Risks Related to the Discovery and Development of our Investigational Products
•Clinical drug development is a lengthy, expensive and uncertain process, if we are unable to develop, obtain regulatory approval for and commercialize our investigational products, or experience significant delays in doing so, our business will be materially harmed.
•The results of preclinical studies and early clinical trials are not always predictive of future results.
•Enrollment and retention of subjects in clinical trials is expensive and time consuming, can be made more difficult or rendered impossible by competing treatments, clinical trials of competing investigational products, geopolitical instability and public health epidemics, each of which could result in significant delays and additional costs in our product development activities, or in the failure of such activities.
•Preliminary and interim data from our clinical studies that we announce or publish from time to time could materially change due to audit and verification procedures or as more patient data become available.
•Serious adverse events, undesirable side effects or other unexpected properties of our investigational products may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our investigational products or limitations on the use of our investigational products or revocation of any marketing authorizations or subsequent limitations on the use of our investigational products.
•If we are not successful in discovering, developing and commercializing investigational products that take advantage of different mechanisms of action to achieve superior outcomes relative to the use of single agents or other combination therapies, our ability to achieve our strategic objectives would be impaired.
•Development of combination therapies may present more or different challenges than other therapies.
•Failure to successfully develop, validate and obtain regulatory clearance or approval for any required companion diagnostics could prevent us from realizing the commercial potential of our investigational products.
Risks Related to Reliance on Third Parties, Manufacturing and Commercialization
•If our collaboration with Gilead is not successful, our business could be adversely affected.
•We rely on third parties to conduct our clinical trials, to manufacture and supply us with sufficient quantities of our investigational products, standard of care and comparator products used in our clinical trials, and to perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
•Even if we receive marketing approval, we may not be successful in commercializing our investigational products or obtaining coverage and reimbursement approval for a product from a government or other third-party payor, which coverage may be delayed or may not be sufficient to cover our costs.
i

•Our investigational products may never be approved or commercialized outside the United States, which would limit our ability to realize their full market potential.
•Any investigational products for which we intend to seek approval as biologic products may face competition sooner than anticipated.
Risks Related to In-Licenses, Strategic Arrangements and Intellectual Property
•We are currently party to several in-license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our investigational products. If we breach our obligations under these agreements, we may be required to pay damages, lose our rights to these investigational products or both, which would adversely affect our business and prospects.
•If we are unable to obtain and maintain sufficient intellectual property protection for our investigational products, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be adversely affected.
•We may need to obtain additional licenses of third-party technology which may cause us to operate our business in a more costly or otherwise adverse manner than anticipated.
•We may become involved in lawsuits alleging that we have infringed the intellectual property rights of third parties or to protect or enforce our patents or other intellectual property, which litigation could affect our ability to develop or commercialize our investigational products.
•Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our investigational products.
•If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
Risks Related to our Business Operations and Industry
•We expect to expand our business operations and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•We face substantial competition, which may result in others discovering, developing or commercializing products more quickly or marketing them more successfully than us. If their investigational products are shown to be safer or more effective than ours, then our commercial opportunity will be reduced or eliminated.
•Our internal information technology systems, and those of the third parties upon which we rely, are subject to failure, security breaches and other disruptions, which could result in a material disruption of our investigational products’ development programs, jeopardize sensitive information, or prevent us from accessing critical information or result in a loss of our assets, and potentially expose us to notification obligations, loss, liability or reputational damage and otherwise adversely affect our business.
•Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.
•Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and may have a significant adverse effect on our business and results of operations.
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
License and development service revenue (Includes $18, $23, $54 and $48 from a related party)	$22	$23	$58	$48
Other collaboration revenue (Includes $10, $8, $28 and $25 from a related party)	10	10	28	30
Total revenues	32	33	86	78

Operating expenses:
Research and development (Net of recoveries of $22, $27, $89 and $93 from a related party)	82	77	247	208
General and administrative	30	26	88	76
Total operating expenses	112	103	335	284

Loss from operations	(80)	(70)	(249)	(206)

Non-operating income (expense):
Interest and other income, net	12	5	30	8
Effective interest on liability for sale of future royalties	(1)	—	(2)	(1)
Total non-operating income, net	11	5	28	7

Loss before income taxes	(69)	(65)	(221)	(199)

Income tax expense	(2)	—	(5)	(1)

Net loss	$(71)	$(65)	$(226)	$(200)

Net loss per share:
Basic and diluted	$(0.94)	$(0.90)	$(3.07)	$(2.78)

Shares used to compute net loss per share:
Basic and diluted	74.6	72.2	73.6	71.8
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(71)	$(65)	$(226)	$(200)

Other comprehensive income (loss)	1	(2)	4	(8)

Comprehensive loss	$(70)	$(67)	$(222)	$(208)
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$184	$206
Marketable securities	615	803
Receivable from collaboration partners ($22 and $39 from a related party)	52	39
Prepaid expenses and other current assets	31	19
Total current assets	882	1,067

Long-term marketable securities	151	129
Property and equipment, net	50	35
Other noncurrent assets ($6 and $2 from a related party)	108	114
Total assets	$1,191	$1,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17	$20
Deferred revenue ($96 and $97 to a related party)	103	97
Other current liabilities	80	76
Total current liabilities	200	193

Deferred revenue, noncurrent ($309 and $355 to a related party)	326	355
Other noncurrent liabilities	145	140

Commitments

Stockholders’ equity:
Preferred stock, $0.0001 par value per share; 10.0 shares authorized; no shares issued and outstanding.	—	—
Common stock and additional paid-in capital: $0.0001 par value per share; 400.0 shares authorized; 74.8 shares in 2023 and 72.9 shares in 2022 issued and outstanding	1,291	1,206
Accumulated deficit	(768)	(542)
Accumulated other comprehensive loss	(3)	(7)
Total stockholders’ equity	520	657
Total liabilities and stockholders’ equity	$1,191	$1,345
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2021	70.8	$1,118	$(275)	$(1)	$842
Issuance of common stock in connection with our equity award programs	0.8	10	—	—	10
Stock-based compensation	—	17	—	—	17
Other comprehensive loss	—	—	—	(4)	(4)
Net loss	—	—	(68)	—	(68)
Balance at March 31, 2022	71.6	1,145	(343)	(5)	797
Issuance of common stock in connection with our equity award programs	0.5	4	—	—	4
Stock-based compensation	—	15	—	—	15
Other comprehensive loss	—	—	—	(2)	(2)
Net loss	—	—	(67)	—	(67)
Balance at June 30, 2022	72.1	1,164	(410)	(7)	747
Issuance of common stock in connection with our equity award programs	0.3	3	—	—	3
Stock-based compensation	—	16	—	—	16
Other comprehensive loss	—	—	—	(2)	(2)
Net loss	—	—	(65)	—	(65)
Balance at September 30, 2022	72.4	$1,183	$(475)	$(9)	$699

Balance at December 31, 2022	72.9	$1,206	$(542)	$(7)	$657
Issuance of common stock in connection with our equity award programs	0.2	1	—	—	1
Stock-based compensation	—	19	—	—	19
Other comprehensive gain	—	—	—	3	3
Net loss	—	—	(80)	—	(80)
Balance at March 31, 2023	73.1	1,226	(622)	(4)	600
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc.)	1.0	20	—	—	20
Issuance of common stock in connection with our equity award programs	0.4	3	—	—	3
Stock-based compensation	—	18	—	—	18
Net loss	—	—	(75)	—	(75)
Balance at June 30, 2023	74.5	1,267	(697)	(4)	566
Issuance of common stock	0.2	5	—	—	5
Issuance of common stock in connection with our equity award programs	0.1	1	—	—	1
Stock-based compensation	—	18	—	—	18
Other comprehensive gain	—	—	—	1	1
Net loss	—	—	(71)	—	(71)
Balance at September 30, 2023	74.8	$1,291	$(768)	$(3)	$520
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(226)	$(200)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	55	48
Depreciation and amortization	5	5
Noncash lease expense	6	6
Amortization of premiums (discounts) on marketable securities	(13)	2
Other items, net	2	3
Changes in operating assets and liabilities:
Receivable from collaboration partners ($17 and $718 from a related party)	15	716
Other assets (($4) and ($2) from a related party)	(12)	(4)
Accounts payable	(3)	—
Deferred revenue (($47) and ($73) to a related party)	(51)	(78)
Other liabilities	4	10
Net cash provided by (used in) operating activities	(218)	508

Cash flows from investing activities
Purchases of marketable securities	(673)	(1,085)
Proceeds from maturities of marketable securities	837	491
Proceeds from sales of marketable securities	20	143
Purchases of property and equipment	(18)	(6)
Purchases of in-process research and development	—	(6)
Collaboration reimbursements of in-process research and development	—	3
Net cash provided by (used in) investing activities	166	(460)

Cash flows from financing activities
Proceeds from issuance of common stock ($20 and $— from a related party)	25	—
Proceeds from issuance of common stock pursuant to equity award plans	5	17
Proceeds from sale of future royalties	—	5
Net cash provided by financing activities	30	22
Net increase (decrease) in cash, cash equivalents and restricted cash	(22)	70
Cash, cash equivalents and restricted cash at beginning of period	209	151
Cash, cash equivalents and restricted cash at end of period	$187	$221

Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in Accounts payable and Other current liabilities	$6	$1
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
Liquidity and Capital Resources
As of September 30, 2023, we had cash, cash equivalents and marketable securities of $950 million, which we believe will be sufficient to fund our planned operations for a period of at least twelve months following the date of filing of this report.
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
Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period.
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

Note 3. Related party - Gilead Sciences, Inc.
In 2020, we and Gilead Sciences, Inc. (Gilead) entered into an Option, License and Collaboration Agreement (the Gilead Collaboration Agreement), Common Stock Purchase Agreement (the Stock Purchase Agreement), and Investor Rights Agreement (Investor Rights Agreement). In 2021, we amended the Gilead Collaboration Agreement (the First Gilead Collaboration Agreement Amendment) and the Stock Purchase Agreement (the First Stock Purchase Agreement Amendment), and in 2022 we amended the Investor Rights Agreement (Amended Investor Rights Agreement). In the second quarter of 2023, we expanded our collaboration to include research-stage inflammation programs (the Second Gilead Collaboration Agreement Amendment) and further amended the Stock Purchase Agreement (the Second Stock Purchase Agreement Amendment). We refer to these agreements collectively as the Gilead Agreements.
Stock Purchase Agreement and Investor Rights Agreement
In 2020, under the Stock Purchase Agreement, Gilead purchased 6.0 million shares of our common stock for a total cost of $200 million, of which $91 million was allocated to the revenue related performance obligations created by the Gilead Collaboration Agreement (See Note 5, Revenues for more information).
In 2021, under the First Stock Purchase Agreement Amendment, Gilead purchased 5.7 million shares of our common stock for a total cost of $220 million.
In June 2023, under the Second Stock Purchase Agreement Amendment, Gilead purchased 1.0 million shares of our common stock for a total cost of $20 million.
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
As of September 30, 2023, Gilead held approximately 19.8% of the Company’s outstanding common stock arising from purchases in our May 2020 public offering and purchases under the Stock Purchase Agreement and the First and Second Amended Stock Purchase Agreements.
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
In May 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities. We will receive an upfront payment of $17.5 million for each initiated program and Gilead will have an option to license each program at two separate, prespecified time points. For the first two research programs, Gilead has the right to exercise its option, on a program-by-program basis, either (i) upon our completion of certain IND-enabling activities for an option payment of $45 million or (ii) following the achievement of a clinical development milestone for an option payment of $150 million. If Gilead exercises its option at the earlier time point for the first two programs, we would be eligible to receive up to $375 million in regulatory and commercial milestone payments as well as tiered royalties for each optioned program. For any other program option exercise by Gilead, the parties would have rights to co-develop and share global development costs and to co-commercialize and share profits in the US for that program. We received a total upfront payment of $35 million for an initial two research programs in June 2023.
As of September 30, 2023, Gilead has licenses to domvanalimab, AB308, etrumadenant, quemliclustat and zimberelimab.
For the three months ended September 30, 2023 and 2022, we recognized revenue under the Gilead Agreements of $28 million and $31 million, respectively, and net reimbursements from Gilead recognized as reductions in research and development (R&D) expense of $22 million and $27 million, respectively. For the nine months ended September 30, 2023 and 2022, we recognized revenue under the Gilead Agreements of $82 million and $73 million, respectively, and net reimbursements from Gilead recognized as reductions in R&D expense of $89 million and $93 million, respectively.
For a more detailed discussion on revenues recognized under the Gilead Agreements, see Note 5, Revenues.
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

Taiho Collaboration
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
During the fourth quarter of 2022, Taiho opted to participate in two global Phase 3 trials of domvanalimab and zimberelimab combinations, STAR-121 and STAR-221, and is obligated to make certain milestone payments contingent upon successfully satisfying the related clinical milestones. During the three months ended September 30, 2023, the clinical milestones for domvanalimab and zimberelimab for the STAR-221 study were met and Taiho became obligated to pay us $28 million.
As of September 30, 2023, Taiho has licenses for the Taiho Territory to (i) etrumadenant (the adenosine receptor antagonist program); (ii) zimberelimab (the anti PD-1 program); and (iii) domvanalimab and AB308 (collectively, the anti-TIGIT program).
For the three months ended September 30, 2023 and 2022, we recognized revenue of $4 million and $2 million, respectively, and we recognized net reimbursements from Taiho as a reduction in R&D expense of $2 million for the three months ended September 30, 2023. For the nine months ended September 30, 2023 and 2022, we recognized revenue of $4 million and $5 million, respectively and we recognized net reimbursements from Taiho as a reduction in R&D expense of $4 million for the nine months ended September 30, 2023. For a more detailed discussion on revenues see Note 5, Revenues.
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
For the three months ended September 30, 2023 and 2022, we recognized as R&D expense $1 million and $1 million, respectively, before expected recoveries from our cost-sharing agreement with Gilead. For the nine months ended September 30, 2023 and 2022, we recognized as R&D expense $6 million and $3 million, respectively, before expected recoveries from our cost-sharing agreement with Gilead. At September 30, 2023 and December 31, 2022, we have recognized a liability of $11 million and $5 million, respectively, related to our obligation to AstraZeneca which is recorded in Other noncurrent liabilities.
The PACIFIC-8 trial forms part of the Arcus and Gilead joint development program for domvanalimab and our portion of the trial costs are shared with Gilead. At September 30, 2023 and December 31, 2022, we have recognized a receivable due from Gilead for these shared costs of $6 million and $2 million, respectively, which is recorded in Other noncurrent assets.

WuXi Biologics License - anti-PD-1
In 2017, we entered into an agreement with WuXi Biologics Ireland Limited (WuXi Biologics) which, as amended, provides us with exclusive rights to (i) develop, use and manufacture products that include an anti-PD-1 antibody, including zimberelimab, worldwide and (ii) commercialize any such products worldwide, except in Greater China. Under the agreement, as of September 30, 2023, we may incur (i) clinical and regulatory milestone payments, and commercialization milestone payments of up to $375 million, (ii) tiered royalties that range from the high single-digits to low teens on net sales of the licensed products and (iii) fees related to any sublicenses.
For the three and nine months ended September 30, 2023 and 2022, we did not have any transactions nor were any amounts due under this arrangement.
WuXi Biologics License - anti-CD39
In 2020, we entered into an agreement with WuXi Biologics, under which we obtained the exclusive worldwide license to develop and commercialize anti-CD39 antibodies discovered under the agreement. As of September 30, 2023, we may incur additional clinical and regulatory milestone payments of up to $14 million and royalty payments in the low single digits on net sales of the licensed products under this agreement.
For the three months ended September 30, 2023 and 2022, we incurred no development milestones nor were any amounts due under this arrangement. For the nine months ended September 30, 2023 and 2022, we incurred development milestones under this arrangement of $1 million and $2 million, respectively, which were recognized as R&D expense.
Abmuno License
In 2016, we entered into an agreement with Abmuno Therapeutics LLC (Abmuno), under which we obtained the exclusive worldwide license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. As of September 30, 2023 we may incur additional clinical, regulatory and commercialization milestone payments of up to $88 million under this agreement.
For the three and nine months ended September 30, 2023 and 2022, we did not have any transactions nor were any amounts due under this arrangement.
Note 5. Revenues
The following table summarizes our revenues by collaboration, category of revenue, and the method of recognition (in millions):

			Three Months Ended September 30,		Nine Months Ended September 30,
	Over time	Point in time	2023	2022	2023	2022
Gilead Collaboration
License and R&D services	*		$20	$23	$57	$48
Access rights	*		8	8	25	25
Taiho Collaboration
R&D services	*		4	—	4	—
Access rights	*		—	2	—	5
Total revenues			$32	$33	$86	$78
Revenues from Gilead accounted for 88% and 94% of Total revenues for the three months ended September 30, 2023 and 2022, respectively and 95% and 94% for the nine months ended September 30, 2023 and 2022, respectively.
The following table summarizes the revenue recognized as a result of changes in the deferred revenue balance (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue recognized from amounts included in deferred revenue at the beginning of the period	$28	$33	$79	$78

Revenue for the nine months ended September 30, 2023 includes a net $1 million cumulative catch-up of revenue due to changes in the total estimated effort to be incurred in the future to satisfy the Gilead license and R&D services performance obligations, primarily related to lower estimated late-stage clinical trial costs for etrumadenant, partially offset by higher estimated late-stage clinical trial costs for quemliclustat.
We had $429 million and $452 million of deferred revenue remaining on our Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, respectively, allocated between current and noncurrent based on the expected timing of future recognition.
Revenue from the Gilead Collaboration
Activity for performance obligations under this arrangement for the periods presented herein was as follows:
Inflammation Programs - R&D Services
In May 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities (see Note 3, Related party - Gilead Sciences, Inc., for more information). In June 2023, we received a total upfront payment of $35 million for an initial two jointly selected research-stage programs. We determined that the Second Gilead Collaboration Agreement Amendment represented a separate contract and, at the amendment closing date, we allocated the transaction price of $35 million to the performance obligations created as of the date of this amendment. The following table summarizes the allocation of the transaction price to the distinct performance obligations (in millions):

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
We recognized revenue of $2 million and $3 million for the three and nine months ended September 30, 2023, respectively, within Other collaboration revenue in our Condensed Consolidated Statements of Operations. At September 30, 2023, we had $32 million of deferred revenue remaining on our Condensed Consolidated Balance Sheet related to these performance obligations.
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
We recognized revenue of $21 million and $3 million for the three months ended September 30, 2023 and 2022, respectively, and $39 million and $21 million for the nine months ended September 30, 2023 and 2022, respectively, within License and development service revenue in our Condensed Consolidated Statements of Operations. At September 30, 2023, we had $146 million of deferred revenue remaining on our Condensed Consolidated Balance Sheet related to this performance obligation.

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
We recognized a reversal of revenue of $4 million for the three months ended September 30, 2023 due to changes in the total estimated effort to be incurred in the future to satisfy the performance obligations, primarily related to revised clinical trial assumptions and revenue of $12 million for the three months ended September 30, 2022. We recognized revenue of $11 million and $16 million for the nine months ended September 30, 2023 and 2022, respectively, within License and development service revenue in our Condensed Consolidated Statements of Operations. At September 30, 2023, we had $138 million of deferred revenue remaining on our Condensed Consolidated Balance Sheet related to this performance obligation.
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
We recognized revenue of $1 million for the three months ended September 30, 2023, and $3 million and $2 million for the nine months ended September 30, 2023 and 2022, respectively, within License and development service revenue in our Condensed Consolidated Statements of Operations. At September 30, 2023, we had $27 million of deferred revenue remaining on our Condensed Consolidated Balance Sheet related to this performance obligation.
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
We recognized no revenue for the three months ended September 30, 2023 and $8 million for the three months ended September 30, 2022. We recognized $1 million and $9 million for the nine months ended September 30, 2023 and 2022, respectively, within License and development service revenue in our Condensed Consolidated Statements of Operations. As of December 31, 2022, substantially all the revenue related to this performance obligation had been recognized.
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

We recognized revenue of $8 million associated with the performance of this obligation for each of the three months ended September 30, 2023 and 2022, and $25 million for each of the nine months ended September 30, 2023 and 2022, within Other collaboration revenue in our Condensed Consolidated Statements of Operations. At September 30, 2023, we had $62 million of deferred revenue on our Condensed Consolidated Balance Sheet related to this performance obligation.
Revenue from the Taiho Collaboration
In September 2023, under the Taiho collaboration, certain clinical milestones for domvanalimab and zimberelimab were met through the STAR-221 study and Taiho became obligated to pay us $28 million, which is recorded in Receivable from collaboration partners at September 30, 2023 on our Condensed Consolidated Balance Sheet. We determined that we have a performance obligation to perform R&D services for Taiho related to the global development activities for the STAR-221 study in support of the Taiho Territory. We allocated the $28 million to this single performance obligation and recognize the amounts allocated to this service as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the programs.
We recognized revenue of $4 million for both the three and nine months ended September 30, 2023 within License and development service revenue in our Condensed Consolidated Statements of Operations. At September 30, 2023, we had $24 million of deferred revenue remaining on our Condensed Consolidated Balance Sheet related to this performance obligation, allocated between current and noncurrent based on the expected timing of future recognition.
Capitalized Costs to Obtain Contracts
We incurred certain costs to obtain the Gilead Collaboration Agreement in 2020 and the First Gilead Collaboration Agreement Amendment in 2021, which consisted of consultant and legal fees. We allocated these costs to the various performance obligations, to be recognized as the underlying performance obligations are satisfied and revenue is recognized.
For the three months ended September 30, 2023 and 2022, the recognized expense was not significant. For each of the nine months ended September 30, 2023 and 2022, we recognized $1 million expense related to these capitalized costs in G&A expense. At September 30, 2023, we had $3 million in capitalized costs to obtain the contracts, of which $1 million was recorded as Prepaid expenses and other current assets and $2 million was recorded as Other noncurrent assets in our Condensed Consolidated Balance Sheet.
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
The income tax expense was $2 million for the three months ended September 30, 2023, with an effective tax rate of (2.4%). We did not record a provision for income taxes for the three months ended September 30, 2022. The income tax expense was $5 million and $1 million for the nine months ended September 30, 2023 and 2022, with an effective tax rate of (2.2%) and (0.5%), respectively. The year-over-year increase in the income tax provision was due to an increase in taxable income. We have taxable income compared to book losses before income taxes due to the timing of recognition of deferred revenue for tax purposes and the effects of the mandatory capitalization and amortization of research and development expenses starting in 2022, as required by the 2017 Tax Cuts and Jobs Act. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on our deferred tax assets and state income taxes.
As of September 30, 2023 and December 31, 2022, we have provided a valuation allowance against U.S. federal and state deferred tax assets. We continue to evaluate the realizability of deferred tax assets and the related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination.
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

Note 7. Net loss per share
The following table summarizes potentially dilutive securities excluded from the computation of diluted net loss per share calculations because they would have been antidilutive (in millions):

	September 30, 2023	September 30, 2022
Common stock options issued and outstanding	13.7	12.3
Restricted stock units issued	1.9	1.4
Employee Stock Purchase Plan shares	0.2	0.1
Total potential dilutive securities	15.8	13.8
We have also excluded the effect of Gilead’s right to purchase additional shares of our common stock from the calculation as these rights had no intrinsic value at either September 30, 2023 or 2022.
Note 8. Stock-based compensation
The following table reflects the components of stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$8	$8	$26	$24
General and administrative	10	8	29	24
Total stock-based compensation	$18	$16	$55	$48
Note 9. Cash, cash equivalents and marketable securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the fair value of our cash, cash equivalents and marketable securities, all of which are considered available for sale, by type of securities (in millions):

Types of securities as of September 30, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$110	$—	$—	$110
U.S. treasury securities	246	—	(1)	245
Corporate securities and commercial paper	493	—	(2)	491
U.S. government agency securities	96	—	—	96
Certificate of deposit	8	—	—	8
Total cash, cash equivalents and marketable securities	$953	$—	$(3)	$950

Types of securities as of December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$169	$—	$—	$169
U.S. treasury securities	317	—	(3)	314
Corporate securities and commercial paper	635	—	(4)	631
U.S. government agency securities	20	—	—	20
Certificate of deposit	4	—	—	4
Total cash, cash equivalents and marketable securities	$1,145	$—	$(7)	$1,138
The following table summarizes the fair values of our cash, cash equivalents and marketable securities by location in the Condensed Consolidated Balance Sheets and contractual maturity (in millions):

Location in Condensed Consolidated Balance Sheets	Contractual Maturity	September 30, 2023	December 31, 2022
Cash and cash equivalents	-	$184	$206
Marketable securities	Within one year	615	803
Long-term marketable securities	Between one and three years	151	129
Total cash, cash equivalents and marketable securities		$950	$1,138
Realized gains or losses recognized on the sale of available-for-sale marketable securities were not material for the three and nine months ended September 30, 2023 and 2022. Realized gains and losses are included in Interest and other income, net, in the Condensed Consolidated Statements of Operations. The cost of a security sold is determined using the specific-identification method.
We limit the credit risk associated with our investments by placing them with banks and institutions we believe are highly credit worthy and investing in highly rated investments. We held a total of 159 and 219 positions in securities which were in unrealized loss positions as of September 30, 2023 and December 31, 2022, respectively. We do not intend to sell our securities with unrealized loss positions and have concluded we will not be required to sell the securities before recovery of the amortized cost for the investment at maturity. No credit related losses have been recognized for any of the periods presented.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the total shown in the Condensed Consolidated Statements of Cash Flows (in millions):

	September 30,
	2023	2022
Cash and cash equivalents	$184	$218
Restricted cash (included in Other noncurrent assets)	3	3
Total cash, cash equivalents and restricted cash	$187	$221
Note 10. Condensed consolidated balance sheet components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Prepaid expenses and other assets	$27	$15
Accrued interest receivable	4	4
Total prepaid expenses and other current assets	$31	$19
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Accrued research and development	$41	$45
Accrued personnel expenses	22	25
Current portion of lease liabilities	9	3
Income taxes payable	3	—
Other	5	3
Total other current liabilities	$80	$76

Note 11. Leases
The following table summarizes our cash and non-cash information related to our operating leases (in millions):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities	$12	$8
Cash received from tenant improvement allowances	$8	$8
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3
Recognition of tenant improvement allowance receivable included in Other current liabilities	$4	$6
As of September 30, 2023 and December 31, 2022, we have provided deposits for letters of credit totaling $3 million to secure our obligations under our leases, which are included in Other noncurrent assets in the Condensed Consolidated Balance Sheets.
Note 12. Stockholders' Equity
Gilead Stock Purchase
In June 2023, under the Second Stock Purchase Agreement, Gilead purchased 1.0 million shares of our common stock at the closing day purchase price of $19.26 per share for a total cost of $20 million.
At-the-Market Facility
In February 2023, we entered into an equity distribution agreement pursuant to which we may, from time to time, sell shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $200 million. In August 2023, we issued and sold 0.2 million shares of our common stock under this agreement for total net proceeds of $5 million.
Note 13. Fair value measurements
We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:
•Level 1 inputs include unadjusted quoted prices in active markets for identical assets or liabilities;
•Level 2 inputs include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and
•Level 3 inputs include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Our Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques and significant management judgment or estimation.
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

Fair value measurement as of September 30, 2023	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$110	$—	$—	$110
U.S. treasury securities	—	245	—	245
Corporate securities and commercial paper	—	491	—	491
U.S. government agency obligations	—	96	—	96
Certificate of deposit	—	8	—	8
Total assets measured at fair value	$110	$840	$—	$950
Liabilities
Liability for sale of future royalties	$—	$—	$19	$19
Total liabilities measured at fair value	$—	$—	$19	$19

Fair value measurement as of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$169	$—	$—	$169
U.S. treasury securities	—	314	—	314
Corporate securities and commercial paper	—	631	—	631
U.S. government agency securities	—	20	—	20
Certificate of deposit	—	4	—	4
Total assets measured at fair value	$169	$969	$—	$1,138
Liabilities
Liability for sale of future royalties	$—	$—	$17	$17
Total liabilities measured at fair value	$—	$—	$17	$17
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
We account for the BVF Agreement as a liability primarily because we have significant continuing involvement in generating the cash flows due to BVF. The liability is recorded at fair value by using probability-adjusted discounted cash flows and is revalued each reporting period until the related contingencies have been resolved. The fair value measurement is based on significant unobservable inputs that are reviewed quarterly by management and include, as applicable, estimated probabilities and the timing of achieving specified development, regulatory and commercial milestones as well as estimated annual sales. Significant changes that increase or decrease the probabilities of achieving the related development, regulatory and commercial events or that shorten or lengthen the time required to achieve such events or that increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of the obligations, as applicable. Changes in the fair value of this liability related to interest accretion are recognized in Non-operating income (expense) in the Condensed Consolidated Statements of Operations.

During the second quarter of 2023, new preclinical information from our BVF Program led to revised assumptions which decreased the estimated probabilities of success and delayed the projected timing of achieving specified development, regulatory and commercial milestones and commercial sales. These changes in estimates are accounted for prospectively and resulted in a decrease in the imputed effective interest rate on the unamortized portion of the liability to 10.1% commencing with the quarter ended June 30, 2023, compared to 20.6% for the quarters ended March 31, 2023 and prior. The impact of this change on the non-cash interest expense for the quarter and nine months ended September 30, 2023 was not material when compared to the prior year periods. The liability for sale of future royalties is reported in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets and changes were as follows (in millions):

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$17	$5
Cash received	—	5
Interest accretion	2	2
Ending balance	$19	$12

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

Phase 1
Phase 1b
Phase 2
Phase 3

dom: domvanalimab; etruma: etrumadenant; gem/nab-pac: gemcitabine/nab-paclitaxel; nivo: nivolumab; pembro: pembrolizumab; quemli: quemliclustat; rego: regorafenib; zim: zimberelimab
*+/- biologic, e.g. bevacizumab or biosimilar, will be included for all patients in whom it is not contraindicated

Recent Developments
The following is a summary of the recent significant developments affecting our business:
•In November 2023, we presented preliminary data from Arm A1 of the Phase 2 EDGE-Gastric study, evaluating domvanalimab plus zimberelimab and chemotherapy in patients with previously untreated, locally advanced unresectable or metastatic upper gastrointestinal (GI) cancers. These data were from the cohort that includes a similar patient population and dosing regimen as the ongoing Phase 3 study, STAR-221.
◦Domvanalimab plus zimberelimab and chemotherapy showed encouraging objective response rates (ORR) of 80% (confirmed ORR (cORR) of 73%) in patients with PD-L1-high tumors (tumor activity positivity (TAP) ≥5%), 46% (all confirmed) in patients with PD-L1-low (TAP <5%) tumors and 59% (cORR of 56%) for patients overall.
◦Six-month landmark progression-free survival (PFS) was 93% for patients with PD-L1-high tumors (TAP ≥5%), 68% for patients with PD-L1-low tumors (TAP <5%) and 77% for patients overall. Mature PFS has not been reached and data are expected in the second half of 2024.
◦Domvanalimab plus zimberelimab and chemotherapy was well tolerated, with a similar safety profile to what has been reported for anti-PD1 plus chemotherapy in this setting.
•Pharmacokinetic and pharmacodynamic data from the dose-escalation phase of ARC-20, a Phase 1b study in cancer patients of AB521, a potential best-in-class HIF-2a inhibitor, is consistent with results seen in healthy volunteers.
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

Results of Operations
The following table summarizes our results of operations (in millions):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2023	2022		2023	2022
Revenues:
License and development service revenue	$22	$23	(4%)	$58	$48	21%
Other collaboration revenue	10	10	0%	28	30	(7)%
Total revenues	32	33	(3%)	86	78	10%
Operating expenses:
Research and development	82	77	6%	247	208	19%
General and administrative	30	26	15%	88	76	16%
Total operating expenses	112	103	9%	335	284	18%
Loss from operations	(80)	(70)	14%	(249)	(206)	21%
Non-operating income, net	11	5	120%	28	7	*
Loss before income taxes	(69)	(65)	6%	(221)	(199)	11%
Income tax expense	(2)	—	*	(5)	(1)	*
Net loss	$(71)	$(65)	9%	$(226)	$(200)	13%
*Not meaningful
Total Revenues
The decrease in Total revenues for the three months ended September 30, 2023 was primarily driven by decreased revenues from license and development services due to the progress in research and development activities for our programs, primarily zimberelimab, partially offset by an increase in revenue related to our Taiho collaboration.
The increase in Total revenues for the nine months ended September 30, 2023 was primarily driven by increased revenues from license and development services due to the progress in the research and development activities for our programs, primarily etrumadenant, partially offset by a decrease in revenue recognized for zimberelimab.
See Note 5, Revenues to our Condensed Consolidated Financial Statements in Part I, Item 1 for further discussion of the amount and timing of revenues recognized from our license and collaboration agreements.
Research and Development Expenses
The increase of 6% or $5 million in Research and development expenses for the three months ended September 30, 2023 was primarily driven by: $7 million of higher spend for Arcus programs not under a cost-sharing collaboration due to our expanding clinical and development activities; partially offset by a net decrease of $2 million in shared costs for programs optioned by our collaboration partners, primarily from the Gilead collaboration. The net decrease of $2 million was due to a decrease in shared collaboration costs of $10 million primarily from the timing of clinical manufacturing; with a corresponding decrease in reimbursements for shared expenses of $8 million. Non-cash stock-based compensation expense was $8 million for each of the third quarter 2023 and 2022. The net increase was primarily driven by: $3 million in net clinical costs due to our expanding clinical and development activities as we enrolled more patients in our existing and new studies; and $3 million increase in net employee compensation costs due to our growing headcount.
The increase of 19% or $39 million in Research and development expenses for the nine months ended September 30, 2023 was primarily driven by: $47 million in higher costs incurred to support our expanded clinical and development activities including $19 million in higher costs due to the timing of standard-of-care therapeutic purchases and $17 million in lower costs due to the timing of clinical manufacturing; partially offset by $8 million in higher reimbursements for shared expenses from our collaborations, primarily the Gilead collaboration. The net increase was primarily driven by $21 million in net clinical costs due to our expanding clinical and development activities as we enrolled more patients in our existing and new studies and $19 million increase in net employee compensation costs due to our growing headcount, including $2 million in increased non-cash stock-based compensation.
For the three months ended September 30, 2023 and 2022, we recognized reimbursements for shared expenses from our collaborations of $33 million and $41 million, respectively. For the nine months ended September 30, 2023 and

2022, we recognized reimbursements for shared expenses from our collaborations of $119 million and $111 million, respectively. Reimbursements are driven primarily by the Gilead collaboration.
R&D expense by quarter may fluctuate due to the timing of clinical manufacturing and standard-of-care therapeutic purchases with a corresponding impact on reimbursements.
General and Administrative Expenses
The increase of 15% or $4 million in General and administrative expenses for the three months ended September 30, 2023 was primarily driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations. Our growing headcount and our 2023 stock awards drove a $2 million increase in employee compensation costs, primarily due to increased non-cash stock-based compensation.
The increase of 16% or $12 million in General and administrative expenses for the nine months ended September 30, 2023 was primarily driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations. Our growing headcount and our 2023 stock awards drove a $9 million increase in employee compensation costs, including $5 million in increased non-cash stock-based compensation.
Non-Operating Income, net
The increase of $6 million and $21 million in Non-operating income, net for the three and nine months ended September 30, 2023, respectively, was primarily due to higher interest income resulting from increased investment yields as compared to the prior year.
Income Tax Expense
The increase of $2 million and $4 million in Income tax expense for the three and nine months ended September 30, 2023, respectively was primarily due to an increase in taxable income compared to the prior year.
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
As of September 30, 2023, we had $950 million of cash, cash equivalents, and marketable securities, compared to $1.1 billion as of December 31, 2022. The decrease in cash from the prior year end is primarily due to the use of cash in our research and development activities. Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury obligations, investments in corporate securities and certificates of deposit.
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

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented below (in millions):

	Nine Months Ended September 30,
Net cash provided by (used in):	2023	2022
Operating activities	$(218)	$508
Investing activities	$166	$(460)
Financing activities	$30	$22
Operating Activities
Net cash used in operating activities was $218 million for the nine months ended September 30, 2023 as compared to net cash provided by operating activities of $508 million for the same period in the prior year. The change in operating cash flows is primarily due to $725 million received from Gilead in January 2022 under the Gilead Collaboration Agreement.
Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2023 was primarily due to net proceeds from marketable securities of $184 million.
Cash used in investing activities for the nine months ended September 30, 2022 was primarily due to net purchases of short-term and long-term securities as we invested a portion of the $725 million received from Gilead in January 2022 under the Gilead Collaboration Agreement.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2023 was due to net proceeds of $25 million from issuance of our common stock and proceeds of $5 million for stock issued under our equity award plans.
Cash provided by financing activities for the nine months ended September 30, 2022 was due to net proceeds of $17 million for stock issued under our equity award plans and $5 million received under the BVF agreement.
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
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations outside the ordinary course of business during the nine months ended September 30, 2023, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a pre-commercial immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale nor have we ever generated any revenue from product sales. Our revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our strategic partners. For the nine months ended September 30, 2023 and the year ended December 31, 2022 we had net losses of $226 million and $267 million, respectively. As of September 30, 2023, we had an accumulated deficit of $768 million. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. While we may receive income from year to year under the Gilead Agreement and Taiho Agreement, we generally expect to incur substantial and increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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

As of September 30, 2023, we had $950 million of cash, cash equivalents and marketable securities. While we believe that our cash position will be sufficient to fund our anticipated level of operations into 2026, our future capital requirements will depend on many factors, including:
•the number, scope, rate of progress and costs of clinical programs and investigational products as well as drug discovery, preclinical development activities, and laboratory testing;
•the scope and costs of manufacturing development and commercial manufacturing activities;
•the scope and costs of developing and supporting new non-oncology programs;
•the scope of any cost sharing arrangements with our strategic partners;
•the timing and amount of milestone payments and option fees we receive under the Gilead Collaboration Agreement and Taiho Agreement;
•the extent to which we acquire or in-license other investigational products and technologies;
•the cost, timing and outcome of regulatory review of our investigational products;
•the cost and timing of establishing sales and marketing capabilities, if any of our investigational products receive marketing approval;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•the costs associated with being a public company; and
•the cost associated with commercializing our investigational products, if they receive marketing approval.
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

Enrollment and retention of subjects in clinical trials is expensive and time consuming, can be made more difficult or rendered impossible by competing treatments, clinical trials of competing investigational products, geopolitical instability and public health epidemics, each of which could result in significant delays and additional costs in our product development activities, or in the failure of such activities.
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
Geopolitical instability and public health outbreaks may have an adverse impact our clinical trial operations. For example, we suspended clinical trial activities, including the enrollment of subjects, following the outbreak of war in Israel. If there are other geopolitical conflicts, a resurgence of the COVID-19 pandemic or additional public health outbreaks, we may further suspend or redirect our clinical trial activities, regulatory authorities and ethics committees may choose to divert resources and the time for review of new studies and any protocol or other amendments for ongoing studies may be prolonged. Our investigational sites may intermittently divert resources in order to respond to an ongoing health or humanitarian crisis, which could cause delays and limit their ability to initiate new studies. The limited resources at investigational sites in these situations would further hinder their ability to screen and enroll subjects, conduct and report all patient assessments and collect all patients' samples, thereby impacting our ability to assess the activity of our investigational products in a timely manner.
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
Drug development is inherently risky and uncertain. The actual timing of our development milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control, for any number of reasons, including:
•delays in completing IND-enabling preclinical studies or developing manufacturing processes and associated analytical methods that meet good manufacturing practice (cGMP) requirements;
•the FDA placing a clinical trial on hold;
•the FDA requesting additional information, which could necessitate generating additional information at significant cost in terms of both time and expenses;
•our prioritization of other of our investigational products for advancement or the emergence of competing investigational products developed by others;
•challenges and delays in trial execution associated with our testing of multiple investigational products in the same indication in different clinical trials;
•subjects failing to enroll or remain in our trial at the rate we expect;

•subjects choosing an alternative treatment or other investigational products, or participating in competing clinical trials;
•lack of adequate funding to continue our clinical trials;
•subjects experiencing severe or unexpected drug-related adverse effects;
•any interruptions or delays in the supply of our investigational products for our clinical trials;
•a facility manufacturing any of our investigational products or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or infections or cross-contaminations of investigational products in the manufacturing process;
•any changes to our manufacturing process or product specifications that may be necessary or desired;
•any failure or delay in reaching an agreement with contract research organizations (CROs) and clinical trial sites;
•third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices (GCP) or regulatory requirements or other third parties not performing data collection or analysis in a timely or accurate manner;
•third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other comparable foreign regulatory authorities for violations of applicable regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications;
•one or more Institutional Review Boards (IRBs) refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial;
•changes in regulatory requirements and policies which may require us to amend clinical trial protocols to comply with these changes and resubmit our clinical trial protocols to IRBs for reexamination;
•delays due to new regulatory requirements which may take time for us and the third-parties we engage to incorporate into our operations to ensure compliance; or
•health crises, such as COVID-19, which may restrict the ability of trial sites to initiate new trials, screen patients for enrollment or treat enrolled patients, and divert clinical trial site resources away from the conduct of our clinical trials.
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
In addition, if one or more of our investigational products receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw approvals of such product;
•regulatory authorities may require additional warnings on the label;
•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•regulatory authorities may impose subsequent limitations on the use of the product;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
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
Our strategy for fully developing and commercializing our investigational products is dependent upon maintaining our current arrangements with Gilead and our other strategic partners. Our ability to leverage these arrangements to produce commercial success will depend, among other things, on our collaborators' cooperation and ability to successfully meet their responsibilities with regards to a clinical program. We cannot predict the success of any collaboration that we enter into. Our partnership with Gilead poses a number of risks including, but not limited to, the following:
•conflicts may arise between us and Gilead, such as conflicts regarding the combinations or indications to pursue or concerning the interpretation of clinical data, the commercial potential of any optioned investigational products, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. Any such conflicts could slow or prevent the development or commercialization of our investigational products;
•if our joint development program does not result in the successful development and commercialization of products or if Gilead terminates the collaboration agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our investigational products could be delayed and we may need additional resources to develop our investigational products;
•we will be heavily dependent on Gilead for its further development and commercialization of the investigational products from the programs that it opts in to;
•we may not be successful in this collaboration due to various other factors, including our ability to demonstrate proof of concept in one or more clinical studies so that Gilead will exercise its option to these programs;
•we have appointed two individuals designated by Gilead to our board of directors pursuant to the terms of the investor rights agreement, and Gilead owns approximately 19.9% of our outstanding common stock and has the right (but not the obligation) to acquire additional shares from us up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock and, as a result, may be able to exert significant influence over our company;
•Gilead could independently develop, or develop with third parties, products that compete directly or indirectly with our investigational products if Gilead believes that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours; and
•because Gilead has an option to all of our programs, it will be difficult for us to enter into new collaborations.

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
In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on commercially reasonable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our investigational products may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our investigational products. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop investigational products in a timely manner or within budget. Our or a third party’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:
•an inability to initiate or continue clinical trials of our investigational products under development;
•delay in submitting regulatory applications, or receiving marketing approvals, for our investigational products;
•loss of the cooperation of an existing or future collaborator, including option exercises by Gilead or Taiho under the Gilead Collaboration Agreement or Taiho Agreement, respectively;
•subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•requirements to cease development or to recall batches of our investigational products; and
•in the event of approval to market and commercialize our investigational products, an inability to meet commercial demands for our product or any other future investigational products.

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
We have no sales, marketing or distribution capabilities or experience. If any of our investigational products ultimately obtains regulatory approval, we, whether alone or in collaboration with Gilead for programs that we commercialize together, may not be able to effectively or successfully market the product due to a number of factors, including:
•the imposition by regulatory authorities of significant restrictions on a product’s indicated uses, marketing or distribution;
•the imposition by regulatory authorities of costly and time-consuming post-approval studies, post-market surveillance or additional clinical trials;
•our failure to establish sales and marketing capabilities;
•the failure of our products to achieve the degree of market acceptance by physicians, patients, hospitals, cancer treatment centers, healthcare payors and others in the medical community necessary for commercial success;
•unfavorable pricing regulations or third-party coverage and reimbursement policies; and
•inaccuracies in our estimates of the addressable patient population resulting in a smaller market opportunity than we believed.
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
The development and potential commercialization of our investigational products may require substantial additional capital to fund expenses. Pursuant to the Gilead Collaboration Agreement, Gilead has an exclusive option to acquire an exclusive license to all of our then-current and future clinical programs during the 10-year collaboration term. Given the breadth of the collaboration, our ability to form new collaborations in the future will be limited. If Gilead declines to exercise its option to a program, we may need to enter into new collaborations for such programs with companies that have more resources and experience than us. We may not be successful in these efforts because third parties may not view our investigational products as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of an investigational product, we can expect to relinquish some or all of the control over the future success of that investigational product to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:
•the design or results of clinical trials;
•the likelihood of approval by the FDA or comparable foreign regulatory authorities;
•the potential market for the investigational product;
•the costs and complexities of manufacturing and delivering such investigational product to patients;

•the potential of competing products;
•the existence of uncertainty with respect to our ownership of technology or other rights, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and
•industry and market conditions generally.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our investigational products and research programs. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel discoveries and technologies that are important to our business, however, we cannot predict:
•if and when patents may issue based on our patent applications;
•the scope of protection of any patent issuing based on our patent applications;
•whether the claims of any patent issuing based on our patent applications will protect our investigational products and their intended uses or prevent others from commercializing competitive technologies or products;
•whether or not third parties will find ways to invalidate or circumvent our patent rights;
•whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; and/or
•whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose.
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
We expect to grow our business operations, including, if any of our investigational products receives marketing approval, adding employees in sales and marketing. To manage our anticipated future growth, we must:
•identify, recruit, integrate, maintain and motivate additional qualified personnel;

•manage our development efforts effectively, including the initiation and conduct of clinical trials for our investigational products; and
•improve our operational, financial and management controls, reporting systems and procedures.
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
Current global economic conditions are highly volatile due to a number of reasons, including geopolitical instability, such as the ongoing military conflict between Russia and Ukraine and the recent eruption of war between Israel and Hamas, rising inflation that has increased our operating expenses and disruptions in the capital and credit markets that may reduce our ability to raise additional capital when needed on acceptable terms, if at all.
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
Our future profitability may depend, in part, on our ability to commercialize our investigational products in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our investigational products before we receive marketing approval from the applicable regulatory authority in that foreign market, and we may never receive such marketing approval for any of our investigational products. To obtain marketing approval in many foreign countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our investigational products, and we cannot predict success in these jurisdictions. If we obtain approval of our investigational products and ultimately commercialize our investigational products in foreign markets, we would be subject to additional risks and uncertainties, including:
•our customers’ ability to obtain reimbursement for our investigational products in foreign markets;
•our inability to directly control commercial activities because we are relying on third parties;
•the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
•different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•import or export licensing requirements;
•longer accounts receivable collection times;

•longer lead times for shipping;
•language barriers for technical training;
•reduced protection of intellectual property rights in some foreign countries;
•the existence of additional potentially relevant third-party intellectual property rights;
•foreign currency exchange rate fluctuations; and
•the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.
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
We face an inherent risk of product liability exposure related to the testing of our investigational products in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our investigational products or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:
•delay or termination of clinical trials;
•decreased demand for any investigational products or products that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial subjects;
•initiation of investigations by regulators;
•significant costs to defend the related litigation and diversion of management’s time and our resources;
•substantial monetary awards to study subjects or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue; and
•the inability to commercialize any products that we may develop.
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
In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of investigational products, restrict or regulate post-approval activities, and affect the ability to profitably sell investigational products for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA), which, among other things, (1) directs the U.S. Department of Health and Human Services to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The United States Department of Health and Human Services has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. We expect that other healthcare reform measures may be adopted in the future, and that any such health reform measures could have an adverse effect on our business and/or results of operation.
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
Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.
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
The market price of our common stock has fluctuated and may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•overall performance of the equity markets;
•our operating performance and the performance of other similar companies;
•results from our ongoing clinical trials and future clinical trials with our current and future investigational products or of our competitors;
•changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;
•regulatory, trade or legal developments in the United States and other countries, including changes in tariffs or other trade restrictions and the changes in the structure of healthcare payment systems;
•the level of expenses related to future investigational products or clinical development programs;
•our failure to achieve product development goals in the timeframe we announce;
•announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;
•recruitment or departure of key personnel;
•the economy as a whole and market conditions in our industry;
•trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;
•the size of our market float; and
•any other factors discussed in this report.
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
Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:
•the timing and success or failure of clinical trials for our investigational products or competing investigational products, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
•our progress towards the achievement of any product development goals or milestones we announce, including any delays or failures which lead to the suspension or termination of any clinical trial or development program;
•the timing and cost of, and level of investment in, research and development activities relating to our investigational products, which may change from time to time;
•option fees received by us in connection with option exercises by Gilead and/or Taiho pursuant to their respective option agreements and/or payments received by us from Gilead or Taiho in connection with the achievement of certain development and/or regulatory milestones;
•amounts payable by us in connection with the achievement of development, regulatory and commercial milestones under our in-license and other strategic agreements;
•our ability to attract, hire and retain qualified personnel;
•expenditures that we will or may incur to develop additional investigational products;
•our ability to obtain marketing approval for our investigational products, and the timing and scope of any such approvals we may receive;
•the changing and volatile U.S. and global economic environments; and
•future accounting pronouncements or changes in our accounting policies.
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
Based upon shares outstanding as of September 30, 2023, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 47.6% of our common stock. In particular, Gilead owns approximately 19.8% of our outstanding common stock (and has the right to acquire additional shares of our common stock from us to enable it to own up to 35% of our outstanding common stock), and we have appointed its two designees to our board of directors pursuant to the terms of the Investor Rights Agreement. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by a majority vote of our entire board of directors, the chairman of our board of directors or our chief executive officer, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the requirement for the affirmative vote of holders of at least 66 2⁄3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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
General Risk Factors
Sales of substantial amounts of our shares may cause the price of our common stock to decline.
The price of our common stock could decline if there are substantial sales of our common stock, including any sales by us, our directors, executive officers, significant stockholders or the sales agents under the equity distribution agreement, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have also registered shares of common stock that we have issued and may issue under our employee equity incentive plans. These shares can be sold freely in the public market upon issuance, subject to vesting conditions and, in the case of our affiliates, volume limitations under Rule 144 under the Securities Act of 1933, as amended.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
The adoption, modification or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2023, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

Name and Title	Action	Date	Total Shares to be Sold	Expiration Date
Juan C. Jaen President and Director	Adopted	August 8, 2023	300,000	November 8, 2024

Item 6. Exhibits.
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018
3.2	Amended and Restated Bylaws	8-K	001-38419	3.1	May 26, 2020
10.1A*	Memorandum, dated July 27, 2023, between Arcus Biosciences, Inc. and Taiho Pharmaceutical Co., LTD.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
_____________________________________
*Filed herewith.
†This certification is deemed furnished but not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
AThis exhibit omits certain information the Company deems immaterial and of the type that it treats as confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCUS BIOSCIENCES, INC.

Date:	November 7, 2023	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2023	By:	/s/ Alexander Azoy
Alexander Azoy
Chief Accounting Officer (Principal Accounting Officer)