Form 10-K
period 2023-12-31
Arcus Biosciences, Inc.
filed 2024-02-21
CIK 1724521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 001-38419
__________________________________________________________________________________
Arcus Biosciences, Inc.
(Exact name of Registrant as specified in its Charter)
__________________________________________________________________________________

Delaware	47-3898435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3928 Point Eden Way Hayward, CA 94545 (Address of principal executive offices)
Registrant’s telephone number, including area code: (510) 694-6200
__________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Titles of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, Par Value $0.0001 Per Share	RCUS	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2023 was $1,067,561,171. This excludes 14,823,029 shares of the Registrant's Common Stock held by Gilead Sciences, Inc., and 7,116,741 shares held by executive officers, directors and stockholders affiliated with directors at that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of Registrant’s Common Stock outstanding as of February 14, 2024 was 90,864,829.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2023.

Auditor Firm ID:	42	Auditor Name:	Ernst & Young, LLP	Auditor Location:	San Mateo, California, USA

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K ("Annual Report") includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:
•our expectations regarding our relationship with Gilead;
•our expectations regarding the timing and achievement of our investigational product development activities and ongoing and planned clinical trials, including initiation of new clinical trials, completion of enrollment and availability and timing for reporting of data from ongoing clinical trials;
•our ability to develop intra-portfolio combinations and highly-differentiated small-molecule investigational products, including our ability to create small-molecule investigational products with ideal pharmacological properties and desired clinical effects;
•our expectations regarding the efficiency and speed with which we can create and advance small-molecule investigational products and develop our investigational products and combination therapies;
•our reliance on third parties to conduct our ongoing and future clinical trials and third-party manufacturers to manufacture and supply our investigational products;
•our expectations regarding the nature of the immuno-oncology pathways we are targeting, the size of the potential patient population and the potential market size;
•our ability to obtain and maintain control of our combination investigational products and maximize the commercial potential of our investigational products;
•our ability to obtain and maintain regulatory approvals of our investigational products and the potential market opportunities for commercializing our investigational products;
•our ability to retain and recruit key personnel, estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•our ability to develop, acquire and advance investigational products into, and successfully complete, clinical trials;
•our initiation, timing, progress and results of future research and development programs, preclinical studies and clinical trials;
•our ability to obtain and maintain intellectual property rights covering our investigational products;
•our expectations regarding the developments and projections relating to our competitors;
•our expectations regarding our industry; and
•our expectations as to the effect that geopolitical instability and public health outbreaks will have on our company.
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
i

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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

RISK FACTOR SUMMARY
The following is a summary of the key risks and uncertainties that make an investment in our securities speculative and risky. The below summary does not contain all of the information that may be important to you, and you should read this summary together with the more detailed description of the risks set forth under "Item 1A. Risk Factors" of this Annual Report.
Risks Related to our Limited Operating History, Financial Position and Capital Requirements
•We have a history of operating losses, have never generated any revenue from product sales and anticipate that we will continue to incur significant losses for the foreseeable future. As a result, we may need to obtain additional funding to finance our operations. If we do not receive substantial capital when needed, we may be forced to restrict our operations or delay, reduce or eliminate our product development programs.
Risks Related to the Discovery and Development of our Investigational Products
•Clinical drug development is a lengthy, expensive and uncertain process, if we are unable to develop, obtain regulatory approval for and commercialize our investigational products, or experience significant delays in doing so, our business will be materially harmed.
•The results of preclinical studies and early clinical trials, including interim data from our clinical studies that we announce or publish from time to time, are not always predictive of future results and could materially change due to audit and verification procedures or as more patient data become available.
•Competing treatments, clinical trials of competing investigational products, geopolitical instability and public health epidemics, each of which could result in significant delays and additional costs in our product development activities, or in the failure of such activities.
•Serious adverse events, undesirable side effects or other unexpected properties of our investigational products could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our investigational products or limitations on the use of our investigational products or revocation of any marketing authorizations.
•If we are not successful in discovering, developing and commercializing investigational products that take advantage of different mechanisms of action to achieve superior outcomes relative to the use of single agents or other combination therapies, our ability to achieve our strategic objectives would be impaired.
•Failure to successfully develop, validate and obtain regulatory clearance or approval for any required companion diagnostics required for our investigational products could harm our product development strategy or prevent us from realizing the full commercial potential of our investigational products.
Risks Related to Reliance on Third Parties, Manufacturing and Commercialization
•If our collaboration with Gilead is not successful, our business could be adversely affected.
•If the third parties we rely on to conduct our clinical trials and handle manufacture and supply of our investigational products and comparator products do not satisfactorily carry out their contractual duties, supply us with sufficient quantities or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
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
•Failure to comply with privacy and data protection laws, regulations or other obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.
•Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and may have a significant adverse effect on our business and results of operations.

PART I
Item 1. Business
Company Overview
We are a clinical-stage biopharmaceutical company focused on creating best-in-class therapies. Using our robust and highly efficient drug discovery capability, we have created a significant portfolio of investigational products which are in clinical development, with our most advanced molecule, an anti-TIGIT antibody, in multiple Phase 3 registrational studies targeting lung and gastrointestinal cancers. Our deep portfolio of novel small molecules and enabling antibodies allows us to create highly differentiated therapies, which we are developing to treat multiple large indications. We expect our clinical-stage portfolio to continue to expand and to include molecules targeting immuno-oncology, cancer cell-intrinsic and immunological pathways. Our vision is to create, develop and commercialize highly differentiated therapies that have a meaningful impact on patients.
The below summarizes our current clinical-stage portfolio:

cas: casdatifan; chemo: chemotherapy; dom: domvanalimab; etruma: etrumadenant; gem/nab-pac: gemcitabine/nab-paclitaxel; nivo: nivolumab; pembro: pembrolizumab; quemli: quemliclustat; RCC: renal cell carcinoma; rego: regorafenib; zanza: zanzalintinib; zim: zimberelimab
*+/- biologic, e.g. bevacizumab or biosimilar, will be included for all patients in whom it is not contraindicated.
Our Clinical Product Portfolio
We currently have seven clinical programs focused on unique targets including TIGIT, PD-1, adenosine A2a and A2b receptors, CD73, CD39, HIF-2α, and AXL. In 2020, we entered into an Option, License and Collaboration Agreement (as amended, the "Gilead Collaboration Agreement") with Gilead Sciences, Inc. ("Gilead") to strategically advance our portfolio through a collaborative relationship. The Gilead Collaboration Agreement provides Gilead with an exclusive license to our anti-PD-1 program (including zimberelimab) and time-limited exclusive option rights to our clinical programs, which they have exercised for our anti-TIGIT program (including domvanalimab), adenosine receptor antagonist program (including etrumadenant) and CD73 program (including quemliclustat). The Collaboration Agreement and our strategic partnership with Gilead is discussed in more detail below under “License and Collaborations—Gilead Collaboration”.
Anti-TIGIT Program
TIGIT is believed to play an important role in suppressing the immune response to cancer. The primary ligand for TIGIT (T-cell immunoreceptor with Ig and ITIM domains) is CD155, a protein that plays both inhibitory and stimulatory roles in regulating the activity of effector immune cells such as T and natural killer ("NK") cells. TIGIT is an inhibitory receptor highly expressed on T cells displaying an exhausted phenotype, tumor-infiltrating Treg, and NK cells. During the past couple of years, expression of TIGIT, along with PD-1, on precursor exhausted T cells ("Tpex"), a key population that mediates some of the therapeutic effects of anti-PD-1 agents, has become well documented. The ligands for TIGIT, including CD155, are broadly expressed on multiple cell types in the tumor microenvironment, including cancer cells. CD155 binding to TIGIT results in inhibition of immune cells.
As T cells are important in the immune response, domvanalimab was engineered to lack Fc-receptor binding in order to minimize the risk of depleting such cells, which we believe may provide domvanalimab with an advantage over Fc-enabled anti-TIGIT antibodies.
We are pursuing a broad Phase 2 and Phase 3 development program for domvanalimab in combination with our anti-PD-1 antibody, zimberelimab, in multiple settings, including lung and gastrointestinal cancer. As described below, each of our Phase 3 studies are evaluating domvanalimab with a PD(L)-1 antibody versus the relevant global standard of care. In addition to the studies below, we and Gilead plan to initiate STAR-131, a new Phase 3 study in perioperative non-small cell lung cancer ("NSCLC") with curative intent. We estimate that the total addressable market for the ongoing and planned Phase 3 trials of domvanalimab is over $10 billion annually, based on the size of the drug treatable U.S. patient populations.
We have the following ongoing Phase 3 studies for domvanalimab:
•STAR-121 is a Phase 3 study evaluating domvanalimab in combination with zimberelimab and chemotherapy versus pembrolizumab and chemotherapy in first-line NSCLC.

•STAR-221 is a Phase 3 evaluating domvanalimab in combination with zimberelimab and chemotherapy versus nivolumab and chemotherapy in first-line unresectable or metastatic gastrointestinal cancers.
•PACIFIC-8 is a Phase 3 study evaluating domvanalimab in combination with durvalumab following chemoradiation in Stage 3 NSCLC, a setting in which durvalumab is already approved.
In addition, we are evaluating domvanalimab in the following Phase 2 studies:
•ARC-7 is a randomized Phase 2 study evaluating the combination of domvanalimab with zimberelimab (to which we refer as the “doublet”) vs. domvanalimab with zimberelimab and etrumadenant (to which we refer as the “triplet”) vs. zimberelimab monotherapy in first-line metastatic, PD-L1≥50% NSCLC.
•EDGE-Lung is a Phase 2 study evaluating the combination of domvanalimab and zimberelimab with and without quemliclustat and chemotherapy in first- and second-line NSCLC.
•VELOCITY-Lung is a Phase 2 study evaluating domvanalimab with and without zimberelimab, etrumadenant and sacituzumab govitecan-hziy ("Trodelvy®") in first- and second-line NSCLC.
•EDGE-Gastric is a Phase 2 study evaluating the combination of domvanalimab and zimberelimab, with and without FOLFOX or quemliclustat in gastrointestinal cancers.
In November 2023, we presented a data set from our EDGE-Gastric study in which the domvanalimab with zimberelimab and chemotherapy regimen showed encouraging objective response rates ("ORR") of 80% (confirmed ORR ("cORR") of 73%) in patients with PD-L1-high tumors (tumor activity positivity ("TAP") ≥5%), 46% (all confirmed) in patients with PD-L1-low tumors (TAP <5%) and 59% (cORR of 56%) for patients overall. Further, this dataset showed a six-month landmark progression-free survival ("PFS") of 93% for patients with PD-L1-high tumors (TAP ≥5%), 68% for patients with PD-L1-low tumors (TAP <5%) and 77% for patients overall.
Anti-PD-1 Program
We have in-licensed zimberelimab, a fully human IgG4 antibody, from WuXi Biologics Ireland Limited ("WuXi Biologics"). We are currently evaluating zimberelimab with various intra-portfolio combination partners in nearly all our ongoing clinical studies. Zimberelimab has been approved in China for classical Hodgkin’s Lymphoma, based on data generated independently by Guangzhou Gloria Biosciences, Co. ("Gloria Biosciences"), which owns the commercial rights to zimberelimab in China. To date, zimberelimab has been evaluated by us and Gloria Biosciences, either alone or in combination with other agents, in nearly 1,000 patients.
HIF-2α Program
HIF-2α is a protein that is involved in sensing oxygen availability in multiple organs. In certain tumors, particularly clear cell RCC ("ccRCC"), HIF-2⍺ activity is highly dysregulated as a result of genetic abnormalities. This creates a situation of pseudohypoxia and the abnormal increase in HIF-2⍺-mediated expression of a wide array of proteins involved in cancer cell proliferation, survival, treatment resistance and angiogenesis.
Casdatifan (formerly referred to as AB521) is our oral, small-molecule inhibitor of HIF-2α and is our first investigational product against a cancer cell-intrinsic target to enter clinical development. We believe that casdatifan could have activity in multiple tumor types, particularly when combined with our investigational products targeting the adenosine pathway. We are currently evaluating casdatifan in the following studies and have begun preparations for a Phase 3 study to evaluate casdatifan in kidney cancer:
•ARC-20 is a Phase 1 clinical trial in second-line renal cell carcinoma evaluating casdatifan as a monotherapy.
•STELLAR-009 is a Phase 1b/2 trial evaluating zanzalintinib, Exelixis, Inc.'s ("Exelixis") next-generation tyrosine kinase inhibitor ("TKI"), in combination with casdatifan, in patients with ccRCC.

Adenosine Pathway Programs
Under conditions of cellular damage or cell death, such as in response to certain chemotherapies, large amounts of adenosine triphosphate ("ATP") are released into the extracellular environment, where it is converted into adenosine monophosphate by the enzyme CD39 and then into adenosine by the enzyme CD73. The generation of large amounts of extracellular adenosine results in an immunosuppressive response that counteracts some of the potentially beneficial effects of chemotherapy. Two receptors important in mediating the effect of adenosine are A2a, which is expressed on T and NK cells, and A2b, which is co-expressed with A2a on myeloid cells. We currently have three clinical programs targeting the adenosine pathway.
CD73 Program
Quemliclustat is a small molecule inhibitor that targets the CD73 enzyme in the ATP-adenosine pathway. The CD73 enzyme plays a critical role in the last step in the conversion of extracellular ATP into adenosine. We believe targeting CD73 could be a highly effective approach to inhibiting adenosine-mediated immune suppression by suppressing adenosine generation.
We believe quemliclustat was the first small-molecule CD73 inhibitor to enter clinical development. While there are several anti-CD73 antibodies in development, we believe that a small-molecule approach to CD73 inhibition could offer several advantages, including more complete inhibition of CD73 enzymatic activity, deeper tumor penetration, and potential for both intravenous and oral delivery.
In addition to the EDGE-Lung and EDGE-Gastric studies described above, we are evaluating quemliclustat in our ARC-8 study. ARC-8 is a Phase 1/1b study in metastatic pancreatic cancer evaluating quemliclustat with gemcitabine and nab-paclitaxel (the standard-of-care chemotherapies used for advanced pancreatic cancer) with or without zimberelimab. In January 2024, we announced topline data from an interim analysis of our ARC-8 study. In the announcement we disclosed that, as of June 19, 2023 (the data cutoff for the analysis), the median overall survival was 15.7 months for all patients treated with 100 mg quemliclustat-based regimens. Further, we announced that, in a post-hoc analysis of the data, patients treated with quemliclustat-based regimens showed a 37% reduction in risk of death and a 5.9-month improvement in median overall survival when compared to a Synthetic Control Arm of patients treated with chemotherapy alone.
We have also begun preparations for a Phase 3 study to evaluate quemliclustat with gemcitabine and nab-paclitaxel versus gemcitabine and nab-paclitaxel in metastatic pancreatic cancer. The Phase 3 study will be funded and operationalized by us.
Adenosine Receptor Antagonist Program
Etrumadenant is an orally bioavailable small molecule. Unlike most other clinical-stage adenosine receptor antagonists, which only target one of the two receptors, etrumadenant is a highly potent and reversible antagonist of the adenosine A2a and A2b receptors. We believe that activation of the adenosine A2a receptors on T cells, NK cells and myeloid cells mediates a significant portion of the immunosuppressive effects of adenosine; further, because binding of adenosine to A2b receptors on myeloid cells also contributes significantly to intra-tumoral immune suppression, we believe that activating these A2b receptors will further mitigate adenosine’s immunosuppressive effects; consequently, etrumadenant could prove to have more robust anti-tumor effects and activity in a broader range of tumor types than other adenosine A2a or A2b antagonists in clinical development.
Our studies evaluating etrumadenant are designed to support the potential of etrumadenant in multiple indications that represent substantial market opportunities with significant unmet need. In addition to the ARC-7 and VELOCITY-Lung studies described above, we are evaluating etrumadenant in our ARC-9 study. ARC-9 is a Phase 2 study evaluating etrumadenant with zimberelimab and FOLFOX, and with and without bevacizumab vs. FOLFOX with and without bevacizumab or regorafenib in second- and third-line metastatic colorectal cancer.
CD39 Program
CD39 is a key enzyme in the adenosine pathway and facilitates the removal of ATP from the tumor microenvironment and its conversion into adenosine. AB598 is our anti-CD39 antibody. By targeting the CD39 enzyme, we hope to increase ATP in the tumor environment which could, in turn, lead to an enhanced adaptive (T cell) immune response against tumors. We are evaluating AB598 in our ARC-25 study. ARC-25 is a Phase 1/1b study evaluating AB598 with and without zimberelimab and chemotherapy in lung and gastric cancers.

AXL Program
The AXL receptor tyrosine kinase ("AXL") is a transmembrane protein overexpressed in a variety of cancers and certain immune cells. AXL signaling has been implicated in creating an immunosuppressive tumor microenvironment, promoting resistance to chemotherapy and immunotherapy drugs, and is associated with poor prognosis in a variety of cancers. AB801 is our AXL inhibitor and is being evaluated in a healthy volunteers study and our ARC-27 study. ARC-27 is a Phase 1b study evaluating AB801 with and without chemotherapy and zimberelimab in NSCLC.
Our Early-Stage Drug Discovery Programs
We have active early-stage discovery efforts focused on the creation of additional development candidates aimed at regulating various aspects of the anti-tumor immune response as well as other cancer-intrinsic pathways which we believe play an important role in many human cancers. Recent clinical programs that resulted from our discovery programs include AB598 and AB801. We are currently pursuing several small molecules aimed at modulating key biological pathways in various types of cancer that are responsible for the abnormal growth and resistance to current therapies.
We also have several active early-stage discovery efforts focused on the discovery of molecules that regulate excessive immune activity in the context of various types of inflammation and auto-immune diseases.
Commercialization Plans
Subject to timely exercise of Gilead's and Taiho Pharmaceutical Co., Ltd's ("Taiho") respective option rights discussed below, the Gilead Collaboration Agreement provides us with a potential commercialization partner for the U.S. and the rest of the world excluding Japan and certain other Asian countries, and the Option and License Agreement that we entered into with Taiho (the "Taiho Agreement") provides us with a potential commercialization partner for Japan and certain other Asian countries. Under our Gilead Collaboration Agreement, we retain co-promotion rights for the U.S. Therefore, we intend to build the necessary infrastructure and sales, marketing and commercial capabilities to co-promote our products, if approved, for the United States. Clinical data, the size of the addressable patient population, and the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans.
Licenses and Collaborations
Gilead Collaboration
Clinical Programs
Under the Gilead Collaboration Agreement, Gilead obtained an exclusive license to our anti-PD-1 program (including zimberelimab) and time-limited exclusive options to (i) all clinical programs existing at the time of entering into the Gilead Collaboration Agreement and (ii) any programs that enter clinical development during the 10-year collaboration term. Gilead's continued option rights are contingent upon Gilead making $100 million continuation payments on each anniversary of the agreement in 2024, 2026 and 2028. In January 2024, pursuant to an amendment to the Gilead Collaboration Agreement, Gilead agreed to make the 2024 continuation payment.
Gilead's options expire, on a program-by-program basis, after a prescribed period, following the achievement of a clinical development milestone in such program and our delivery to Gilead of the requisite data package. To date, Gilead has exercised its option to our anti-TIGIT program (including domvanalimab), adenosine receptor antagonist program (including etrumadenant) and CD73 program (including quemliclustat). Gilead may exercise its option to additional programs at any time prior to the expiration of the option and upon payment of an option fee of $150 million per program.
For each program that Gilead has exercised its option, the two companies will co-develop and equally share global development costs for such optioned program, subject to opt-outs applicable to certain programs, expense caps on our spending, true-up adjustments, our right to conduct certain independent activities and certain other exceptions. Under this arrangement, Gilead shares the global development costs for all of our clinical trials within an optioned program other than PACIFIC-8 (which are shared with AstraZeneca).
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

Preclinical Programs
Under the Gilead Collaboration Agreement, Gilead has also received options to two oncology research programs (the "Oncology Research Programs") and up to four jointly selected research programs that target inflammatory diseases (the "Inflammation Research Programs"). We will lead discovery and early development activities for all Oncology Research Programs and Inflammation Research Programs.
With respect to the Oncology Research Programs, Gilead has the right to exercise its option, on a program-by-program basis, upon our completion of certain IND-enabling activities for an option payment of $60 million. If the option is exercised by Gilead at this stage, the collaboration terms for optioned programs will be applicable to each research program except, with respect to commercialization outside of the U.S., Gilead would pay us tiered royalties as a percentage of revenues ranging from high single digits to low double digits. If Gilead declines to exercise its option at this stage, Gilead maintains an option, on a program-by-program basis, which must be exercised prior to the expiration of a prescribed period following the achievement of a clinical development milestone in such program and our delivery to Gilead of the requisite data package. If the option is exercised by Gilead at this later clinical stage for an option payment of $150 million, the collaboration terms for optioned programs will be applicable to the joint development program including that, with respect to commercialization outside of the U.S., Gilead would pay us tiered royalties as a percentage of revenues ranging from the high-teens to the low twenties.
With respect to the Inflammation Research Programs, we have received an aggregate of $35 million for the two Inflammation Research Programs that have been jointly selected and will receive an upfront payment of $17.5 million for any additional Inflammation Research Program selected prior to May 12, 2024. For Inflammation Research Programs, Gilead will have an option to license each program at two separate, prespecified time points. For the first two Inflammation Research Programs, Gilead has the right to exercise its option, on a program-by-program basis, either (i) upon our completion of certain IND-enabling activities for an option payment of $45 million or (ii) following the achievement of a clinical development milestone for an option payment of $150 million. If Gilead exercises its option at the earlier time point for the first two programs, we would be eligible to receive up to $375 million in regulatory and commercial milestone payments as well as tiered royalties for each optioned program. For any other Inflammation Research Program option exercised by Gilead, the parties would have rights to co-develop and share global development costs and to co-commercialize and share profits in the U.S. for that program.
Common Stock Purchase Agreement and Investor Rights Agreement
In connection with our entry into the Gilead Collaboration Agreement, we and Gilead entered into a Common Stock Purchase Agreement (as amended, the "Stock Purchase Agreement") and Investor Rights Agreement (as amended, the "Investor Rights Agreement"). We refer to the Gilead Collaboration Agreement, Stock Purchase Agreement and Investor Rights Agreement as the "Gilead Agreements". Under the Stock Purchase Agreement, Gilead has the right, at its option, to purchase additional shares from us, up to a maximum ownership of 35% of our then-outstanding voting common stock, from time to time until July 2025, at a purchase price per share equal to the greater of a 20% premium to market (based on a trailing five-day average closing price) at the time Gilead exercises such option, and the $33.54 initial purchase price per share. The Investor Rights Agreement provides Gilead with registration rights, pro rata participation rights in certain future financings and the right to designate three individuals, which they have exercised, to be appointed to our board of directors.
Taiho License
In 2017, we entered into the Taiho Agreement pursuant to which Taiho obtained an exclusive option to in-license development and commercialization rights to programs during a five-year term for which IND-enabling studies had begun. These rights are geographically limited to Japan and certain other Asian countries (excluding China) (the "Taiho Territory"). To date, Taiho has exercised its option to (i) etrumadenant (the adenosine receptor antagonist program); (ii) zimberelimab (the anti PD-1 program); and (iii) domvanalimab (the "anti-TIGIT program"). While the five-year term expired in September 2022, Taiho retains option rights to our CD73 program, HIF-2α program and CD39 program. Taiho’s options to these programs expire, on a program-by-program basis, after a prescribed period following the achievement of a clinical development milestone in such program and our delivery to Taiho of the requisite data package.

For each Taiho optioned program, Taiho is obligated to pay to us (i) an option exercise payment for each program that is between $3 million to $15 million, (ii) clinical, regulatory and commercialization milestones of up to $275 million and (iii) royalties on net sales in Taiho’s territories ranging from high single digits to mid-teens. Royalties will be payable on a licensed product-by-licensed product and country-by-country basis during the period of time commencing on the first commercial sale of a licensed product in a country and ending upon the later of: (a) ten (10) years from the date of first commercial sale of such licensed product in such country; and (b) expiration of the last-to-expire valid claim of our patents covering the manufacture, use or sale or exploitation of such licensed product in such country. Taiho is also responsible for the development and commercialization of licensed products in the Taiho Territory. During the fourth quarter 2022, Taiho opted to participate in two Phase 3 trials of domvanalimab combinations, STAR-121 and STAR-221, and is obligated to make certain milestone payments contingent upon successfully satisfying the related clinical milestones. During the year ended December 31, 2023, the clinical milestones for domvanalimab and zimberelimab for the STAR-221 study were met and Taiho became obligated to pay us $28 million and in early 2024 the clinical milestones for domvanalimab and zimberelimab for the STAR-121 study were met and Taiho became obligated to pay us an additional $26 million.
WuXi Biologics License - anti-PD-1
Our PD-1 license agreement (the "WuXi PD-1 Agreement") with WuXi Biologics, which we entered into in 2017 as subsequently amended, provides us with an exclusive license to (i) develop, use and manufacture products that include an anti-PD-1 antibody, including zimberelimab, throughout the world and (ii) commercialize any such products, throughout the world except in Greater China. Pursuant to the terms of the WuXi PD-1 Agreement, we may incur future clinical and regulatory milestone payments, commercialization milestone payments up to $375 million, and royalty payments that range from high single-digits to low teens of net sales beginning on the first commercial sale and ending on the later of (i) ten (10) years following such first commercial sale and (ii) the expiry of all patents that may subsequently be issued or granted that cover the product in such country, hereafter referred to as the royalty term.
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
Abmuno License
In 2016, we entered into a license agreement (the "Abmuno Agreement") with Abmuno Therapeutics LLC ("Abmuno") for a worldwide exclusive license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. Under the agreement, we may be required to make additional clinical, regulatory and commercialization milestone payments of up to $88 million.
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
Our Strategy
Our overarching vision is to create a broad portfolio of best-in-class therapies and develop combinations that bring transformative clinical benefits over current treatment options. Our clinical development approach aims to generate meaningful data in the most efficient manner possible in order to rapidly advance our investigational products through clinical trials. Some of the key elements of our strategy include:
•Building a differentiated portfolio by focusing on intra-portfolio combinations. We are building a diverse portfolio of small-molecule investigational products that target different immune mechanisms, as well as cell-intrinsic pathways important for cancer growth and metastasis. In addition to small molecules, we are also developing antibody investigational products that target what we believe are some of the most important immune checkpoint receptors, including PD-1 and TIGIT, that we expect to be critical components of our intra-portfolio combinations. By combining these antibody candidates with our internally discovered small-molecule investigational products, we believe we can create highly differentiated combination products.

•Designing our clinical trials to advance our compounds as quickly and efficiently as possible. Our goal is to identify the best combinations and settings and to rapidly generate randomized proof-of-concept data for our investigational products early in their development. We leverage platform trial designs, such as our ARC-9 and EDGE-Lung studies, which allow us to evaluate multiple combinations and settings for a single tumor type in one clinical trial and compare those combinations against combinations that include the standard-of-care.
•Pursuing combinations and indications based on strong biological rationales. In selecting indications to pursue, we are focusing on those that are most dependent on the pathways targeted by our agents. We are also focusing on patient populations and settings in which we believe there is still considerable unmet need. As an example, several oncology indications, such as pancreatic cancer and colorectal cancer, have a high percentage of cases that are driven by certain oncogenic mutations (e.g., KRAS mutations) which are associated with poor responses to current available therapies and poor overall survival, and are associated with high expression levels of CD73.
•Maximizing the value of our portfolio through strategic collaborations and research and development arrangements. We seek to establish collaborative relationships that will provide us with access to capital, opportunities and/or expertise. For example, our collaboration with Gilead has provided us with nearly $1.7 billion in funding, through both non-dilutive payments and equity investments. For each program that Gilead exercises its option to, we have received, or will receive, a substantial option payment and, subject to certain exceptions, Gilead will share 50% of the global costs for our activities within our joint development plan for that program, while preserving for us the option to co-promote our investigational products in the U.S., should they be approved. See “—Licenses and Collaborations—Gilead Collaboration” above for more information about Gilead’s cost sharing obligations. In 2017, we entered into the Taiho Agreement to secure a development and, if approved, commercialization partner for the Taiho Territory. We intend to continue to establish strategic collaborations so that we can bring our investigational products to the broadest patient population possible.
Manufacturing and Supply
We do not own or operate, and currently have no plans to establish, any manufacturing or storage facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our investigational products for preclinical and clinical testing. If any of our optioned investigational products obtain marketing approval, we expect to continue to use third party manufacturers along with Gilead’s internal manufacturing infrastructure, as appropriate, to deliver commercial supply. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational products, as well as for our commercial products if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our investigational products.
To date, we have obtained active pharmaceutical ingredients ("API") and drug product for our investigational products from single-source third party contract manufacturers. We are in the process of developing our supply chain for each of our investigational products and intend to put in place framework agreements under which third-party contract manufacturers will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs. With respect to zimberelimab, we agreed, as part of the WuXi PD-1 Agreement, that WuXi Biologics would be our exclusive manufacturer of zimberelimab drug substance with respect to clinical and commercial supplies until a certain number of years after marketing approval for zimberelimab, subject to certain exceptions.
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
We will compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immuno-oncology treatments. There are many other companies that have commercialized and/or are developing immuno-oncology treatments for cancer including large pharmaceutical and biotechnology companies, such as AstraZeneca plc ("AstraZeneca"), BeiGene, Ltd. ("BeiGene"), The Bristol-Myer Squibb Company ("Bristol-Myers Squibb"), GlaxoSmithKline plc ("GSK"), Merck & Co., Inc. ("Merck"), Novartis Inc. ("Novartis"), Pfizer Inc. ("Pfizer"), Regeneron Pharmaceuticals, Inc. ("Regeneron") in partnership with Sanofi Pasteur, Inc. ("Sanofi"), and Roche Holdings AG through its subsidiary Genentech ("Roche/Genentech").
For our anti-TIGIT antibody, domvanalimab, we are aware of several pharmaceutical companies developing antibodies against this target, including AstraZeneca, BeiGene, iTeos Therapeutics, Inc. ("iTeos") in partnership with GSK, Merck and Roche/Genentech. To our knowledge, there are no approved anti-TIGIT antibodies and the most advanced agents are in Phase 3 development.
For our dual adenosine receptor antagonist, etrumadenant, we are aware that Merck (through Merck KGaA) has initiated clinical development of dual adenosine receptor antagonists. We are aware of clinical-stage selective adenosine A2a receptor antagonists being developed by other companies, including AstraZeneca, iTeos, and Portage Biotech Inc. ("Portage"). Clinical-stage selective adenosine A2b receptor antagonists are also being developed by companies such as Palobiofarma S.L. and Portage. To our knowledge, there are no adenosine receptor antagonists approved for the treatment of cancer and the most advanced is in Phase 2 development.
For our small molecule CD73 inhibitor, quemliclustat, we are aware of several pharmaceutical companies developing antibodies against this target, including AstraZeneca, Bristol-Myers Squibb, I-MAB Biopharma (Shanghai) Co., Ltd., Incyte Corporation, Innate Pharma S.A., Innovent Biologics, Inc. and Novartis, all of which have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies have small-molecule programs against this target, of which we believe only Antengene Corporation Limited and ORIC Pharmaceuticals Inc. are in clinical development. To our knowledge, there are no approved CD73 molecules and the most advanced is in Phase 3 development.
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
For our HIF-2α inhibitor, casdatifan, Merck received approval for belzutifan in Von Hippel-Lindau disease in 2021, advanced renal cell carcinoma in 2023 and has a number of clinical studies assessing its activity in cancer settings. Other pharmaceutical companies, including Novartis and NiKang Therapeutics, Inc. have small-molecule HIF-2α inhibitors in development. Arrowhead Pharmaceuticals Inc. has an RNA-based anti-HIF-2α agent in Phase 2 development.
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
We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we or our collaborators may develop. Our competitors also may obtain U.S. Food and Drug Administration (the "FDA") or foreign regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our investigational products, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics (if required), the level of biosimilar or generic competition and the availability of reimbursement from government and other third-party payors.

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
As of February 1, 2024, our patent estate includes over 600 pending or issued patents worldwide, including 21 issued U.S. patents directed to compositions of matter, pharmaceutical compositions and methods of use for our investigational products and research programs. The term of any patents that issue will vary in accordance with the laws of each jurisdiction, but is typically 20 years from the earliest effective filing date. Our issued patents and any patents that may issue in the future from our company-owned or licensed pending applications are projected to expire between 2036 and 2043, absent any patent term adjustments or extensions.
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
Because of the extensive time required for development, testing and regulatory review of an investigational product, it is possible that, before a product can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides. In the United States, the term of a patent covering an FDA approved product may, in certain cases, be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved product. While we intend to seek patent term extensions in any jurisdictions where they are available, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.
Government Regulation
Government Regulation and Product Approval
Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union (the "EU"), extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of therapeutic products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

FDA Approval Process
In the United States, the FDA regulates drugs and biological products under the Federal Food, Drug, and Cosmetic Act (the "FDCA"), the Public Health Service Act (the "PHSA"), and implementing regulations. These laws and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of therapeutic products. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending regulatory applications, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
The process required by the FDA before a drug or biological product may be marketed in the United States generally includes the following:
•Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices ("GLP") or other applicable regulations;
•Submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before human clinical trials may begin in the United States;
•Performance of adequate and well-controlled human clinical trials according to Good Clinical Practices ("GCP"), to establish the safety and efficacy of the investigational product for its intended use;
•Submissions to the FDA of a New Drug Application ("NDA") or Biologic License Application ("BLA") for a new product.
•Satisfactory completion of an FDA inspection of the facility or facilities where the investigational product is manufactured to assess compliance with the FDA’s current Good Manufacturing Practices ("cGMP"), to assure that the facilities, methods and controls are adequate to preserve the investigational product’s identity, strength, quality, purity, and potency;
•Potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the NDA/BLA; and
•FDA review and approval of the NDA/BLA.
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

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. The trial protocol and informed consent information for subjects in clinical trials must also be submitted to an institutional review board ("IRB") for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. The study sponsor may also suspend a clinical trial at any time on various grounds, including a determination that the subjects are being exposed to an unacceptable health risk.
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
Even if an investigational product receives regulatory approval, the approval may be significantly limited to specific indications and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk evaluation and mitigation strategy ("REMS"), or otherwise limit the scope of any approval. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use ("ETASU"). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the product. In addition, the FDA may require post marketing clinical trials, sometimes referred to as “Phase 4” clinical trials, designed to further assess a product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.
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
•the investigator’s qualifications;
•a description of the research facilities;
•a detailed summary of the protocol and trial results and, if requested, case records or additional background data;
•a description of the drug substance and drug product, including the components, formulation, specifications, and, if available, the bioavailability of the investigational product;
•information showing that the trial is adequate and well controlled;
•the name and address of the independent ethics committee that reviewed the trial and a statement that the independent ethics committee meets the required definition;
•a summary of the independent ethics committee’s decision to approve or modify and approve the trial, or to provide a favorable opinion;
•a description of how informed consent was obtained;
•a description of what incentives, if any, were provided to subjects to participate;
•a description of how the sponsor monitored the trial and ensured that the trial was consistent with the protocol;

•a description of how investigators were trained to comply with GCP and to conduct the trial in accordance with the trial protocol; and
•a statement on whether written commitments by investigators to comply with GCP and the protocol were obtained.
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
Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track designated investigational product and expedite review of the application for an investigational product designated for priority review. Accelerated approval provides for an earlier approval for a new investigational product that meets the following criteria: is intended to treat a serious or life-threatening disease or condition, generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality ("IMM") that is reasonably likely to predict an effect on IMM or other clinical benefit. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA may require that a sponsor of an investigational product receiving accelerated approval perform post-marketing clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint, and the product may be subject to accelerated withdrawal procedures.
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
For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the U.S. Patent and Trademark Office (the "USPTO") must determine that approval of the investigational product covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for an investigational product for which an NDA or BLA has not been submitted.
Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. An investigational product is a new chemical entity if the FDA has not previously approved any other new investigational product containing the same active moiety, which is the molecule or ion responsible for the action of the investigational product substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application ("ANDA") or a 505(b)(2) NDA submitted by another company for another version of such investigational product where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing investigational product. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for investigational products containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Biosimilars
The Biologics Price Competition and Innovation Act of 2009 (the "BPCIA") created an abbreviated approval pathway for biological investigational products shown to be highly similar to or interchangeable with an FDA licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological investigational product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of Health and Human Services waives a required element. A biosimilar investigational product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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
Post-approval Requirements
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may under some circumstances require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA under some circumstances has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Any product manufactured or distributed by us or our collaborators pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:
•record-keeping requirements;
•reporting of adverse experiences associated with the product;
•providing the FDA with updated safety and efficacy information;
•therapeutic sampling and distribution requirements;
•notifying the FDA and gaining its approval of specified manufacturing or labeling changes;
•registration and listing requirements; and
•complying with FDA promotion and advertising requirements, which include, among other things, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved labeling, limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet.
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
FDA Regulation of Companion Diagnostics
If use of an in vitro diagnostic is essential to safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic and regulated by FDA as a medical device, at the same time that the FDA approves the investigational product. The review of an in vitro companion diagnostic in conjunction with the review of an investigational product involves coordination of review between internal organizations within FDA. Most companion diagnostics require approval of a Premarket Approval Application ("PMA"). The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMAs are subject to a substantial application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation (the "QSR") which imposes elaborate testing, control, documentation and other quality assurance requirements.

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
Other U.S. Healthcare Laws and Compliance Requirements
In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services (the "CMS") other divisions of the U.S. Department of Health and Human Services ("HHS"), such as the Office of Inspector General and the Health Resources and Service Administration, the U.S. Department of Justice (the "DOJ") and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act ("HIPAA") and similar state laws, each as amended, as applicable.
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
Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the "ACA"), to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (the "FCA") (discussed below).

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
We may be subject to health data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH") and its implementing regulations, imposes requirements on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.
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
In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as Average Sales Price ("ASP") and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to our products in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.

Additionally, the federal Physician Payments Sunshine Act (the "Sunshine Act") within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to report accurately could result in penalties. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.
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
Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which therapeutics they will pay for and establish reimbursement levels. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a therapeutic is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.

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
Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular investigational product to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.
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
Healthcare Reform
In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of investigational products, restrict or regulate post-approval activities, and affect the ability to profitably sell investigational products for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, the ACA has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the ACA provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (iii) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (iv) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price ("AMP"); (v) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vi) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (vii) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.
There have been legal and political challenges to certain aspects of the ACA. For example, in December 2017, Congress repealed the tax penalty for an individual’s failure to maintain ACA-mandated health insurance that is commonly referred to as the “individual mandate” as part of a tax reform bill. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Further, there have been a number of health reform measures by the Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA"), into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.
Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, due to subsequent legislation, including the Infrastructure Investment and Jobs Act, will stay in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently, subject to legal challenges. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare and Medicaid Services Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. On December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures.
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
The Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act (the "FCPA"), prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.
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

Europe and United Kingdom
Similar to the United States and Australia, the conduct of clinical trials in the EU are subject to regulatory controls. Under the current EU Clinical Trials Directive 2001/20/EC (the "Directive"), before a clinical trial can be initiated in the EU, it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the national Competent Authority and one or more Ethics Committees. In 2014, the EU adopted a new Clinical Trials Regulation 536/2014 (the "Regulation") to replace the Directive, which Regulation came into force on January 31, 2022 with a one-year transition period for new studies and a three-year transition period for ongoing studies. The Regulation aims to simplify and streamline the approval of clinical trials in the EU. For example, the sponsor shall submit a single application for approval of a clinical trial via the EU portal. As part of the application process, the sponsor shall propose a reporting member state, who will coordinate the validation and evaluation of the application. The reporting member state shall consult and coordinate with the other concerned member states. If an application is rejected, it can be amended and resubmitted through the EU portal. If an approval is issued, the sponsor can start the clinical trial in all concerned member states. However, a concerned member state can in limited circumstances declare an “opt-out” from an approval. In such a case, the clinical trial cannot be conducted in that member state. The Regulation also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU database.
Commercialization of our investigational products may only occur in the EU following approval of a marketing application, which can be obtained through either a centralized or a decentralized procedure:
•Under the centralized procedure, a marketing application is submitted to the European Medicines Agency (the "EMA"), where it will be evaluated by the Committee for Medicinal Products for Human Use. If this committee delivers a favorable opinion, this typically results in the grant by the European Commission of a single marketing authorization that is valid for all EU member states. The centralized procedure is mandatory for certain types of drugs, such as biotechnology medicinal drugs, orphan medicinal drugs, and medicinal drugs containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and viral diseases. The centralized procedure is optional for drugs containing a new active substance not yet authorized in the European Economic Area (the "EEA"), or for drugs that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
•Under the decentralized procedure, an identical dossier is submitted to the competent authorities of each of the member states in which a marketing authorization is sought, one of which is selected by the applicant as the Reference Member State (the "RMS"). The competent authority of the RMS prepares a draft assessment report, a draft summary of the drug characteristics ("SPC") and a draft of the labeling and package leaflet, which are sent to the other member states (the "Member States Concerned") for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the drug is subsequently granted a national marketing authorization in all the member states (i.e., in the RMS and the Member States Concerned).
We will be subject to additional regulations with respect to any activities we conduct in the EU and the UK. For example, the EU General Data Protection Regulation (the "EU GDPR") and the United Kingdom’s General Data Protection Regulation (the "UK GDPR" and, together with the EU GDPR, the "GDPR") applies to health-related and other personal data of individuals in the EU and UK, respectively. The GPDR imposes more stringent operational requirements on processors and controllers of personal data, including, for example, expanded disclosures about how personal data is collected, used and shared, limitations on retention of personal data, more stringent requirements pertaining to genetic, biometric and health data, mandatory data breach notification requirements, and higher standards for controllers to demonstrate valid consent for certain data processing activities. The GDPR further provides that EU member states may implement their own additional laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences in the GDPR’s implementation among member states. The GDPR increases our responsibility and liability in relation to personal data that we process, and we must put in place additional mechanisms to ensure compliance with GDPR.

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
As of December 31, 2023, our company turnover rate is lower than the industry average. While the competition for talent remains strong as the number of biotechnology and pharmaceutical companies headquartered in the San Francisco Bay Area increases, we believe we can attract and retain the talent we need to be successful. As of December 31, 2023, we had 577 full-time employees, approximately 35% of whom hold Ph.D., M.D., R.N., or similar degrees and certifications. Of our employees, approximately 82% were engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
We are an equal opportunity employer. As of December 31, 2023, among our employees, 56% were female and, among our leadership (which we define as employees at the vice president level and above), approximately 36% were female. As of December 31, 2023, 58% of our employees and 48% of our leadership identify as being from diverse racial and ethnic groups. On our board of directors, four of our eleven directors self-identify as female and two self-identify as being from a diverse racial or ethnic group.
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
Corporate Information
We were incorporated under the laws of the State of Delaware in April 2015. Our principal executive offices are located at 3928 Point Eden Way, Hayward, CA 94545, and our telephone number is (510) 694-6200. Our website address is www.arcusbio.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report.
We operate and manage our business as one reportable and operating segment. See Note 1, Organization, liquidity and capital resources, in Part II, Item 8 for additional information.
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the Securities and Exchange Commission ("SEC"). Our filings with the SEC are available free of charge on the SEC’s website at www.sec.gov and on our website under the “Investors” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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
We are a pre-commercial immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale nor have we ever generated any revenue from product sales. Our revenues to date have been primarily from upfront and milestone payments, research and development support and clinical materials reimbursement from our strategic partners. For the years ended December 31, 2023 and 2022 we had net losses of $307 million and $267 million, respectively. As of December 31, 2023, we had an accumulated deficit of $849 million. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. While we may receive income from year to year under the Gilead Agreement and Taiho Agreement, we generally expect to incur substantial and increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
We may need to obtain additional funding. If we do not receive, or are unable to raise additional capital when needed, we may be forced to restrict our operations or delay, reduce or eliminate our product development programs.
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
As of December 31, 2023, we had $866 million of cash, cash equivalents and marketable securities. Together with the $320 million we received from Gilead for their equity investment on January 29, 2024, our cash, cash equivalents and marketable securities were $1.2 billion, which we believe will be sufficient to fund our anticipated level of operations into 2027. We cannot guarantee that we will be able to obtain additional capital in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our research and development programs or future commercialization efforts. In addition, if we are able to raise additional capital, raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our intellectual property or investigational products. Our future capital requirements will depend on many factors related to the cost and timing of developing our investigational products, including:
•the number, scope, rate of progress and costs of clinical programs and investigational products as well as drug discovery, preclinical development activities, and laboratory testing;

•the scope of any cost sharing arrangements with our strategic partners;
•the timing and amount of milestone payments and option fees we receive under the Gilead Collaboration Agreement and Taiho Agreement;
•the cost, timing and outcome of regulatory review of our investigational products; and the cost associated with commercializing our investigational products, if they receive marketing approval.
Risks Related to the Discovery and Development of our Investigational Products
If we are unable to obtain regulatory approval for our investigational products, or experience significant delays in doing so, our business will be materially harmed.
We have no products approved for sale and our investigational products must be approved by the FDA in the United States and similar regulatory authorities outside the United States, such as the EMA, prior to commercialization. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the investigational product’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities, among other requirements. Our investigational products may not be effective, may be only moderately effective, may not have an acceptable durability of response, may not have an acceptable risk-benefit profile or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval or limit their commercial use. Our investigational products may not be approved even if they achieve their primary endpoints in any Phase 3 clinical trials or registrational trials we or our collaborators conduct.
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
Clinical drug development is a lengthy, expensive and uncertain process. If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our investigational products, if approved, may be delayed and the credibility of our management team may be adversely affected and, as a result, our stock price may decline.
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
Further, from time to time, we may provide guidance regarding the expected timing or costs of various scientific, clinical, regulatory and other product development goals; including goals regarding the commencement or completion of, or the availability of data from, scientific studies and clinical trials and the submission of regulatory filings. Any such guidance will be based on a variety of assumptions. The actual timing or cost of these goals can vary dramatically compared to our guidance, in some cases for reasons beyond our control. If we do not meet such guidance the commercialization of our products may be delayed and the credibility of our management team may be adversely affected and, as a result, our stock price may decline.
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
We may encounter delays in enrolling, or be unable to enroll and maintain, a sufficient number of subjects to complete any of our clinical trials. Patient enrollment and retention in clinical trials is a significant factor in the timing and cost of clinical trials and depends on many factors, including the size of the patient population required for analysis of the trial’s primary endpoints, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the investigational product (including data that we report in our other clinical trials using the same investigational products) or with respect to other investigational products with the same mechanism of action as our investigational products, the number and nature of competing products or investigational products and ongoing clinical trials of competing investigational products for the same indication, the proximity of subjects to clinical trial sites, the eligibility criteria for the clinical trial and our ability to obtain and maintain subject consents.
For example, enrollment of oncology subjects in our clinical trials evaluating zimberelimab may be hampered by nivolumab from Bristol-Myers Squibb and pembrolizumab from Merck, both of which are approved and on the market. Subjects may opt to be treated with an approved product rather than our anti-PD-1 antibody investigational product. In addition, Roche/Genentech, Merck and BeiGene have initiated numerous Phase 3 trials with their respective anti-TIGIT antibodies, which could reduce the number of clinical sites and subjects available for our registrational program for domvanalimab (our anti-TIGIT antibody), including STAR-121 and STAR-221, Phase 3 trials in lung cancer and in upper gastrointestinal tract cancer, respectively.
Geopolitical instability and public health outbreaks may also have an adverse impact on our clinical trial operations. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our investigational products. Failures in planned subject enrollment or retention may result in increased costs or program delays and could render further development impossible.
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
As we continue to develop our investigational products and initiate clinical trials of additional investigational products, serious adverse events, undesirable side effects or unexpected characteristics may emerge causing us to abandon these investigational products or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our investigational products initially show promise in early clinical trials, the side effects of drugs are frequently only detectable after they are tested in large, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the investigational product or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our investigational product, we may be required to develop REMS to mitigate those serious safety risks, which could impose significant distribution and use restrictions on our products and could significantly harm our business, results of operations and prospects
Adverse findings from clinical trials conducted by third parties investigating the same investigational products as us in different territories or different investigational products directed to the same target as one of our programs could adversely affect our development program.
Lack of efficacy, adverse events, undesirable side effects or other adverse findings may emerge in clinical trials conducted by third parties investigating the same investigational products as us in different territories or different investigational products directed to the same target as one of our programs. For example, we and Gloria Biosciences, each licensed our rights to the same anti-PD-1 antibody (which we refer to as zimberelimab) from WuXi Biologics. Gloria Biosciences refers to this antibody as GLS-010 and is conducting clinical trials with GLS-010 in China. We have no control over their clinical trials or development program, and adverse findings from the results or their conduct of clinical trials could adversely affect our development of zimberelimab or even the viability of zimberelimab as an investigational product. We may be required to report Gloria Biosciences' adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of zimberelimab. We may face similar risks from any independent development conducted with our investigational products by Gilead and Taiho, following any exercise of their respective options to our programs.
Further, we have no control over the clinical trials or development programs of third parties developing investigational products directed to the same target as one of our programs. Adverse findings or results from any of their clinical trials could adversely affect the commercial prospects of our investigational products and cause our stock price to fluctuate or decline.
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
Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as a medical device and may require separate regulatory authorization prior to commercialization. Certain clinical trials that we are conducting, such as our STAR-221 trial, use a diagnostic test to measure PD-L1 levels in tumor samples provided by enrolled patients. Our future trials may also use a diagnostic test to help identify eligible patients. In addition, we have significant efforts directed to identifying changes in various cells and proteins to understand their relationship, if any, to the clinical activity observed in our clinical trials and to assess if such cells and/or proteins could be used as predictive biomarkers to select for patients more likely to respond to our investigational products. However, we cannot be certain that we will be able to identify any such biomarkers, that such biomarkers will result in us identifying the appropriate patients for our investigational products or that we or any third-party collaborators will be able to validate any diagnostic tests incorporating any predictive biomarkers we may identify.
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
Our strategy for fully developing and commercializing our investigational products is dependent upon maintaining our current arrangements with Gilead and our other strategic partners. Our ability to leverage these arrangements to produce commercial success will depend, among other things, on our collaborators' cooperation and ability to successfully meet their responsibilities with regards to a clinical program. We cannot predict the success of any collaboration that we enter into. Our partnership with Gilead poses a number of risks that could materially impact our operations and financial condition including, but not limited to, the following:
•conflicts may arise between us and Gilead, such as conflicts regarding the combinations or indications to pursue or concerning the interpretation of clinical data, the commercial potential of any optioned investigational products, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration;
•if our joint development program does not result in the successful development and commercialization of products or if Gilead terminates the collaboration agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration;
•we will be heavily dependent on Gilead for its further development and commercialization of the investigational products from the programs that it opts in to;
•we may not be successful in this collaboration due to various other factors, including our ability to demonstrate proof of concept in one or more clinical studies so that Gilead will exercise its option to these programs;
•we have appointed three individuals that were designated by Gilead to our board of directors pursuant to the terms of the Investor Rights Agreement, and Gilead owns approximately 33.1% of our outstanding common stock and has the right (but not the obligation) to acquire additional shares from us up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock and, as a result, may be able to exert significant influence over our company;
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
Given the breadth of the collaboration with Gilead, our ability to form new collaborations in the future will be limited. If Gilead declines to exercise its option to a program, we may need to enter into new collaborations for such programs with companies that have more resources and experience than us. We may not be successful in these efforts because third parties may not view our investigational products as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of an investigational product, we can expect to relinquish some or all of the control over the future success of that investigational product to the third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.
We rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
We are and expect to remain dependent on third parties, such as Contract Research Organizations ("CROs"), clinical investigators and consultants, to conduct our ongoing clinical trials and any future clinical trials of our investigational products. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs.

There is no guarantee that any CROs, investigators or other third parties that help conduct or participate in our clinical trials will devote adequate time and resources to such trials or perform as contractually required. For example, many of these third parties have and continue to suffer from personnel constraints resulting from COVID-19 and other economic factors which may impact their ability to perform their contractual obligations.
If any of these third parties fails to meet expected deadlines, fails to adhere to our clinical protocols, fails to meet regulatory requirements or guidelines (including any GCP enforced by the FDA or comparable foreign regulatory authorities), or otherwise performs in a substandard manner, our ability to use data generated from our clinical trials may be jeopardized the timelines for our clinical trials may be extended or delayed, or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in our ongoing clinical trials unless we are able to transfer those subjects to another qualified clinical trial site.
In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the utility of certain data from the clinical trial may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA or BLA we submit to the FDA, or equivalent marketing application to other regulatory authorities outside the U.S. Any such delay or rejection could prevent us from commercializing our products.
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
Any supply chain challenges may affect our ability to supply clinical sites with our investigational products and any standard-of-care drugs and comparator agents that we use in our clinical trials. These supply chain challenges can include longer lead times for the manufacturers of our investigational products to obtain raw materials, longer timeframes to procure or lack of supply for standard-of-care drugs or comparator agents used in our clinical trials, and transit delays at each point in the manufacturing, supply or distribution chain. For example, we use various standard-of-care chemotherapies, including 5-flourouracil and oxaliplatin in our STAR-221 clinical trial, and carboplatin in certain of our clinical trials. However, certain of the countries where we conduct these clinical trials are experiencing a shortage in the supply of these chemotherapies. These supply chain challenges may prevent us from enrolling subjects into our clinical trials, may result in increased costs for our clinical trials, and may otherwise delay, prevent or impair our development efforts.
Our manufacturing partners are subject to extensive regulation. In the event any of our manufacturers fail to comply with such regulations or perform its obligations, our business may be adversely affected could negatively and we may need to delay or halt the development of our investigational products.
We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP regulations, including the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. In the event that any of our manufacturers fail to comply with such requirements or fail to perform its obligations to us in relation to quality, timing or otherwise, we may be forced to suspend or terminate our development activities. We currently do not have the capabilities or resources to manufacture our investigational products ourselves and any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our investigational products may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines.

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
The BPCIA created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until twelve years from the date on which the reference product was first licensed. During this twelve-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The law is complex and is still being interpreted and implemented by the FDA. As a result, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, reporting and notification obligations, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. We may need to devote substantial time and attention to ensuring that we are compliant with our obligations under these agreements. If we fail to comply with the obligations under our license agreements or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the investigational product being developed under any such agreement and any other investigational products being developed or tested in combination. Domvanalimab, which we in-licensed from Abmuno Therapeutics, and zimberelimab, which we in-licensed from WuXi Biologics, are being evaluated in combination in our two most advanced Phase 3 studies, STAR-121 and STAR-221. In the event we breach our license agreement with Abmuno Therapeutics and/or WuXi Biologics, and our license agreements are terminated, we would have to cease these development activities, or we would have to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.
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
Obtaining and enforcing patents is expensive and time-consuming and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if we successfully file and prosecute a patent application, we may not be able to maintain and/or enforce the issued patent. We may determine that filing or maintaining such a patent or any action to enforce a patent may be too high or not in the best interest of our company or our stockholders. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.
We also cannot be certain that the claims in our pending patent applications directed to our investigational products and/or technologies will be considered patentable by the USPTO or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our investigational products is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our investigational products. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the United States or foreign countries.
We may become involved in lawsuits alleging that we have infringed the intellectual property rights of third parties or to protect or enforce our patents or other intellectual property, which litigation could be expensive, time consuming and adversely affect our ability to develop or commercialize our investigational products.
The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates. Third parties may assert infringement claims against us based on existing or future intellectual property rights. For example, we are aware of certain patents held by Genentech relating to methods of using an anti-PD-1 or anti-PD-L1 antibody in combination with an anti-TIGIT antibody for the treatment of cancer (the "Genentech Patents"), which expire in 2034, two of which were statutorily disclaimed. These patents are, or have been, the subject of post-grant proceedings at the USPTO and other global patent offices. If the validity of the Genentech Patents are upheld following all challenges, and if we receive regulatory approval for domvanalimab in combination with zimberelimab in a territory with standing intellectual property rights prior to expiration of the Genentech Patents, then we may need to delay commercialization or we may need to obtain a license, which license may not be available on commercially reasonable terms, or at all. If we were sued for patent infringement, we would need to demonstrate that our investigational products, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing investigational product or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing investigational product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our investigational products or force us to cease some of our business operations, which could materially harm our business.
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
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. However, the patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to obtain and enforce patent rights in the future. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries could increase the uncertainties and costs. For example, in September 2011 the Leahy-Smith America Invents Act (the "America Invents Act") was signed into law and included a number of significant changes to U.S. patent law as then existed. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the America Invents Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

Trade secrets and know-how can be difficult to protect. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We and any third parties with which we share facilities enter into written agreements that include confidentiality and intellectual property obligations to protect each party’s property, potential trade secrets, proprietary know-how, and information. We further seek to protect our potential trade secrets, proprietary know-how, and information in part, by entering into non-disclosure and confidentiality agreements with parties who are given access to them, such as our corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. With our consultants, contractors, and outside scientific collaborators, these agreements typically include invention assignment obligations. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed.
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
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information, including but not limited to intellectual property, proprietary business information and personal information (collectively, "Sensitive Information").
We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors and other parties who have access to our sensitive information. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties we rely on experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if these third parties fail to satisfy their privacy- or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such an award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Despite the implementation of security measures, given the size and complexity and the increasing amounts of sensitive information that they maintain, our internal information technology systems and those of our third-party CROs and other third parties upon which we rely are vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyberattacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and other assets), which may compromise our system infrastructure, lead to data leakage, impair key business processes or other critical business operations, delay our development programs, or result in the loss of assets or other liability. Our reliance on internet technology and the number of our employees who are working remotely has increased the opportunities for cybercriminals to exploit vulnerabilities. We cannot assure you that our data protection efforts and our investment in information technology will prevent breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition.
Furthermore, as the cyber threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and becoming increasingly difficult to detect. There can be no assurance that we and our third-party CROs and other third parties upon which we rely will be successful in detecting, preventing or fully recovering systems or data from all breakdowns, service interruptions, attacks or breaches of systems that could adversely affect our business and operations and/or result in the loss or disclosure of critical or sensitive data or other assets, which could result in financial, legal, business or reputational harm to us. Ransomware attacks have risen dramatically and we may be forced to pay to unlock our data and information, re-access our systems and resume our ability to conduct business operations. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. The loss of clinical trial data for our investigational products could significantly increase our costs to recover or reproduce the data and result in delays in our development programs, impair our ability to obtain marketing approval and reduce the commercial opportunity for our investigational products.
We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of any third parties we rely), but we may not be able to detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
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
Although we maintain insurance coverage to insure against losses suffered as a result of malicious intrusions and cyberattacks, such coverage may be insufficient to fully compensate us for the loss or there may be disputes with our insurers about the availability of insurance coverage for our claims. Cyber insurance may become increasingly difficult to maintain and we may not be able to maintain coverage at a reasonable cost or in an amount adequate to compensate for any loss or satisfy any liability that may arise. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.
Our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or the third parties' upon whom we rely use of generative artificial intelligence (AI) technologies. Any sensitive information (including confidential, competitive, proprietary, or personal data) that is inputted into a third-party generative AI platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI model.
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
Emerging international trade relations and new legislation may also adversely impact our operations and/or financial condition by limiting or preventing the activities of third parties that we engage or increasing the cost of our operations. For example, WuXi Biologics, located in China, is our sole manufacturer of our investigational biologics, including zimberelimab, domvanalimab. In addition, if tariffs were to be imposed on the investigational products they manufacture for us, such tariffs would have an adverse impact on our operating results and financial condition.
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
Any new or prolonged downturn of global economic conditions could harm our business operations and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
We have incurred substantial losses during our history and our ability to generate profits in the future is uncertain. Unused net operating loss carryforwards ("NOLs") for the tax year ended December 31, 2017 and prior tax years will carry forward to offset future taxable income, if any, until such unused NOLs expire. Unused NOLs generated after December 31, 2017, under current tax law, will not expire. Our NOLs may be carried forward indefinitely. In addition, the future deductibility of such NOLs will be limited to 80% of current year taxable income in any given year.
Both our current and our future unused losses (and tax credit carryforwards) may be subject to further limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "IRC"), if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We performed an analysis under IRC Section 382 and 383 through October 31, 2020 with respect to our net operating loss and credit carryforwards. We concluded that an ownership change, as defined under IRC Section 382, occurred in previous years but that such ownership change did not result in the expiration of our net operating loss or credit carryforwards prior to utilization. We may incur additional ownership changes in the future in connection with any equity issuance, including any additional issuances to Gilead. If we experience any such ownership change, we may be limited in our ability to use our net operating loss and credit carryforwards and be required to make material cash tax payments.
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
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. We actively monitor legislative and regulatory developments that may affect our tax liability in order to identify and evaluate if such proposals would have a material impact, whether detrimental or beneficial, on our financial results. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to currently deduct research and development expenditures and requires taxpayers to capitalize and amortize U.S. based and non-U.S. based research and development expenditures over five and fifteen years, respectively, pursuant to IRC Section 174. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.
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

Failure to comply with privacy and data protection laws, regulations, or other obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.
We and third parties upon whom we rely may be subject to federal, state, and foreign data protection, privacy, and information security laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA as amended by HITECH. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.
The legislative and regulatory landscape for privacy and data security continues to evolve, and we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data security in the United States, the EU and other jurisdictions. This increased focus on privacy and data security issues may negatively affect our operating results and our business. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, "CCPA") applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. In addition, the CCPA provides for administrative noncompliance that may carry fines of up to $7,500 per violation and the CCPA authorizes private lawsuits to recover statutory damages for certain data breaches. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
Foreign data protection laws also apply to health-related and other personal data obtained outside the United States. GDPR, and Canada’s Personal Information Protection and Electronic Documents Act ("PIPEDA"), or the applicable provincial alternatives, impose strict requirements, including the obligation to appoint data protection officers in certain circumstances, rights for individuals to be “forgotten” and to data portability, and the obligation to make public notification of significant data breaches. Under the GDPR, data protection authorities can impose temporary or definitive bans on data processing and other corrective actions or fines of up to 4% of our total worldwide turnover or up to €20 million under the EU GDPR/17.5 million pounds sterling under the UK GDPR (in either case, whichever is higher), or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, PIPEDA and various related provincial laws, as well as Canada’s Anti-Spam Legislation ("CASL"), may apply to our operations. We also target customers in Asia and may be subject to new and emerging data privacy regimes, including China’s Personal Information Protection Law ("PIPL").
We may also be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act ("MHMD") broadly defines consumer health data, places restrictions on processing such data (including imposing stringent requirements for consent), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other to countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant organizations based in the United States who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.

Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. We publish privacy policies, notices and other statements regarding data privacy and security. If these policies, notices or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.
Our failure (or that of the third parties upon whom we rely) to comply with U.S. and foreign data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Claims that we or the third parties upon whom we rely have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis; if viable, these claims carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
Our business operations expose us to broadly applicable fraud and abuse, transparency, government price reporting, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
Our operations are subject, either directly or indirectly through our customers and third-party payors, to various U.S. federal and state health care laws, including fraud and abuse, transparency and other healthcare laws and regulations, and similar laws in other jurisdictions in which we conduct our business. These laws may impact, among other things, our research and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include, but are not limited to the federal Anti-Kickback Statute; federal civil and criminal false claims laws, such as the FCA; HIPAA; federal and state consumer protection and unfair competition laws; the federal transparency requirements under the Sunshine Act; state and foreign law equivalents of each of these federal laws; and state and foreign laws that require pharmaceutical companies to implement compliance programs. Many of these laws are discussed in detail above under “Item 1. Business—Government Regulation—Other U.S. Healthcare Laws and Compliance Requirements”.
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
In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of investigational products, restrict or regulate post-approval activities, and affect the ability to profitably sell investigational products for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, on August 16, 2022, President Biden signed into law the IRA, which, among other things, (1) directs the HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. These provisions take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. The HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. We expect that other healthcare reform measures may be adopted in the future, and that any such health reform measures could have an adverse effect on our business and/or results of operation.
We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.
U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, "Trade Laws") prohibit, among other things, companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, preclinical studies, and clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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
Based upon shares outstanding as of January 31, 2024, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 52.0% of our common stock. In particular, as of January 31, 2024, Gilead owns approximately 33.1% of our outstanding common stock (and has the right to acquire additional shares of our common stock from us to enable it to own up to 35% of our outstanding common stock), and we have appointed its three designees to our board of directors pursuant to the terms of the Investor Rights Agreement. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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
Our amended and restated certificate of incorporation and our bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. While the Delaware courts have determined that these types of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of these provisions, which may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
General Risk Factors
Sales of substantial amounts of our shares may cause the price of our common stock to decline.
The price of our common stock could decline if there are substantial sales of our common stock, including any sales by us, our directors, executive officers, significant stockholders or the sales agents under the equity distribution agreement, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have also registered shares of common stock that we have issued and may issue under our employee equity incentive plans. These shares can be sold freely in the public market upon issuance, subject to vesting conditions and, in the case of our affiliates, volume limitations under Rule 144 under the Securities Act.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
We have implemented and maintain a cybersecurity program that includes various processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including clinical trial and candidate data, intellectual property, and confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).

Our information security function, led by our Vice President of Information Technology (“VP of IT”), helps to identify, assess and manage the Company’s cybersecurity threats and risks. This function helps to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example deploying automated tools in certain environments, subscribing to and analyzing reports and services that identify certain cybersecurity threats, conducting scans of certain aspects of the Company’s threat environment, evaluating certain threats that are reported to us, conducting internal and external audits and internal threat assessment of certain environments, engaging third parties to conduct threat assessments, and conducting vulnerability assessments.
We have engaged third-party providers to periodically assess certain of our internal controls and procedures for information security. We have also taken certain measures to mitigate cybersecurity risks, including, for example, cybersecurity awareness training for employees and management, periodic testing through simulated “phishing” campaigns (and require remedial training based on results) and the adoption of an incident response plan, vulnerability management policy and business recovery plan.
Furthermore, our information security function works with a security committee (the “Security Committee") to prioritize our risk management processes, mitigate cybersecurity threats that are more likely to lead to a material impact to our business and evaluate material risks from cybersecurity threats against our overall business objectives. We use third-party service providers to perform a variety of functions throughout our business, such as CROs and contract manufacturing organizations (CMOs). Under our information security function, we perform risk and security assessments for certain of our vendors that involves a review of the vendor’s written security program. Depending on the nature of the services provided, and the sensitivity of the Information Systems and Data at issue, and the identity or experience of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and we may impose contractual obligations related to cybersecurity on the vendor.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, please see “Risk Factors” in Part I, Item 1A herein.
Governance
Our board of directors considers cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our Security Committee is comprised of key management stakeholders and experts, including our General Counsel, Chief Accounting Officer and Vice President of Ethics and Compliance and is chaired by our VP of IT, who has over 20 years of experience in strategic and operational IT/cybersecurity leadership and has received multiple cybersecurity certificates including (ISC)2, Cloud Security Alliance, Cisco Security and Microsoft Security Professional. The Security Committee is responsible for helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy and communicating key priorities to relevant personnel, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
The audit committee receives periodic reports from our VP of IT concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. Under our incident response plan, certain incidents would also be reported to the board.
Item 2. Properties
As of December 31, 2023, our corporate headquarters, which includes executive offices and research and development and business operations, consist of approximately 151,000 square feet of leased office and laboratory space in an office park in Hayward, California. We also lease approximately 109,000 square feet of office space in Brisbane, California. The lease terms for both facilities expire in 2031, subject to options for us to extend the lease term. We subleased approximately 31,000 square feet of our Brisbane office to a third party, which commenced in October 2023. This sublease extends through 2028, with the sublessee having options to extend the lease term.
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
Our common stock trades on the New York Stock Exchange under the symbol “RCUS.” As of February 9, 2024, we had 37 stockholders of record as reported by our transfer agent. This does not include beneficial owners whose shares are held in street name.
Dividend Policy
We have never declared or paid cash dividends on our stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors.
Performance Graph
The following graph compares the cumulative stockholders returns for the past five years through December 31, 2023 for (i) our common stock, (ii) the Standard & Poor ("S&P") Biotechnology Index and (iii) S&P 500 Index, assuming $100 invested on December 31, 2018, and reinvestment of dividends if paid. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

400
350
300
250
200
150
100
50
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
RCUS
SPSIBI
S&P 500

$100 investment in stock or index	Ticker	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Arcus Biosciences, Inc.	RCUS	$100	$94	$241	$376	$192	$182
S&P Biotechnology Index	SPSIBI	$100	$132	$196	$156	$116	$125
S&P 500 Index	S&P 500	$100	$131	$156	$200	$164	$207
Issuer Purchases of Equity Securities
None.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Annual Report. This discussion and other parts of this Annual Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report titled “Risk Factors.”
Overview
We are a clinical-stage biopharmaceutical company focused on creating best-in-class therapies. Using our robust and highly efficient drug discovery capability, we have created a significant portfolio of investigational products which are in clinical development, with our most advanced molecule, an anti-TIGIT antibody, now in multiple Phase 3 registrational studies targeting lung and gastrointestinal cancers. Our deep portfolio of novel small molecules and enabling antibodies allows us to create highly differentiated therapies, which we are developing to treat multiple large indications. We expect our clinical-stage portfolio to continue to expand and to include molecules targeting immuno-oncology, cancer cell-intrinsic and immunological pathways. Our vision is to create, develop and commercialize highly differentiated therapies that have a meaningful impact on patients.
Significant Developments
The following is a summary of significant developments affecting our business since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022:
Corporate Developments
•In January 2024, we amended the Stock Purchase Agreement with Gilead, pursuant to which Gilead made an equity investment of $320 million through the purchase of our common stock at $21.00 per share (the "2024 Gilead Financing").
•In January 2024, concurrent with the 2024 Gilead Financing, we amended the Investor Rights Agreement to, among other things, increase the number of individuals that Gilead may designate to be appointed to our board of directors to three.
•In May 2023, we amended the Gilead Collaboration Agreement to expand our collaboration with Gilead. Pursuant to this expansion, we will initiate up to four jointly selected research-stage programs against targets that are applicable to inflammatory diseases. For each research program jointly selected under this expansion, prior to the first anniversary of the amendment, Gilead receives an option to license such research program at two separate, prespecified time points. If Gilead exercises its option at the earlier time point for the first two research programs jointly selected, we would be eligible to receive up to $420 million in option and milestone payments as well as tiered royalties for each optioned program. For any other research program jointly selected under this expansion, if Gilead exercises its option, the parties would have rights to co-develop and share global development costs and to co-commercialize and share profits in the United States for optioned programs.
TIGIT Program
•In January 2024, we announced that we and Gilead have reprioritized the joint domvanalimab development program (the "2024 Reprioritization"). This reprioritization is intended to allow us to focus on domvanalimab-containing regimen research in settings with high unmet need where it may have significant impact, such as our Phase 3 studies STAR-121 (lung cancer) and STAR-221 (gastrointestinal cancer), which are both all-comer studies and are expected to be fully enrolled by year-end. The companies also plan to initiate STAR-131, a new registrational Phase 3 lung cancer study that includes the domvanalimab plus zimberelimab regimen.
•In January 2024, as part of the 2024 Reprioritization, we announced that we are discontinuing further enrollment in the Phase 3 ARC-10 study evaluating domvanalimab plus zimberelimab compared to pembrolizumab monotherapy in first-line locally advanced or metastatic PD-L1-high NSCLC.

•In November 2023, we presented preliminary data from Arm A1 of the Phase 2 EDGE-Gastric study, evaluating domvanalimab plus zimberelimab and chemotherapy in patients with previously untreated, locally advanced unresectable or metastatic upper gastrointestinal cancers. These data were from the cohort that includes a similar patient population and dosing regimen as the ongoing Phase 3 study, STAR-221. As of September 4, 2023, the data cut-off for the analysis:
◦Domvanalimab plus zimberelimab and chemotherapy showed encouraging ORR of 80% (cORR of 73%) in patients with PD-L1-high tumors (TAP ≥5%), 46% (all confirmed) in patients with PD-L1-low tumors (TAP <5%) and 59% (cORR of 56%) for patients overall.
◦Six-month landmark PFS was 93% for patients with PD-L1-high tumors (TAP ≥5%), 68% for patients with PD-L1-low tumors (TAP <5%) and 77% for patients overall. Mature PFS has not been reached and data are expected in the second half of 2024.
◦Domvanalimab plus zimberelimab and chemotherapy was well tolerated, with a similar safety profile to what has been reported for anti-PD1 plus chemotherapy in this setting.
•In June 2023, we provided results from an interim analysis from ARC-7, our Phase 2 study in first-line metastatic PD-L1≥50% NSCLC. As of February 7, 2023, the data cut-off for the analysis, both domvanalimab-containing study arms demonstrated sustained, clinically meaningful improvements in PFS compared to zimberelimab monotherapy, with a 33% reduction in risk of disease progression or death for the doublet and 28% for the triplet.
Adenosine Program
•In January 2024, we announced overall survival data from ARC-8, our Phase 1b study in metastatic pancreatic cancer. In the announcement we disclosed that, as of June 19, 2023 (the data cutoff for the analysis), the median overall survival was 15.7 months for all patients treated with 100 mg quemliclustat-based regimens. Further, we announced that, in a post-hoc analysis of the data, patients treated with quemliclustat-based regimens showed a 37% reduction in risk of death and a 5.9-month improvement in median overall survival when compared to a Synthetic Control Arm of patients treated with chemotherapy alone.
•In January 2024, as part of the 2024 Reprioritization, we announced our plans for a Phase 3 study in first-line pancreatic cancer evaluating the investigational small molecule CD73 inhibitor quemliclustat that will be conducted and funded by Arcus.
HIF-2⍺ Program
•In December 2023, we announced that we entered into a clinical trial collaboration with Exelixis for STELLAR-009, a Phase 1b/2 trial evaluating zanzalintinib, Exelixis’ next-generation TKI, in combination with casdatifan, our small molecule inhibitor of the transcription factor HIF-2⍺, in patients with ccRCC. Exelixis is sponsoring STELLAR-009, and we are co-funding the study and providing casdatifan for use in the trial. Patient enrollment for STELLAR-009 opened before the end of 2023.
Strategic Partnerships
Gilead Sciences, Inc.
In 2020, we and Gilead entered into the Gilead Collaboration Agreement. Under the Gilead Collaboration Agreement, Gilead obtained an exclusive license to zimberelimab and time-limited exclusive options to all of our then-current and future programs during the 10-year collaboration term. In 2021, Gilead obtained rights to an additional four of our investigational products: domvanalimab, etrumadenant, quemliclustat and AB308. For each program to which Gilead exercised or exercises its option, the parties will co-develop globally and co-commercialize the program in the U.S., subject to certain exceptions, and Gilead will have the right to commercialize the program outside of the United States, subject to the rights of our existing partners in certain territories. Furthermore, we and Gilead agreed to collaborate on two oncology research programs, for which we will lead discovery and early development activities.
In 2023, we amended the Gilead Collaboration Agreement to further expand the collaboration to provide Gilead with options to license up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities.
In 2024, we further amended the Gilead Collaboration Agreement to provide that (i) Gilead is required to pay the $100 million option continuation payment due on the fourth anniversary of the Gilead Collaboration Agreement, and (ii) we would fund certain activities, including the Phase 3 study that we plan to initiate to evaluate quemliclustat in pancreatic cancer.

Concurrent with the Gilead Collaboration Agreement in 2020, we also entered into the Stock Purchase Agreement and Investor Rights Agreement. Under the Stock Purchase Agreement, Gilead has the right, at its option until July 2025, to purchase up to a maximum ownership of 35% of our then-outstanding voting common stock. Under the Investor Rights Agreement, as amended, Gilead has the right to designate three individuals to be appointed to our board of directors. As of January 31, 2024, after including shares purchased in January 2024 under the Stock Purchase Agreement, Gilead held approximately 33.1% of our outstanding common stock.
Taiho Pharmaceutical Co., LTD.
In 2017, we entered into the Taiho Agreement pursuant to which Taiho was granted time-limited options to exclusively license for the Taiho Territory the development and commercialization rights to each of our programs that arose over a five-year period ending in September 2022. As of December 31, 2023, Taiho has licenses to (i) etrumadenant (the adenosine receptor antagonist program); (ii) zimberelimab (the anti-PD-1 program); and (iii) domvanalimab and AB308 (collectively, the anti-TIGIT program).
Other Licenses, Collaborations, and Research and Development Arrangements
We in-licensed rights to anti-PD-1 and CD39 antibodies from WuXi Biologics, and in-licensed rights to domvanalimab from Abmuno. We also have a clinical collaboration agreement with AstraZeneca for the PACIFIC-8 trial evaluating domvanalimab and durvalumab in Stage 3 NSCLC; Exelixis for the STELLAR-009 trial evaluating casdatifan and zanzalintinib in patients with ccRCC. We are also party to an agreement with BVF Partners L.P. ("BVF") to support the discovery and development of compounds for the treatment of inflammatory diseases.
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
As of December 31, 2023, we had $866 million of cash, cash equivalents and marketable securities. Together with the $320 million we received from Gilead for their equity investment in January, 2024, our cash, cash equivalents and marketable securities were $1.2 billion, which we believe will be sufficient to fund our planned operations into 2027.
Components of Operating Results
Revenues
We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. All revenue recognized to date has been through research, collaboration and license arrangements with strategic partners.
License and Development Services Revenue
Our license and development services revenue consists of amounts recognized from the portions of the nonrefundable upfront and milestone payments received from Gilead and Taiho and allocated to performance obligations for licenses or Research and Development ("R&D") activities performed by us as we develop our investigational products under the terms of our collaboration agreements. License and development services revenues are recognized based upon the timing of the delivery of a license or service if delivery is complete, or based on estimates of each performance obligation's percentage of completion at the period end if it is still in process. We calculate percentage of completion as a ratio of effort incurred to date on each performance obligation to the total estimated effort to be incurred to satisfy that performance obligation.
Other Collaboration Revenue
Other collaboration revenue consists primarily of amounts recognized from the portions of the nonrefundable upfront payments received from Gilead and Taiho and allocated to performance obligations relating to access to our investigational pipeline recognized over the period of access.

Operating Expenses
Research and Development Expenses
Our research and development expenses consist of costs incurred in connection with the research and development of our pipeline programs. These expenses include preclinical and clinical expenses, payroll and personnel expenses, including stock-based compensation for our employees in R&D, laboratory supplies, product licenses, consulting costs, contract research, and depreciation. Shared facility expenses are allocated to functional groups proportionally based on usage. Under certain collaboration agreements we agree to share research and development expenses with our partners. Such cost sharing arrangements may result in receiving reimbursement from our partners or require that we reimburse our partners for qualified expenses. We expense both internal and external research and development costs as they are incurred. We record advance payments for services that will be used or rendered for future research and development activities as prepaid expenses and recognize them as an expense as the related services are performed. We recognize reimbursement for shared costs incurred by us and reimbursed by our partners as a reduction in research and development expense.
We do not allocate all our costs by investigational product, as a significant amount of research and development expenses include internal costs, such as payroll and other personnel expenses, and certain external costs that are not recorded at the investigational product level. In particular, with respect to internal costs, several of our departments support multiple research and development programs, and we do not allocate those costs by investigational product.
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
General and Administrative Expenses
General and Administrative ("G&A") expenses consist principally of personnel-related costs including payroll and stock-based compensation for personnel in executive, finance, human resources, information technology, business and corporate development, and other administrative functions. Shared facility expenses are allocated to functional groups proportionally based on usage. Our G&A expenses also include professional fees for legal, consulting, and accounting services, rent and other facilities costs, fixed asset depreciation, and other general operating expenses not otherwise classified as research and development expenses. We do not receive significant reimbursements of these costs through our collaboration with Gilead.
We anticipate that our G&A expenses will increase during the next few years as we support our growing research and development activities, including due to staff expansion, and other costs associated with increased infrastructure needs.
Non-Operating Income, net
Non-operating income, net consists primarily of interest earned on our investments in fixed-income marketable securities and non-cash interest expense incurred under the effective interest method on our liability for sale of future royalties to BVF.

Results of Operations
The following table summarizes our results of operations (in millions):

	Year Ended December 31, 2023	Change	Year Ended December 31, 2022	Change	Year Ended December 31, 2021
Revenues:
License and development service revenue	$80	8%	$74	(79)%	$345
Other collaboration revenue	37	(3)%	38	—%	38
Total revenues	117	4%	112	(71)%	383
Operating expenses:
Research and development	340	18%	288	12%	257
General and administrative	117	13%	104	44%	72
Total operating expenses	457	17%	392	19%	329
Income (loss) from operations	(340)	21%	(280)	*	54
Non-operating income, net	39	179%	14	*	1
Income (loss) before income taxes	(301)	13%	(266)	*	55
Income tax expense	(6)	500%	(1)	(50)%	(2)
Net income (loss)	$(307)	15%	$(267)	*	$53
*Not meaningful
Total Revenues
The increase in Total revenues for 2023 as compared to 2022 was primarily driven by increased revenues from license and development services due to the progress in the research and development activities under our Taiho collaboration R&D services and our inflammation programs which commenced in 2023, partially offset by a decrease in revenue recognized for Taiho access rights which expired in 2022.
The decrease in Total revenues for 2022 as compared to 2021 was primarily driven by higher revenues in 2021 due to Gilead's exercise of its options, partially offset by increased revenues from R&D services in 2022.
See Note 5, Revenues to our Consolidated Financial Statements, in Part II, Item 8 for further discussion of the amount and timing of revenues recognized from our license and collaboration agreements.

Research and Development Expenses
We group all of our R&D activities and the related expenditures into categories as described below:

Included as of December 31, 2023
Category	Description	Program Level Expenses	Key Clinical Trials
Late-stage development programs	R&D expenses incurred related to a Phase 3 clinical program. This includes all unallocated program-level expense not directly attributable to a specific clinical trial once a molecule enters into one or more Phase 3 clinical trial.	domvanalimab zimberelimab	ARC-10 PACIFIC-8 STAR-121 STAR-221
Early-stage development and preclinical programs	R&D expenses incurred for activities ranging from early-stage development and preclinical to Phase 2 clinical trials. This includes all unallocated program-level expense not directly attributable to a specific clinical trial unless the related program has entered into one or more Phase 3 clinical trials.	quemliclustat etrumadenant casdatifan AB598 AB801	ARC-7 ARC-8 ARC-9 ARC-20 ARC-25 ARC-26 EDGE-Lung VELOCITY-Lung EDGE-Gastric
Compensation and personnel costs	Internal costs, such as salaries, non-cash stock-based compensation, and other personnel expenses for our R&D employees that are not allocated to specific programs or trials.	—	—
Other costs	Facilities, depreciation, and other external costs that are not recorded at the investigational product level.	—	—
Partnership reimbursements	Reimbursements from our collaboration partners for shared costs incurred by us and recognized as a reduction in R&D expense.	—	—
The following table summarizes our R&D expenses by category (in millions):

Category	Year Ended December 31, 2023	Change	Year Ended December 31, 2022	Change	Year Ended December 31, 2021
Late-stage development programs	$168	35%	$124	130%	$54
Early-stage development and preclinical programs	128	(12)%	145	46%	99
Compensation and personnel costs	154	18%	130	44%	90
Other costs	52	4%	50	28%	39
Partnership reimbursements	(162)	1%	(161)	*	(25)
Total research and development	$340	18%	$288	12%	$257
*Not meaningful
The increase in R&D expenses for 2023 as compared to 2022 was primarily driven by higher costs to support our expanding late-stage development program activities, including standard-of-care therapeutic purchases, partially offset by lower clinical manufacturing costs due to the timing of activities. Our growing headcount drove an increase in compensation and personnel costs, including a $2 million increase in non-cash stock-based compensation. The overall increase was partially offset by reduced spend in our early-stage development and preclinical program activities due to fewer Phase 2 studies and higher clinical manufacturing costs in 2022 to support expanding study activities.
The increase in R&D expenses for 2022 as compared to 2021 was primarily driven by higher costs to support our expanding late-stage development program activities, including clinical trial costs, manufacturing costs and standard-of-care therapeutic purchases, and early-stage development and preclinical program activities. Our growing headcount drove an increase in compensation and personnel costs, including a $4 million increase in non-cash stock-based compensation. The overall increase was partially offset by higher reimbursements for shared expenses from our collaborators, primarily the Gilead collaboration which was expanded in December 2021.

General and Administrative Expenses
The increase in G&A expenses for 2023 as compared to 2022 was primarily driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations. Our growing headcount and our 2023 stock awards drove a $9 million increase in employee compensation costs, including $6 million in increased non-cash stock-based compensation.
The increase in G&A expenses for 2022 as compared to 2021 was primarily driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations. Our growing headcount and our 2022 stock awards drove a $15 million increase in employee compensation costs, including $6 million in increased non-cash stock-based compensation. We also incurred a $13 million increase in office facilities expense due to the expansion of our office space to support our growing headcount.
Non-Operating Income, net
The increase in Non-operating income, net for 2023 as compared to 2022 was primarily due to higher interest income resulting from increased investment yields as compared to the prior year.
The increase in Non-operating income, net for 2022 as compared to 2021 was primarily due to a larger portfolio of marketable fixed-income securities and higher interest income resulting from increased investment yields as compared to the prior year.
Income Tax Expense
The increase in Income tax expense for 2023 as compared to 2022 was primarily due to an increase in taxable income compared to the prior year.
The decrease in Income tax expense for 2022 as compared to 2021 was due primarily to lower pretax income.
The 2023 and 2022 Income tax expense considers the impact of the capitalization of R&D expenses for income tax purposes due to changes in U.S. legislation. The capitalization of R&D expenses may materially impact income tax expense in future years.
Liquidity and Capital Resources
Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury and agency obligations, investments in corporate securities and certificates of deposit. Based on our existing business plan, we believe that our cash, cash equivalents, and marketable securities as of December 31, 2023, together with the $320 million we received from Gilead for their equity investment on January 29, 2024, will be sufficient to fund our planned level of operations into 2027.
Sources of Liquidity
To date, we have financed our operations primarily from the sale of our equity securities and upfront or milestone payments from our research, collaboration and license agreements with our strategic partners including Gilead. We will need substantial additional funding to support our continuing operations and pursue our development strategy. Until such time that we can generate significant revenue from sales of our investigational products, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including existing or potential collaborations with other companies or other strategic transactions. See “Item 1A. Risk Factors” for a discussion of the factors that could impact our liquidity.
Under the Stock Purchase Agreement, Gilead has the right, at its option, to purchase additional shares from us, up to a maximum ownership of 35% of our then-outstanding voting common stock, from time to time until July 2025. In June 2023, we amended and restated the Stock Purchase Agreement and sold 1.0 million shares of our common stock to Gilead at a purchase price of $19.26 per share for total gross proceeds of $20 million. In January 2024, we further amended and restated the Stock Purchase Agreement and sold 15.2 million shares of our common stock to Gilead at a purchase price of $21.00 per share for total gross proceeds of $320 million.
In 2023, we entered into an equity distribution agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200 million. During the year ended December 31, 2023, we issued and sold under this agreement 0.2 million shares of our common stock for total net proceeds of $5 million.

Material Cash Requirements
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
See “Contractual Obligations and Commitments” for more information regarding our cash requirements from known contractual commitments.
Cash Flows
The following table summarizes our cash flow activities for each of the periods presented below (in millions):

	Year Ended December 31,
Net cash provided by (used in):	2023	2022	2021
Operating activities	$(306)	$438	$(256)
Investing activities	194	(413)	(4)
Financing activities	33	33	237
Operating Activities
Net cash used in operating activities for 2023 was $306 million as compared to net cash provided by operating activities of $438 million for the same period in the prior year. The change in operating cash flows is primarily due to $725 million received from Gilead in January 2022 under the Gilead Collaboration Agreement.
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
Investing Activities
Cash provided by investing activities for 2023 was primarily due to net proceeds from marketable securities of $218 million, partially offset by purchases of property and equipment of $24 million.
Cash used in investing activities for 2022 was primarily due to net purchases of marketable securities of $404 million as we invested a portion of the $725 million received from Gilead in January 2022 under the Gilead Collaboration Agreement.
Cash used in investing activities for 2021 was primarily due to purchases of property and equipment of $26 million, partially offset by net proceeds from marketable securities of $22 million.
Financing Activities
Cash provided by financing activities for 2023 was due to net proceeds of $25 million from issuance of our common stock, primarily due to stock purchases by Gilead, and proceeds of $8 million for stock issued under our equity award plans.
Cash provided by financing activities for 2022 was primarily due to net proceeds of $23 million for stock issued under our equity award plans and $10 million received under the BVF agreement.
Cash provided by financing activities for 2021 was primarily due to proceeds of $220 million from Gilead for stock issued under the Stock Purchase Agreement.
Contractual Obligations and Commitments
We have cash requirements to pay third parties under various contractual obligations as discussed below.
We are obligated to make payments for operating leases. See Note 13 to our Consolidated Financial Statements in Item 8 for further discussion.

We are contractually obligated to pay additional amounts that in the aggregate are significant, upon the achievement of various development, regulatory and commercial milestones for agreements we have entered into with third parties. These payments are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring, and any resulting cash requirements are managed through our operational budgeting processes. See Note 4 to our Consolidated Financial Statements in Item 8 for further discussion.
We have a liability for sale of future royalties which consists of the current balance of estimated contingent milestone and royalty payments under the BVF agreement. See Note 15 to our Consolidated Financial Statements in Item 8 for further discussion.
We enter into contracts in the normal course of business with third parties for clinical trial management and execution, non-clinical studies and testing, manufacturing, and other services and products for operating purposes. These contracts are generally cancellable on 30 days’ notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.
See Liquidity and Capital Resources — Material Cash Requirements above for further discussion of our cash requirements.
Critical Accounting Judgments and Estimates
Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of these Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, as well as the reported revenue and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s significant judgments and estimates.
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

Revenue related to certain performance obligations that are satisfied over time could be materially impacted as a result of changes in the total estimated effort required to satisfy those obligations. A hypothetical 10% change in the total estimated effort required to satisfy the combined license and R&D activities performance obligations related to the agreement with Gilead would have changed the related revenue recognized during the current year by as much as $8 million. For the year ended December 31, 2023, we recognized $4 million in cumulative catch-up revenues from such changes in estimates. See Results of Operations above for further discussion. These changes in estimate could have a material impact on the revenue recognized in a future period.
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
Interest Rate Risk
As of December 31, 2023 and 2022, we had cash, cash equivalents and marketable securities of $866 million, and $1.1 billion, respectively. This consisted of interest-bearing money market accounts and investments in corporate notes and U.S. government securities, which create an exposure to interest rate risk. A hypothetical 100 basis point increase in interest rates as of December 31, 2023 and 2022 would not have resulted in a material effect on the fair market value of our cash, cash equivalents and marketable securities. In addition, a hypothetical 100 basis point decrease in interest rates as of December 31, 2023 and 2022 would not result in a material effect on income in the respective ensuing year.
Foreign Currency Exchange Risk
We do not have any foreign currency forward or cross currency swap contracts. We are exposed to foreign currency exchange rate risk inherent in our contracts with research institutions, CROs, and contract manufacturing organizations as certain services are performed by them outside the United States and billed in other currencies. A hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates as of December 31, 2023 and 2022, respectively would not result in material impact to our financial position or income in the respective ensuing year.

Item 8. Financial Statements and Supplementary Data
ARCUS BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arcus Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arcus Biosciences, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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

Accounting for agreements with Gilead Sciences, Inc.

Description of the Matter
As described in Notes 3 and 5 to the consolidated financial statements, the Company has ongoing Option, License and Collaboration Agreements with Gilead Sciences, Inc., a related party, referred to as the “Gilead Agreements”, which resulted in the recognition of $112 million of revenue for the year ended December 31, 2023 and $375 million of deferred revenue at December 31, 2023. Of the revenue recognized under the Gilead Agreements in 2023, $79 million related to amounts recognized as revenue when services are performed, based on the level of effort expended in a given period in relation to the total effort expected to be incurred to satisfy the applicable performance obligation. Management periodically updates its estimates of the amount, and timing, of the total effort expected to be incurred to satisfy such performance obligations, with any changes in estimate potentially changing the amount of revenue previously recognized and/or the amount to be recognized in future periods.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls addressing the risks of material misstatement relating to the Company’s process for estimating the cost, timing, and duration of the total effort expected to be incurred to satisfy the identified performance obligations pursuant to the Gilead Agreements. For example, we tested management’s controls over the identification of changes in estimates and significant assumptions related to the cost, timing and duration of clinical trial activity and development.
Our audit procedures included, among others, obtaining and reading applicable board and committee meeting minutes, inquiring of research and development personnel, including program managers, obtaining third-party confirmations for a sample of clinical trial and development activity, and testing the completeness and accuracy of the data used by management. We also performed a sensitivity analysis to evaluate the impact that changes in significant assumptions would have on the revenue recognized during 2023.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
San Mateo, California
February 21, 2024

ARCUS BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
License and development service revenue (Includes $75, $74 and $330 from a related party)	$80	$74	$345
Other collaboration revenue (Includes $37, $33 and $31 from a related party)	37	38	38
Total revenues	117	112	383

Operating expenses:
Research and development (Net of recoveries of $110, $132 and $25 from a related party)	340	288	257
General and administrative (Net of recoveries of $—, $1 and $— from a related party)	117	104	72
Total operating expenses	457	392	329

Income (loss) from operations	(340)	(280)	54

Non-operating income (expense):
Interest and other income, net	41	16	1
Effective interest on liability for sale of future royalties	(2)	(2)	—
Total non-operating income, net	39	14	1

Income (loss) before income taxes	(301)	(266)	55

Income tax expense	(6)	(1)	(2)

Net income (loss)	$(307)	$(267)	$53

Net income (loss) per share:
Basic	$(4.15)	$(3.71)	$0.76
Diluted	$(4.15)	$(3.71)	$0.71

Shares used to compute net income (loss) per share:
Basic	74.0	72.0	69.3
Diluted	74.0	72.0	74.0
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(307)	$(267)	$53

Other comprehensive income (loss)	7	(6)	(1)

Comprehensive income (loss)	$(300)	$(273)	$52
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022
(In millions, except per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$127	$206
Marketable securities	632	803
Receivable from collaboration partners ($20 and $39 from a related party)	38	39
Prepaid expenses and other current assets	34	19
Total current assets	831	1,067

Long-term marketable securities	107	129
Property and equipment, net	51	35
Other noncurrent assets ($6 and $2 from a related party)	106	114
Total assets	$1,095	$1,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17	$20
Deferred revenue ($84 and $97 to a related party)	91	97
Other current liabilities	76	76
Total current liabilities	184	193

Deferred revenue, noncurrent ($291 and $355 to a related party)	307	355
Other noncurrent liabilities	142	140

Commitments (Note 16)

Stockholders’ equity:
Common stock and additional paid-in capital: $0.0001 par value per share; 400.0 shares authorized; 75.5 shares in 2023 and 72.9 shares in 2022 issued and outstanding	1,311	1,206
Accumulated deficit	(849)	(542)
Accumulated other comprehensive loss	—	(7)
Total stockholders’ equity	462	657
Total liabilities and stockholders’ equity	$1,095	$1,345
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2023, 2022 and 2021
(In millions)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2020	63.7	$830	$(328)	$—	$502
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 14, Stockholders' Equity)	5.7	220	—	—	220
Issuance of common stock in connection with our equity award programs	1.4	13	—	—	13
Stock-based compensation	—	55	—	—	55
Other comprehensive loss	—	—	—	(1)	(1)
Net income	—	—	53	—	53
Balance at December 31, 2021	70.8	1,118	(275)	(1)	842
Issuance of common stock in connection with our equity award programs	2.1	23	—	—	23
Stock-based compensation	—	65	—	—	65
Other comprehensive loss	—	—	—	(6)	(6)
Net loss	—	—	(267)	—	(267)
Balance at December 31, 2022	72.9	1,206	(542)	(7)	657
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 14, Stockholders' Equity)	1.2	25	—	—	25
Issuance of common stock in connection with our equity award programs	1.4	7	—	—	7
Stock-based compensation	—	73	—	—	73
Other comprehensive gain	—	—	—	7	7
Net loss	—	—	(307)	—	(307)
Balance at December 31, 2023	75.5	$1,311	$(849)	$—	$462
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income (loss)	$(307)	$(267)	$53
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	73	65	55
Depreciation and amortization	8	6	4
Noncash lease expense	8	8	3
Amortization of premiums (discounts) on marketable securities	(19)	—	5
Other items, net	2	3	—
Changes in operating assets and liabilities:
Receivable from collaboration partners ($19, $704 and ($17) from a related party)	15	704	(17)
Other assets (($4), ($2) and $— from a related party)	(14)	2	(3)
Accounts payable	(1)	8	(5)
Deferred revenue (($77), ($107) and ($361) to a related party)	(68)	(112)	(368)
Other liabilities	(3)	21	17
Net cash provided by (used in) operating activities	(306)	438	(256)

Cash flow from investing activities
Purchases of marketable securities	(788)	(1,241)	(719)
Proceeds from maturities of marketable securities	982	694	690
Proceeds from sales of marketable securities	24	143	51
Purchases of property and equipment	(24)	(6)	(26)
Purchases of in-process research and development	—	(6)	—
Collaboration reimbursements of in-process research and development from a related party	—	3	—
Net cash provided by (used in) investing activities	194	(413)	(4)

Cash flow from financing activities
Proceeds from issuance of common stock ($20, $— and $220 from a related party)	25	—	220
Proceeds from issuance of common stock pursuant to equity award plans	8	23	12
Proceeds from sale of future royalties	—	10	5
Net cash provided by financing activities	33	33	237
Net increase (decrease) in cash, cash equivalents and restricted cash	(79)	58	(23)
Cash, cash equivalents and restricted cash at beginning of period	209	151	174
Cash, cash equivalents and restricted cash at end of period	$130	$209	$151

Supplemental disclosure of cash flow information
Income taxes paid	$5	$3	$—

Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in Accounts payable and Other current liabilities	$2	$3	$1
Unpaid portion of other assets included in accrued research and development	$—	$—	$1
Vesting of early exercised stock options and restricted stock	$—	$—	$1
See accompanying notes.

ARCUS BIOSCIENCES, INC.
Notes to Consolidated Financial Statements
Note 1. Organization, liquidity and capital resources
Organization
Arcus Biosciences, Inc. (referred to as “Arcus,” “we,” “our,” “us,” or the “Company”) is a clinical-stage biopharmaceutical company focused on creating best-in-class therapies. Using our robust and highly efficient drug discovery capability, we have created a significant portfolio of investigational products which are in clinical development, with our most advanced molecule, an anti-TIGIT antibody, now in multiple Phase 3 registrational studies targeting lung and gastrointestinal cancers. Our deep portfolio of novel small molecules and enabling antibodies allows us to create highly differentiated therapies, which we are developing to treat multiple large indications.
We operate and manage our business as one reportable and operating segment, which is the business of developing and commercializing highly differentiated therapies that have a meaningful impact on patients.
Liquidity and Capital Resources
As of December 31, 2023, we had cash, cash equivalents and marketable securities of $866 million. In January 2024, we received $320 million from Gilead for shares purchased pursuant to the Third Stock Purchase Agreement Amendment (see Note 3. Related party - Gilead Sciences, Inc.). We believe our cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for a period of at least twelve months following the date of filing of this Annual Report.
Note 2. Summary of significant accounting policies
Basis of Presentation
The Consolidated Financial Statements, which include the accounts of Arcus as well as its wholly owned subsidiary, have been prepared in accordance with U.S. GAAP and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. All intercompany transactions and balances have been eliminated in consolidation.
We assess whether we are the primary beneficiary of a Variable Interest Entity ("VIE") at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not have any significant interests in any variable interest entities of which we are the primary beneficiary.
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
Collaborative Arrangements
We assess whether our licensing and other agreements are collaborative arrangements based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. For arrangements that we determine are collaborations, we identify each distinct performance obligation, and then determine whether a customer relationship exists for that distinct performance obligation. If we determine a performance obligation within the collaborative arrangement to be with a customer, we apply our revenue accounting policy. If a portion of a distinct bundle of goods or services within the collaborative arrangement is not with a customer, we apply recognition and measurement based on an analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election. See Note 4, License and collaborations, for more information.

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
See Note 5, Revenues, for more information.
Research and Development Expenses
R&D costs are expensed as incurred and primarily include: salaries, benefits and other staff-related costs; facilities and overhead costs; third-party service provider costs for preclinical and clinical studies; laboratory supplies and equipment maintenance costs; consulting; payments under collaborative and other arrangements including milestone payments, licenses and fees; expense reimbursements to collaboration partners; and other related expenses. Under certain collaborative arrangements, we are reimbursed for a portion of the R&D expenses, including costs of drug supplies. When these R&D expenses are incurred under a reimbursement or cost sharing model with a collaboration partner, we record the related reimbursements as a reduction of R&D expense in our Consolidated Statements of Operations. Acquired in-process R&D projects with no alternative future use are recorded in R&D expense upon acquisition.

Net payment or reimbursement of R&D costs is recognized when the obligations are incurred or as we become entitled to the cost recovery. See Note 4, License and collaboration agreements, for more information.
Clinical trial costs are a significant component of R&D expenses. Our clinical studies are primarily performed by third-party CROs. We monitor levels of performance under each significant contract including the extent of patient enrollment and other activities and accrue costs for clinical studies performed over the service periods specified in the contract. We adjust our estimates, if required, based upon our ongoing review of the level of effort and costs actually incurred by the CROs. All of our material CRO contracts are terminable by us upon written notice, and we are generally only liable for actual services completed by the CRO and certain noncancellable expenses incurred at termination.
General and Administrative Expenses
G&A expenses relate to: finance; human resources; legal and other administrative activities which consist primarily of personnel costs; facilities and overhead costs; legal expenses; and other general and administrative costs. G&A expenses also include cost recoveries associated with collaborative R&D arrangements.
Stock-Based Compensation
We provide stock-based compensation in the form of various types of equity-based awards, including Restricted Stock Units ("RSUs") and stock options. The fair values of RSUs and stock options, which are subject to service conditions and vesting, are recognized as compensation expense on a straight-line basis over the service period net of forfeitures as they occur. See Note 8, Stock-based compensation, for more information.
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
Marketable Securities
We consider our interest-bearing securities investment portfolio as available-for-sale, and accordingly, these investments are recorded at fair value, with unrealized gains and losses recorded in Accumulated Other Comprehensive Income. See Note 10, Cash, cash equivalents and marketable securities, and Note 15, Fair value measurements, for more information.
Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to ten years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term. We review property and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. See Note 11, Property and equipment, for more information.

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
We sublease parts of our facilities to third parties and recognize sublease income on a straight-line basis over the sublease term. We evaluate the underlying assets for impairment at sublease inception.
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
Recent Accounting Pronouncements
There have been no new accounting pronouncements issued or adopted during the year ended December 31, 2023 with a significant impact to our financial statements.
Note 3. Related party - Gilead Sciences, Inc.
In 2020, we and Gilead entered into an Option, License and Collaboration Agreement (the "Gilead Collaboration Agreement"), Common Stock Purchase Agreement (the "Stock Purchase Agreement"), and Investor Rights Agreement (the "Investor Rights Agreement"). In 2021, we amended the Gilead Collaboration Agreement (the "First Gilead Collaboration Agreement Amendment") and the Stock Purchase Agreement (the "First Stock Purchase Agreement Amendment"). In 2022, we amended the Investor Rights Agreement (the "First Investor Rights Agreement Amendment"). In 2023, we further expanded our collaboration (the "Second Gilead Collaboration Agreement Amendment") and further amended the Stock Purchase Agreement (the "Second Stock Purchase Agreement Amendment"). On January 29, 2024, we further amended the Gilead Collaboration Agreement (the "Third Gilead Collaboration Agreement Amendment"), amended and restated our stock purchase agreements (the "Third Stock Purchase Agreement Amendment") and amended and restated our investor rights agreement (the "Second Investor Rights Agreement Amendment"). We refer to these agreements collectively as the Gilead Agreements.
Stock Purchase Agreement and Investor Rights Agreement
In 2020, under the Stock Purchase Agreement, Gilead purchased 6.0 million shares of our common stock for total gross proceeds of $200 million, of which $91 million was allocated to the revenue related performance obligations created by the Gilead Collaboration Agreement (See Note 5, Revenues for more information).
In 2021, under the First Stock Purchase Agreement Amendment, Gilead purchased 5.7 million shares of our common stock for total gross proceeds of $220 million.
In 2023, under the Second Stock Purchase Agreement Amendment, Gilead purchased 1.0 million shares of our common stock for total gross proceeds of $20 million.
On January 29, 2024, under the Third Stock Purchase Agreement Amendment, Gilead purchased 15.2 million shares of our common stock for total gross proceeds of $320 million.

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
Under the Investor Rights Agreement entered into in 2020, Gilead has the right, which they have exercised, to designate two members of our board of directors. This agreement also included a three-year standstill and a two-year lockup, provided Gilead with registration rights commencing at the end of the lockup period and provides Gilead with pro rata participation rights in certain future financings. In October 2022, we registered shares purchased by Gilead under the Stock Purchase Agreement and the First Stock Purchase Agreement Amendment and entered into the First Investor Rights Agreement Amendment, primarily to extend the two-year lockup period to three-years which expired on July 13, 2023. On January 29, 2024, under the Second Investor Rights Agreement Amendment, and in connection with the Third Stock Purchase Agreement Amendment, Gilead received the right, which they have exercised, to designate a third individual to be appointed to our board.
As of December 31, 2023, Gilead held approximately 19.6% of our outstanding common stock arising from purchases in our May 2020 public offering and purchases under the Stock Purchase Agreement and the First and Second Stock Purchase Agreement Amendments. As of January 31, 2024, after including shares purchased by Gilead under the Third Stock Purchase Agreement Amendment, Gilead held approximately 33.1% of our outstanding common stock.
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
For each program that Gilead opts in to, both companies will co-develop and equally share global development costs, subject to certain opt-out rights that we have, caps on our spending and related subsequent adjustments, and certain other exceptions. For each program, provided we have not exercised our opt-out rights, we have the option to co-promote in the United States with equal sharing of related profits and losses. Gilead has the right to exclusively commercialize outside of the U.S., subject to the rights of our existing partners in any territories and will pay us tiered royalties as a percentage of revenues ranging from the high teens to the low twenties.
Under the First Gilead Collaboration Agreement Amendment, Gilead also has option rights to two oncology research programs for which we will lead discovery and early development activities. With respect to these two research programs, Gilead has the right to exercise its option, on a program-by-program basis, either (i) upon our completion of certain IND-enabling activities for an option payment of $60 million or (ii) following the achievement of a clinical development milestone for an option payment of $150 million. These research programs were not determined to be performance obligations at contract inception, due to the very early stages of the programs.

In May 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities. We will receive an upfront payment of $17.5 million for each initiated program and Gilead will have an option to license each program at two separate, prespecified time points. For the first two research programs, Gilead has the right to exercise its option, on a program-by-program basis, either (i) upon our completion of certain IND-enabling activities for an option payment of $45 million or (ii) following the achievement of a clinical development milestone for an option payment of $150 million. If Gilead exercises its option at the earlier time point for the first two programs, we would be eligible to receive up to $375 million in regulatory and commercial milestone payments as well as tiered royalties for each optioned program. For any other program option exercise by Gilead, the parties would have rights to co-develop and share global development costs and to co-commercialize and share profits in the U.S. for that program. We received a total upfront payment of $35 million for an initial two research programs in June 2023. For the other two research programs, Gilead’s options expire unless the programs are selected prior to the first anniversary of the Second Gilead Collaboration Agreement Amendment.
On January 29, 2024, we entered into the Third Gilead Collaboration Agreement Amendment. The Third Gilead Collaboration Agreement Amendment, among other things, (i) requires Gilead to pay the $100 million option continuation payment due on the fourth anniversary of the Gilead Collaboration Agreement, (ii) provides that we will operationalize and fund a Phase 3 study we plan to initiate to evaluate quemliclustat in pancreatic cancer, (iii) provides that we will solely fund our share of PACIFIC-8, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program in the first quarter of 2026, and (iv) provides that we will fund certain other activities. All other terms of the existing collaboration agreements, remain unchanged. We are evaluating the impact of this amendment under the accounting rules for contract modifications as a change in scope or price of the original contract. Once we determine that a contract has been modified, the modification may be required to be treated as separate, standalone contract, or combined with the original contract. In addition, some modifications are accounted for on a prospective basis and others on a cumulative catch-up basis.
As of December 31, 2023, Gilead has licenses to domvanalimab, AB308, etrumadenant, quemliclustat and zimberelimab.
For the years ended December 31, 2023, 2022 and 2021; we recognized revenue under the Gilead Agreements of $112 million, $107 million and $361 million, respectively and net reimbursements from Gilead recognized as reductions in R&D expense of $110 million, $132 million and $25 million, respectively. For the year ended December 31, 2022, we recognized reimbursements from Gilead as reductions in G&A expense of $1 million.
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
Gilead Collaboration
See Note 3, Related party - Gilead Sciences, Inc.
Taiho Collaboration
In 2017, we entered into an agreement with Taiho under which we granted them exclusive options to programs arising over a five-year period which ended in September 2022 for an upfront payment of $35 million. Upon an option exercise of a program, Taiho would obtain exclusive development and commercialization rights to investigational products under the program for the Taiho Territory.

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
As of December 31, 2023, Taiho has licenses for the Taiho Territory to (i) etrumadenant (the adenosine receptor antagonist program); (ii) zimberelimab (the anti PD-1 program); and (iii) domvanalimab and AB308 (collectively, the anti-TIGIT program).
During 2022, Taiho opted to participate in two global Phase 3 trials of domvanalimab and zimberelimab combinations, STAR-121 and STAR-221, and became obligated to make certain milestone payments contingent upon successfully satisfying the related clinical milestones. During the year ended December 31, 2023, the clinical milestones for domvanalimab and zimberelimab for the STAR-221 study were met and Taiho became obligated to pay us $28 million and in early 2024 the clinical milestones for domvanalimab and zimberelimab for the STAR-121 study were met and Taiho became obligated to pay us $26 million.
For each of the years ended December 31, 2023, 2022 and 2021, we recognized revenue of $5 million, $5 million and $22 million, respectively, under this agreement. For a more detailed discussion on revenues see Note 5, Revenues.
For the year ended December 31, 2023, we recognized net reimbursements from Taiho as a reduction in R&D expense of $8 million.
AstraZeneca Collaboration
In 2020, we entered into a collaboration with AstraZeneca to evaluate domvanalimab, our investigational anti-TIGIT antibody, in combination with AstraZeneca’s durvalumab in a registrational Phase 3 clinical trial in patients with unresectable Stage 3 NSCLC, known as the PACIFIC-8 trial. The terms of the agreement were amended in January 2024. Under the collaboration, as amended, each company will retain existing rights to their respective molecules and any future commercial economics. AstraZeneca will conduct the trial, and each company will supply their respective investigational product to support the trial. We may incur milestones of up to $24 million upon the achievement of certain clinical trial progress milestones or under certain circumstances if the agreement is terminated early and we will reimburse AstraZeneca annually for a portion of the trial costs. The portion of the costs that we consider to be unavoidable are accrued as incurred and milestones that are deemed probable of occurring are accrued in advance of the achievement of the milestone.
For the years ended December 31, 2023, 2022 and 2021 under this arrangement we recognized as R&D expense $6 million, $4 million, and $1 million respectively, before expected recoveries from our cost-sharing agreement with Gilead. At December 31, 2023 and 2022, we have recognized liabilities of $11 million and $5 million, respectively, related to our obligation to AstraZeneca which is recorded in Other noncurrent liabilities.
As of December 31, 2023, the PACIFIC-8 trial formed part of the Arcus and Gilead joint development program for domvanalimab and our portion of the trial costs were shared with Gilead. At December 31, 2023 and 2022, we have recognized receivables due from Gilead for these shared costs of $6 million and $2 million, respectively, which is recorded in Other noncurrent assets. On January 29, 2024, under the Third Gilead Collaboration Agreement Amendment, we agreed to solely fund our share of PACIFIC-8, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program in the first quarter of 2026. On the date of this amendment, we will incur $6 million of R&D costs reflecting our additional share of incurred costs to date.
WuXi Biologics License – anti-PD-1
In 2017, we entered into an agreement with WuXi Biologics which, as amended, provides us with exclusive rights to (i) develop, use and manufacture products that include an anti-PD-1 antibody, including zimberelimab, worldwide and (ii) commercialize any such products worldwide, except in Greater China. Under the agreement, as of December 31, 2023 we may incur (i) regulatory milestone payments of up to $50 million for zimberelimab, and commercialization milestone payments of up to $375 million, (ii) tiered royalties that range from the high single-digits to low teens on net sales of the licensed products and (iii) fees related to any sublicenses.
During the year ended December 31, 2021, we incurred milestones of $10 million related to this agreement which were recorded as R&D expense.

WuXi Biologics License – anti-CD39
In 2020, we entered into an agreement with WuXi Biologics, under which we obtained the exclusive worldwide license to develop and commercialize anti-CD39 antibodies discovered under the agreement. As of December 31, 2023 we may incur additional clinical and regulatory milestone payments of up to $14 million and royalty payments in the low single digits on net sales of the licensed products under this agreement.
During the years ended December 31, 2023 and 2022, we incurred development milestones of $1 million and $2 million, respectively, related to this agreement, which were recognized as R&D expense.
Abmuno License
In 2016, we entered into an agreement with Abmuno, under which we obtained the exclusive worldwide license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. Under the agreement, as of December 31, 2023 we may incur additional clinical, regulatory and commercialization milestone payments of up to $88 million.
During the years ended 2022 and 2021, we incurred development milestone expenses of $5 million and $5 million, respectively, related to this agreement, which were recorded as R&D expense.
Exelixis Collaboration
In 2023, we entered into a clinical trial collaboration with Exelixis for STELLAR-009, a Phase 1b/2 trial to evaluate casdatifan, our investigational inhibitor of the transcription factor HIF-2⍺, in combination with Exelixis’s zanzalintinib, a next-generation tyrosine kinase inhibitor, in patients with ccRCC. Under the collaboration, each company will retain existing rights to their respective molecules and any future commercial economics. Exelixis will conduct the STELLAR-009 trial, and each company will supply their respective investigational product to support the trial. We will reimburse Exelixis for a portion of the trial costs. Patient enrollment for STELLAR-009 opened at the end of 2023.
For the year ended December 31, 2023, we recognized R&D expense of $3 million under this arrangement.
Note 5. Revenues
The following table summarizes our revenues by collaboration, category of revenue, and the method of recognition (in millions):

			Year Ended December 31,
	Over time	Point in time	2023	2022	2021
Gilead Collaboration
License to domvanalimab		*	$—	$—	$329
License and R&D services	*		79	74	1
Access rights	*		33	33	31
Taiho Collaboration
License to domvanalimab		*	—	—	15
R&D services	*		5	—	—
Access rights	*		—	5	7
Total revenues			$117	$112	$383
Revenues from Gilead accounted for 96% of Total revenues for both years ended December 31, 2023 and 2022, and 94% of Total revenues for the year ended December 31, 2021.
The following table summarizes the revenue recognized as a result of changes in the deferred revenue balance (in millions):

	Year Ended December 31,
	2023	2022	2021
Revenue recognized from amounts in deferred revenue at the beginning of the period	$108	$112	$202

We had $398 million and $452 million of deferred revenue remaining on our Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, respectively, allocated between current and noncurrent based on the expected timing of future recognition.
Revenue from the Gilead Collaboration
In 2021, we determined that the First Gilead Collaboration Agreement Amendment represented a contract modification and at the amendment closing date of December 21, 2021, we allocated the transaction price to the new and remaining performance obligations (see Note 3, Related party - Gilead Sciences, Inc., for more information). The following table summarizes the transaction price and the allocation of the transaction price to the performance obligations (in millions):

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
Our assessment of the transaction price for the First Gilead Collaboration Agreement Amendment included an analysis of amounts we expected to receive, which at contract inception consisted of the upfront cash payment of $725 million, as well as amounts totaling $165 million deferred from the original Gilead transaction. This excludes the $100 million option continuation payment that was eliminated in the amendment. We determined the entire $890 million to be the allocable transaction price as of the amendment closing date, due to the history of timely payments by Gilead including the receipt of $725 million in January 2022.
We accounted for each performance obligation as follows:
Domvanalimab – License
Under the Gilead Collaboration Agreement, Gilead obtained an option to the exclusive rights to our anti-TIGIT program, including domvanalimab and AB308, in exchange for an option payment of $275 million, if exercised. Prior to the closing of the First Gilead Collaboration Agreement Amendment, we had $37 million of deferred revenue on our Consolidated Balance Sheet related to this performance obligation.
Effective December 2021, under the First Gilead Collaboration Agreement Amendment, Gilead exercised the option and obtained an exclusive license to domvanalimab. We determined that this license was distinct based on an evaluation of the delivery of the license, noting that the program was in the later stages of development and it met the criteria for being distinct from the R&D services required under the First Gilead Collaboration Agreement Amendment. Specifically, the domvanalimab program was in a Phase 3 clinical trial at the time that Gilead acquired the license and the Company concluded that: (i) the R&D services for such later-stage, Phase 3 IP, primarily involved validating the drug’s efficacy, and (ii) the ongoing R&D services do not significantly modify or customize the drug compound such that the IP is not significantly different at the end of the arrangement as a result of the services. We determined the standalone selling price of this license using a discounted cash flow method.
We recognized as revenue the full $329 million of the allocated transaction price in the year ended December 31, 2021.

Domvanalimab – R&D Services
Under the First Gilead Collaboration Agreement Amendment, we determined that we retain a separate performance obligation to perform further R&D services for Gilead related to domvanalimab. The standalone selling price of this obligation was determined using an expected cost-plus margin approach. We recognize the amounts allocated to these services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program.
We recognized $5 million in both years ended December 31, 2023 and 2022 within License and development services revenue in our Consolidated Statements of Operations. No revenue was recognized in 2021 as the R&D services had not yet commenced. At December 31, 2023 we had $25 million of deferred revenue remaining on our Consolidated Balance Sheet related to this performance obligation.
Etrumadenant – License and R&D Services
Under the Gilead Collaboration Agreement, Gilead obtained an option to the exclusive rights to our adenosine receptor program, etrumadenant, in exchange for an option payment of $250 million, if exercised. Prior to the closing of the First Gilead Collaboration Agreement Amendment, we had $127 million of deferred revenue on our Consolidated Balance Sheet related to this performance obligation.
Effective December 2021, under the First Gilead Collaboration Agreement Amendment, Gilead exercised the option and obtained an exclusive license to etrumadenant and we were also obligated to perform further R&D services for Gilead related to etrumadenant. We determined that the license and R&D services were combined based on an evaluation of the delivery of the license, due to the early stage of the technology and the specialized nature of our know-how. We determined the standalone selling price of the license using a discounted cash flow method and the R&D services using an expected cost-plus margin approach. We recognize the amounts allocated to the combined license and services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program.
We recognized $52 million and $34 million in the years ended December 31, 2023 and 2022, respectively, within License and development service revenue in our Consolidated Statements of Operations. No revenue was recognized in 2021 as the R&D services had not yet commenced. At December 31, 2023 we had $133 million of deferred revenue remaining on our Consolidated Balance Sheet related to this performance obligation.
Quemliclustat – License and R&D Services
Under the Gilead Collaboration Agreement, Gilead obtained an option to the exclusive rights to the Company's CD73 program, quemliclustat, in exchange for an option payment of $200 million, if exercised. Prior to the closing of the First Gilead Collaboration Agreement Amendment, we had no deferred revenue on our Consolidated Balance Sheet related to this performance obligation.
Effective December 2022, under the First Gilead Collaboration Agreement Amendment, Gilead exercised the option and obtained an exclusive license to quemliclustat and we were also obligated to perform further R&D services for Gilead related to quemliclustat. We determined that the license and R&D services were combined based on an evaluation of the delivery of the license, due to the early stage of the technology and the specialized nature of our know-how. We determined the standalone selling price of the license using a discounted cash flow method and the R&D services using an expected cost-plus margin approach. We recognize the amounts allocated to the combined license and services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program.
We recognized $17 million and $26 million in the years ended December 31, 2023 and 2022, respectively, within License and development service revenue in our Consolidated Statements of Operations. No revenue was recognized in 2021 as the R&D services had not yet commenced. At December 31, 2023 we had $132 million of deferred revenue remaining on our Consolidated Balance Sheet related to this performance obligation.
Zimberelimab – R&D and Commercialization Services
Under the First Gilead Collaboration Agreement Amendment, we determined that we retained separate performance obligations to perform further R&D and commercialization services for Gilead related to zimberelimab, as a monotherapy and in combination with other agents. Prior to the closing of the First Gilead Collaboration Agreement Amendment, we had $10 million of deferred revenue on our Consolidated Balance Sheet, related to these performance obligations. The standalone selling price of these obligations were determined using an expected cost-plus margin approach. We recognize the amounts allocated to these services as the performance obligations are satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program.

We recognized $1 million, $9 million, and $1 million for R&D and commercialization services in the years ended December 31, 2023, 2022, and 2021, respectively, within License and development service revenue in our Consolidated Statements of Operations. At December 31, 2023, the performance obligation was fully satisfied and all revenue has been recognized.
Access Rights and Option Continuation Periods
Under the First Gilead Collaboration Agreement Amendment, Gilead has exclusive access to our current programs as well as the future programs for a period of ten years, contingent upon option continuation payments totaling $300 million, consisting of a $100 million payment on each of the fourth, sixth, and eighth anniversaries of the Gilead Collaboration Agreement.
Prior to the closing of the First Gilead Collaboration Agreement Amendment, we had $92 million of deferred revenue on our Consolidated Balance Sheet related to this performance obligation from the Gilead Collaboration Agreement.
The standalone selling price of this ongoing R&D pipeline access was determined using an expected cost-plus margin approach. We use a time-elapsed input method to measure progress toward satisfying this obligation, which is the method we believe most faithfully depicts the Company’s performance in transferring the promised services during the time period in which Gilead has access to our R&D pipeline. Accordingly, the revenue allocated to this performance obligation is being recognized using this input method over the minimum four-year period. We determined that as of the closing date of December 21, 2021, Gilead is not obligated to pay the remaining $300 million due over the remainder of the term and excluded these payments from the transaction price. Failure to pay the non-obligatory option continuation payments will result in Gilead’s loss of certain rights to access and obtain licenses to the programs arising from our R&D pipeline.
See Note 3. Related party - Gilead Sciences, Inc., for a description of the amendment that occurred on January 29, 2024, which requires Gilead to pay the $100 million option continuation payment due on the fourth anniversary of the Gilead Collaboration Agreement.
We recognized as revenue $33 million associated with this performance obligation in both years ended December 31, 2023 and 2022, and $31 million in the year ended December 31, 2021 within Other collaboration revenue in our Consolidated Statements of Operations. At December 31, 2023, we had $54 million of deferred revenue on our Consolidated Balance Sheet related to this performance obligation.
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

Allocation to performance obligations	Distinct	Amount
Inflammation target 1 - R&D services	*	$18
Inflammation target 2 - R&D services	*	17
Total allocated transaction price		$35
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
We recognized revenue of $4 million for the year ended December 31, 2023, respectively, within Other collaboration revenue in our Consolidated Statements of Operations. At December 31, 2023, we had $31 million of deferred revenue remaining on our Consolidated Balance Sheet related to these performance obligations.

Revenue from the Taiho Collaboration
Domvanalimab and Zimberelimab - R&D Services
In 2023, under the Taiho collaboration, certain clinical milestones for domvanalimab and zimberelimab were met through the STAR-221 study and Taiho became obligated to pay us $28 million, of which $14 million was paid the in the fourth quarter 2023 and the remaining $14 million is recorded in Receivable from collaboration partners at December 31, 2023 on our Consolidated Balance Sheet. We determined that we have a performance obligation to perform R&D services for Taiho related to the global development activities for the STAR-221 study in support of the Taiho Territory. We allocated the $28 million to this single performance obligation and recognize the amounts allocated to this service as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the programs.
We recognized revenue of $5 million for the year ended December 31, 2023 within License and development service revenue in our Consolidated Statements of Operations. At December 31, 2023, we had $23 million of deferred revenue remaining on our Consolidated Balance Sheet related to this performance obligation, allocated between current and noncurrent based on the expected timing of future recognition.
In early 2024, the clinical milestones for domvanalimab and zimberelimab for the STAR-121 study were met and Taiho became obligated to pay us $26 million. We have not recognized any revenue for this milestone for the year ended December 31, 2023.
Note 6. Income taxes
Income (loss) before income taxes included the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(301)	$(267)	$54
Foreign	—	1	1
Income (loss) before income tax	$(301)	$(266)	$55
The provision for income taxes included the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Current provision:
Federal	$4	$—	$1
State	2	1	1
Total income tax expense	$6	$1	$2
The reconciliation between the federal statutory income tax rate and our effective tax rate was as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(0.7)%	(0.1)%	0.8%
Equity investment	0.4%	0.9%	(4.1)%
Research and development credits	5.2%	3.1%	(11.9)%
Change in valuation allowance	(26.3)%	(24.5)%	(2.6)%
Stock based compensation	(2.1)%	0.1%	(0.8)%
Non-deductible expenses and other	0.5%	(0.6)%	0.9%
Provision for income taxes	(2.0)%	(0.1)%	3.3%
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Federal and state net operating loss carryforwards	$1	$24
Research and development credits carryforwards	26	22
Stock-based compensation	21	16
Depreciation and amortization	3	6
Deferred revenue	66	19
Lease liability	26	25
Capitalized research and development costs	109	53
Other	1	7
Total deferred tax assets	253	172
Deferred tax liabilities:
Right-of-use assets	(20)	(22)
Total deferred tax liabilities	(20)	(22)
Less valuation allowance	(233)	(150)
Net deferred tax assets (liabilities)	$—	$—
The accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of net deferred tax assets. We considered factors such as our history of operating losses, the nature of our deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible, including amounts that may arise under the collaboration agreements with Gilead and related program opt-ins. As a result of our evaluation of these factors, including the uncertainty that exists with respect to the option fees and milestone payments, we do not believe that it is more likely than not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying Consolidated Balance Sheets. The valuation allowance increased by approximately $83 million for the year ended December 31, 2023 and increased by approximately $67 million for the year ended December 31, 2022.
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
At December 31, 2023, we have federal research tax credits of approximately $24 million that begin to expire in 2039. We also have state NOLs of approximately $21 million that begin to expire in 2035, and state research tax credits of approximately $15 million that have no expiration date, and foreign research tax credits of approximately $3 million that have no expiration date. Use of the U.S. federal and state NOLs and credit carryforwards may be subject to a substantial annual limitation due to the ownership change provisions of U.S. tax law, as defined in IRC Sections 382 and 383, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before use. We have determined that an ownership change, as defined under IRC Section 382, occurred in previous years. While we do not expect these ownership changes to result in the expiration of net operating loss and credit carryforwards prior to utilization, we are subject to an annual limitation on the use of its tax attributes. The limitation on the use of net operating loss and credit carryforwards could reduce our ability to use a portion of the tax attributes to offset future taxable income.
We have not been audited by the Internal Revenue Service, any state or foreign tax authority. We are subject to taxation in the United States and in Australia. Due to net operating loss and research credit carryforwards, all of our tax years, from 2015 to 2023, remain open to U.S. federal and California state tax examinations. In addition, our fiscal years from 2019 to 2023 are open to examination in Australia.
Uncertain Tax Positions
We follow the provisions of FASB Accounting Standards Codification ("ASC 740-10"), Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or are expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the Consolidated Financial Statements. The reserve for unrecognized tax benefits was approximately $13 million and $8 million at December 31, 2023, and 2022, respectively.
Due to the full valuation allowance at December 31, 2023 and 2022, current adjustments to the unrecognized tax benefit will have no impact on our effective income tax rate; any adjustments made after the valuation allowance is released will have an impact on the tax rate.
Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes. There were no material interest or penalties accrued at December 31, 2023 or 2022.
The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Year Ended December 31,
	2023	2022
Beginning balance	$8	$5
Additions for tax positions taken in prior year	2	—
Additions for tax positions taken in current year	3	3
Ending balance	$13	$8
As of December 31, 2023, the total amount of gross unrecognized tax benefits was $13 million, of which, if recognized, none would impact our effective tax rate. We do not anticipate material changes to our uncertain tax positions through the next 12 months.
Note 7. Net income (loss) per share
The computation of basic net income (loss) per share is based on the weighted-average number of our common shares outstanding during the period. The computation of diluted net income (loss) per share is based on the weighted-average number of our common shares and dilutive potential common shares, which primarily include shares that may be issued under our stock option, restricted stock award, and Employee Stock Purchase Plans ("ESPP") (collectively, "dilutive securities") as determined under the treasury stock method.
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net income (loss) (Numerator):
Net income (loss)	$(307)	$(267)	$53
Weighted-average shares (Denominator):
Outstanding	74.0	72.0	70.3
Less: Subject to vesting	—	—	(1.0)
Weighted-average shares for basic EPS	74.0	72.0	69.3
Effect of dilutive securities	—	—	4.7
Weighted-average shares for diluted EPS	74.0	72.0	74.0

Net income (loss) per share
Basic	$(4.15)	$(3.71)	$0.76
Diluted	$(4.15)	$(3.71)	$0.71

The following table summarizes potentially dilutive securities excluded from the computation of diluted net income (loss) per share calculations because they would have been antidilutive (in millions):

	At December 31,
	2023	2022	2021
Common stock options issued and outstanding	13.5	12.0	4.5
Restricted stock units issued	1.5	1.3	—
Employee Stock Purchase Plan shares	0.3	0.2	0.1
Total potential dilutive securities	15.3	13.5	4.6
We have also excluded the effect of Gilead's right to purchase additional shares of our common stock from the calculation as these rights had no intrinsic value at December 31, 2023, 2022 or 2021.
Note 8. Stock-based compensation
Stock-based compensation expense
The following table reflects the components of stock-based compensation expense recognized in our Consolidated Statements of Operations (in millions):

	Year Ended December 31,
	2023	2022	2021
Research and development	$35	$33	$29
General and administrative	38	32	26
Total stock-based compensation	$73	$65	$55
As of December 31, 2023, unrecognized compensation costs related to non-vested stock option awards and RSUs totaled $73 million and $35 million, respectively, and is expected to be recognized over a weighted average period of 2.2 years and 2.4 years, respectively.
Stock Plans
We grant awards to employees and nonemployees under a series of equity incentive plans (collectively, the Stock Plans). Awards under our Stock Plans are made with newly issued shares reserved for this purpose.
2020 Stock Plan
In January 2020, we adopted the 2020 Inducement Plan (the "2020 Stock Plan") for the award of stock options and other equity-based awards as an inducement to eligible individuals to enter into employment with us. As of December 31, 2023, there were 3.2 million shares available for grant under this plan.
2015 Stock Plan and 2018 Equity Incentive Plan
In 2015, we adopted the 2015 Stock Plan, which in March 2018, we replaced with the 2018 Equity Incentive Plan (the "2018 Equity Incentive Plan"). Any outstanding awards under the 2015 Stock Plan that subsequently expire, lapse unexercised or are forfeited to us are added to the shares reserved for issuance under the 2018 Equity Incentive Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year by a number equal to or the smaller of (i) 3.6 million shares, (ii) 4% of the shares of common stock outstanding on the last business day of the prior fiscal year, or (iii) an amount as determined by the board of directors. As of December 31, 2023, there were 3.8 million shares available for grant under this plan. On January 1, 2024, the number of shares available for issuance under the 2018 Equity Incentive Plan automatically increased by 3.0 million.

Employee Stock Purchase Plan
In March 2018, we adopted the 2018 Employee Stock Purchase Plan (the "2018 ESPP"). The 2018 ESPP provides eligible employees with the opportunity to purchase shares of common stock through payroll deductions at a price equal to 85% of the lower of the fair market value per share on the first trading day of the applicable 24-month offering period or on the applicable purchase date. Employees are limited to a maximum purchase limit of 3,000 shares on each purchase date or $25,000 of shares purchased in a calendar year based on the stock price on the first day of the offering period. The 2018 ESPP is intended to constitute an “employee stock purchase plan” under IRC Section 423(b). The 2018 ESPP may be terminated by our board of directors at any time. The number of shares reserved for issuance will automatically increase on January 1 of each year by a number equal to or the smaller of (i) 1.1 million shares, (ii) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year, or (iii) an amount as determined by the board of directors. As of December 31, 2023, there were 2.4 million shares available for purchase under this plan. On January 1, 2024, the number of shares available for purchase under this Plan automatically increased by 0.8 million shares.
Restricted Stock Units
We grant RSUs to our employees and directors under the 2018 Equity Incentive Plan. The RSUs vest annually or quarterly over four years for employees and annually for directors. The following table summarizes information regarding our RSUs for the year ended December 31, 2023:

	Total Restricted Stock Units (in millions)	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2022	1.3	$31.09
RSUs granted	1.1	$21.02
RSUs vested	(0.7)	$28.93
RSUs forfeited or canceled	(0.2)	$25.70
Nonvested at December 31, 2023	1.5	$25.43
The total fair value of shares at vesting date during the years ended December 31, 2023, 2022 and 2021 was $13 million, $12 million and $12 million, respectively.
Stock Options
The exercise price of stock options is set at the closing price of our common stock on the grant date, and the related number of shares granted is fixed at that point in time. Awards expire 10 years from the date of grant. The following table summarizes information regarding our stock options for the year ended December 31, 2023:

	Shares Subject to Outstanding Options (in millions)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	12.0	$21.77
Options granted	2.9	$21.21
Options exercised	(0.3)	$10.08
Options forfeited or canceled	(1.1)	$29.26
Outstanding at December 31, 2023	13.5	$21.31	7.05	$39
Options vested and expected to vest as of December 31, 2023	13.5	$21.31	7.05	$39
Options exercisable as of December 31, 2023	9.0	$19.41	6.38	$38
During the years ended December 31, 2023, 2022 and 2021, the intrinsic value of shares exercised was $3 million, $26 million, and $17 million, respectively.

Valuation Assumptions for Stock Options and Employee Stock Purchase Plan
We utilize the Black-Scholes pricing model to estimate the fair value of stock options and shares issued under our 2018 ESPP. The following table summarizes the key assumptions used to calculate the fair value and the resulting weighted-average grant date fair value of stock options granted:

	Year Ended December 31,
Stock Options	2023	2022	2021
Weighted average closing price of our common stock on grant date	$21.21	$30.37	$33.03
Risk-free interest rate	3.6% - 4.6%	2.4% - 4.0%	1.0% - 1.4%
Expected term (in years)	6.02	6.02	6.02
Volatility	77.7% - 79.1%	76.5% - 79.3%	75.3% - 77.6%
Dividend yield	0%	0%	0%
Weighted average fair value of stock options granted	$14.81	$20.75	$22.05

	Year Ended December 31,
ESPP	2023	2022	2021
Risk-free interest rate	4.3% - 5.4%	1.6% - 4.7%	—% - 0.6%
Expected term (in years)	0.5 - 2.0	0.5-2.0	0.5-2.0
Volatility	61.1% - 86.9%	68.9% - 82.5%	61.2% - 95.7%
Dividend yield	0%	0%	0%
Weighted average closing price of our common stock on grant date — Our awards are valued based on the closing price of our common stock on the grant date.
Risk-free interest rate — The risk-free rate assumption is based on the U.S. treasury yield in effect at the time of grant for instruments with maturities similar to the expected term of our stock options.
Expected term — We use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years).
Volatility — Our estimate of expected volatility is based on the historical volatility of our common stock price. Prior to 2023, due to our limited operating history and a lack of company specific historical and implied volatility data, our estimate of expected volatility included the historical volatility of a group of similar publicly traded companies. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.
Dividend yield — We have not issued any dividends in our history and do not expect to issue dividends over the life of the options.
Note 9. Defined Contribution Plan
We have a 401(k) defined contribution plan for all our employees which allows tax-deferred salary deductions. The Company matches, at its discretion, employee contributions. For the years ended December 31, 2023, 2022, and 2021, we made contributions of $3 million, $2 million and $1 million, respectively, to the plan.

Note 10. Cash, cash equivalents and marketable securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the fair value of our cash, cash equivalents and marketable securities, all of which are considered available for sale, by type of securities (in millions):

Types of securities as of December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$85	$—	$—	$85
U.S. treasury securities	213	1	(1)	213
Corporate securities and commercial paper	471	—	—	471
U.S. government agency securities	90	—	—	90
Certificate of deposit	7	—	—	7
Total cash, cash equivalents and marketable securities	$866	$1	$(1)	$866

Types of securities as of December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$169	$—	$—	$169
U.S. treasury securities	317	—	(3)	314
Corporate securities and commercial paper	635	—	(4)	631
U.S. government agency securities	20	—	—	20
Certificate of deposit	4	—	—	4
Total cash, cash equivalents and marketable securities	$1,145	$—	$(7)	$1,138
The following table summarizes the fair values of our cash, cash equivalents and marketable securities by location in the Consolidated Balance Sheets and contractual maturity (in millions):

	Contractual Maturity	As of December 31,
Location in Consolidated Balance Sheets		2023	2022
Cash and cash equivalents	—	$127	$206
Marketable securities	Within one year	632	803
Long-term marketable securities	Between one and three years	107	129
Total cash, cash equivalents and marketable securities		$866	$1,138
Realized gains or losses recognized on the sale of available-for-sale marketable securities were not material for the years ended December 31, 2023, 2022 and 2021. Realized gains and losses are included in Interest and other income, net, in the Consolidated Statements of Operations. The cost of a security sold is determined using the specific-identification method.
We limit the credit risk associated with our investments by placing them with banks and institutions we believe are highly credit worthy and investing in highly rated investments. We held a total of 105 and 219 positions in securities which were in unrealized loss positions as of December 31, 2023 and 2022, respectively. We do not intend to sell our securities with unrealized loss positions and have concluded we will not be required to sell the securities before recovery of the amortized cost for the investment at maturity. No credit related losses have been recognized for any of the periods presented.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets to the total shown in the Consolidated Statements of Cash Flows (in millions):

	As of December 31,
	2023	2022
Cash and cash equivalents	$127	$206
Restricted cash (included in Other noncurrent assets)	3	3
Total cash, cash equivalents and restricted cash	$130	$209
Restricted cash at December 31, 2023 and 2022 represents cash balances held as security in connection with our facility lease agreements.
Note 11. Property and equipment
Property and equipment, net was all located in the United States and consisted of the following (in millions):

	Useful Life (in years)	As of December 31,
		2023	2022
Leasehold improvements	5-10	$54	$34
Scientific equipment	5	24	17
Furniture and equipment	3-5	3	3
Construction in progress	—	1	4
Property and equipment, gross		82	58
Less: Accumulated depreciation and amortization		(31)	(23)
Property and equipment, net		$51	$35
Note 12. Consolidated balance sheet components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	As of December 31,
	2023	2022
Prepaid expenses and other assets	$30	$15
Accrued interest receivable	4	4
Total prepaid expenses and other current assets	$34	$19
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	As of December 31,
	2023	2022
Accrued research and development	$36	$45
Accrued personnel expenses	26	25
Current portion of lease liabilities	11	3
Other	3	3
Total other current liabilities	$76	$76

Note 13. Leases
We lease our corporate headquarters, which includes approximately 151,000 square feet of executive offices, R&D, and business operations, in Hayward, California. We also lease approximately 109,000 square feet of office space in Brisbane, California. Both leases: are non-cancelable; extend through 2031; have two options, at our sole discretion, to extend each lease term for a period of eight years; and require monthly lease payments that are subject to annual increases throughout the lease term.
Our sublease of approximately 31,000 square feet of our Brisbane office to another company commenced in October 2023. This sublease included a tenant improvement allowance to be paid by us of $9 million, of which approximately $1 million was outstanding at December 31, 2023. Under the terms of the agreement, we will receive sublease payments of approximately $3 million per year, beginning in 2024. For the year ended December 31, 2023, we recorded gross sublease income of $1 million. Income from the sublease is recognized on a straight-line basis as reduction of rent expense within G&A. This sublease is non-cancelable and extends through 2028, with the sublessee having options to extend the lease term.
At December 31, 2023 and 2022, our lease portfolio had a weighted average remaining term of 8 years and 9 years, respectively, and a weighted average discount rate of 5.2% for both periods.
The following table summarizes information related to our leases, all of which are classified as operating (in millions):

	As of December 31,
Location in Consolidated Balance Sheets	2023	2022
Assets:
Other noncurrent assets - right-of-use assets	$92	$100
Liabilities:
Other current liabilities - net current operating lease liabilities	$11	$3
Other noncurrent liabilities - noncurrent operating lease liabilities	$110	$117
For the years ended December 31, 2023, 2022 and 2021, we incurred lease expense of $18 million, $18 million, and $7 million, respectively. Lease costs include rent expense, which consists primarily of our proportionate share of operating expenses, property taxes, and insurance which we have elected to include in lease costs.
The following table summarizes our cash and non-cash information related to our operating leases (in millions):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities	$15	$11	$5
Cash received from tenant improvement allowances	$9	$8	$3
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3	$95
Recognition of tenant improvement allowance receivable included in Other current liabilities	$4	$6	$11

The following table summarizes our future minimum lease payments at December 31, 2023 (in millions):

Year Ending December 31,	Operating Leases
2024	$17
2025	17
2026	17
2027	18
2028	19
Thereafter	61
Total undiscounted future minimum lease payments	$149
Less: Imputed interest	(28)
Total present value of lease liabilities	$121
As of December 31, 2023, we have provided deposits for letters of credit totaling $3 million to secure our obligations under our leases, which are included in Other noncurrent assets on the Consolidated Balance Sheet.
Note 14. Stockholders’ equity
Common Stock
We are authorized to issue up to 400.0 million shares of common stock.
Gilead Stock Purchase Agreement
In 2021, under the First Stock Purchase Agreement, Gilead purchased 5.7 million shares of our common stock at a price of $39.00 per share for total gross proceeds of $220 million.
In 2023, under the Second Stock Purchase Agreement, Gilead purchased 1.0 million shares of our common stock at the closing day purchase price of $19.26 per share for total gross proceeds of $20 million.
On January 29, 2024, under the Third Stock Purchase Agreement Amendment, Gilead purchased 15.2 million shares of our common stock at a price of $21.00 per share for total gross proceeds of $320 million.
At-the Market Facility
In 2023, we entered into an equity distribution agreement pursuant to which we may, from time to time, sell shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $200 million. During the year ended December 31, 2023, we issued and sold under this agreement 0.2 million shares of our common stock for total net proceeds of $5 million.
Preferred Stock
We have authorized 10.0 million shares of preferred stock, par value $0.0001. There was no preferred stock outstanding as of December 31, 2023 and 2022.
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
The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

Fair value measurement as of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$85	$—	$—	$85
U.S. treasury securities	—	213	—	213
Corporate securities and commercial paper	—	471	—	471
U.S. government agency obligations	—	90	—	90
Certificate of deposit	—	7	—	7
Total assets measured at fair value	$85	$781	$—	$866

Liabilities
Liability for sale of future royalties	$—	$—	$19	$19
Total liabilities measured at fair value	$—	$—	$19	$19

Fair value measurement as of December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$169	$—	$—	$169
U.S. treasury securities	—	314	—	314
Corporate securities and commercial paper	—	631	—	631
U.S. government agency obligations	—	20	—	20
Certificate of deposit	—	4	—	4
Total assets measured at fair value	$169	$969	$—	$1,138

Liabilities
Liability for sale of future royalties	$—	$—	$17	$17
Total liabilities measured at fair value	$—	$—	$17	$17
Liability for sale of future royalties
In 2021, we entered into an agreement with BVF, under which BVF funded the discovery and development of compounds for the treatment of inflammatory diseases (the "BVF Program") for $15 million in non-refundable payments which were paid in 2021 and 2022. In return, we are obligated to perform R&D activities in the BVF Program; make contingent payments upon the achievement of certain clinical and regulatory milestones of up to $73 million or $160 million depending on whether the BVP Program is solely developed by us or with Gilead if they opt-in under the Gilead Collaboration Agreement; and pay mid- to high-single digit royalties on any net product sales generated by the BVF Program.
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

During the second quarter of 2023, new preclinical information from our BVF Program led to revised assumptions which decreased the estimated probabilities of success and delayed the projected timing of achieving specified development, regulatory and commercial milestones and commercial sales. These changes in estimates are accounted for prospectively and resulted in a decrease in the imputed effective interest rate on the unamortized portion of the liability to 10.1% commencing with the quarter ended June 30, 2023, compared to 20.6% for the quarters ended March 31, 2023 and prior. The impact of this change on the non-cash interest expense for the year ended December 31, 2023 was not material when compared to the prior year periods. The liability for sale of future royalties is reported in Other noncurrent liabilities in the Consolidated Balance Sheets and changes were as follows (in millions):

	Year Ended December 31
	2023	2022
Beginning balance	$17	$5
Cash received	—	10
Interest accretion	2	2
Ending balance	$19	$17
Note 16. Commitments
Standby Letters of Credit
We have standby letters of credit up to an aggregate of $3 million provided as collateral for our leases. The letters of credit are secured by $3 million in deposits classified as restricted cash and included in Other noncurrent assets on the Consolidated Balance Sheet. At December 31, 2023 the standby letters of credit were not drawn down.
Purchase Commitments
We have contractual arrangements with CROs and suppliers. These contracts are generally cancellable on 30 days’ notice and the obligations under these contracts arise as the services are performed.
Indemnification
As permitted under Delaware law and in accordance with our bylaws, we are required to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our directors and officers. We believe the fair value of the indemnification rights and agreements is minimal and accordingly, we have not recorded any liabilities as of December 31, 2023 and 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 ("Exchange Act") reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated − Framework (2013).
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
1.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
2.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and
3.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on our evaluation under the framework in Internal Control − Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and have issued a report on our internal control over financial reporting as of December 31, 2023. Their report on the audit of internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arcus Biosciences, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arcus Biosciences, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arcus Biosciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Mateo, California
February 21, 2024

Item 9B. Other Information
Arcus Biosciences, Inc. Severance Benefits Plan
On February 20, 2024, the Compensation Committee of our board of directors (the "Committee") approved and adopted the Arcus Biosciences, Inc. Severance Benefits Plan (the "Plan"), which provides severance benefits to certain of our employees in the event of a qualifying termination of employment.
Under the terms of the Plan, in the event of termination of an eligible employee (other than for cause or due to death or disability), or such eligible employee’s resignation for good reason ("Involuntary Termination"), an eligible employee will be entitled to receive: (a) a cash lump-sum payment equal to the eligible employee's base salary, pro-rated for six or twelve months, based on the eligible employee's benefits tier ("Severance Period") and (b) continued Company-paid coverage under our benefit plans, subject to timely COBRA election, during the Severance Period (or until the expiration of the eligible employee's continuation coverage under COBRA or the eligible employee secures employment with similar benefits). In the event such Involuntary Termination occurs within twelve months of a change in control, (a) the Severance Period will be increased to twelve or twenty-four months, based on the eligible employee's benefits tiers, (b) an eligible employee will also be entitled to receive 100% of their target annual bonus for the year of termination and (c) all of the eligible employee’s then outstanding equity awards will vest. Our named executive officers will participate in the Plan and will have a Severance Period of twelve months or, in the event of an Involuntary Termination within twelve months of a change in control, twenty-four months.
All payments and other benefits under the Plan are subject to the effectiveness of a waiver and release of claims in our favor. Additionally, the benefits provided under the Plan are subject to an eligible employee’s continuing compliance with the terms of any proprietary information and inventions assignment agreement. The benefits provided under the Plan will generally supersede any other change in control or severance benefit plan or agreement previously entered into by us and an eligible employee.
The foregoing description of the Plan is qualified in its entirety by reference to the full text of the Plan, a copy of which is filed as Exhibit 10.4 to this Annual Report on Form 10-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth in our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2023 (our “Proxy Statement”) and is incorporated into this Annual Report on Form 10-K by reference, specifically:
•Information regarding our directors and any persons nominated to become a director, as well as with respect to some other required board matters, is set forth under Proposal 1 entitled “Election of Directors” and under the caption “Corporate Governance.”
•Information regarding our audit committee and our designated “audit committee financial expert” is set forth under the caption “Corporate Governance.”
•Information regarding Section 16(a) beneficial ownership reporting compliance, if any, will be set forth under the caption “Delinquent Section 16(a) Reports.”
•Information regarding procedures by which stockholders may recommend nominees to our board of directors is set forth under the caption “Nominating and Corporate Governance Committee” under “Corporate Governance.”
•Information regarding our executive officers is set forth under “Executive Officers."
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements
See Index to Consolidated Financial Statements at Item 8 herein.
(2)Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)Exhibits.
See Exhibit Index following Item 16 below.
Item 16. Form 10-K Summary
None.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-38419	3.1	May 9, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38419	3.1	May 26, 2020
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Description of Common Stock.	10-K	001-38419	4.3	February 25, 2021
10.1	Compensation Program for Non-Employee Directors	8-K	001-38419	10.1	June 16, 2023
10.2A	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223086	10.1	February 16, 2018
10.3A	Arcus Biosciences, Inc. Management Cash Incentive Plan.	S-1	333-223086	10.13	February 16, 2018
10.4A*	Arcus Biosciences, Inc. Severance Benefits Plan.
10.5A	Amended and Restated Letter Agreement, dated February 14, 2018, between the Registrant and Terry Rosen, Ph.D.	S-1	333-223086	10.5	February 16, 2018
10.6A	Amended and Restated Letter Agreement, dated February 14, 2018, between the Registrant and Juan Carlos Jaen, Ph.D.	S-1	333-223086	10.6	February 16, 2018
10.7A	Offer letter by and between Arcus Biosciences, Inc. and Jennifer Jarrett dated September 10, 2020.	10-Q	001-38419	10.2	November 5, 2020
10.8A	Offer letter by and between Arcus Biosciences, Inc. and Robert C. Goeltz II dated June 30, 2020.	10-Q	001-38419	10.1	November 5, 2020
10.9A	Letter Agreement, dated July 25, 2022, between the Registrant and Dimitry S.A. Nuyten, MD., Ph.D.	10-Q	001-38419	10.3	November 2, 2022
10.10A	Arcus Biosciences, Inc. 2015 Stock Plan and forms of agreements thereunder.	S-1/A	333-223086	10.2	March 5, 2018
10.11A	Arcus Biosciences, Inc. 2018 Equity Incentive Plan (including form agreements for use before January 1, 2021).	S-1/A	333-223086	10.3	March 5, 2018
10.12A	Form of Stock Option Notice and Agreement under 2018 Equity Incentive Plan (for use from January 1, 2021).	10-K	001-38419	10.36	February 25, 2021
10.13A	Form of RSU Notice and Agreement under 2018 Equity Incentive Plan (for use from January 1, 2021).	10-K	001-38419	10.37	February 25, 2021
10.14A	Arcus Biosciences, Inc. 2018 Employee Stock Purchase Plan.	S-1/A	001-38419	10.4	March 5, 2018
10.15A	Arcus Biosciences, Inc. Amended and Restated 2020 Inducement Plan.	10-K	001-38419	10.18	February 23, 2022
10.16A	Form of Stock Option Grant Notice (2020 Inducement Plan).	10-K	001-38419	10.26	March 5, 2020
10.17A	Form of Restricted Stock Unit Grant Notice (2020 Inducement Plan).	10-K	001-38419	10.27	March 5, 2020

10.18	Lease, dated September 30, 2015, between the Registrant and Hayward Point Eden I Limited Partnership, as amended on July 22, 2016 and October 12, 2017.	S-1	333-223086	10.8	February 16, 2018
10.19	Third Amendment dated June 26, 2020 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.	10-Q	001-38419	10.4	August 6, 2020
10.20	Fourth Amendment dated October 16, 2020 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.	10-Q	001-38419	10.3	November 5, 2020
10.21	Fifth Amendment dated April 1, 2021 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.	10-Q	001-38419	10.2	May 5, 2021
10.22B	License Agreement, dated December 8, 2016, between Arcus Biosciences, Inc. and Abmuno Therapeutics LLC.	S-1	333-223086	10.10	February 16, 2018
10.23B	License Agreement, dated August 16, 2017, between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	S-1	333-223086	10.11	February 16, 2018
10.24C	Amendment No. 1 dated June 27, 2019 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-Q	001-38419	10.2	August 6, 2019
10.25C	Amendment No. 2 dated March 2, 2020 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-K	001-38419	10.28	March 5, 2020
10.26C	Amendment No. 3 dated May 10, 2021 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-Q	001-38419	10.2	August 5, 2021
10.27C	Amendment No. 4 dated December 30, 2022 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-K	001-38419	10.28	February 28, 2023
10.28	Assignment Agreement dated November 10, 2020 by and among Arcus Biosciences, Inc., WuXi Biologics (Cayman) Inc. and WuXi Biologics Ireland Limited to the License Agreement dated August 16, 2017.	10-K	001-38419	10.35	February 25, 2021
10.29B	Option and License Agreement, dated September 19, 2017, between Arcus Biosciences, Inc. and Taiho Pharmaceutical Co., Ltd.	S-1	333-223086	10.12	February 16, 2018
10.30B	Amendment No. 1 to Option and License Agreement, dated September 19, 2017, between Arcus Biosciences, Inc. and Taiho Pharmaceutical Co, Ltd.	10-Q	001-38419	10.1	November 8, 2018
10.31C	Memorandum, dated July 27, 2023, between Arcus Biosciences, Inc. and Taiho Pharmaceutical Co., LTD.	10-Q	001-38419	10.1	November 7, 2023

10.32C	Option, License and Collaboration Agreement dated May 27, 2020 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	10-Q	001-38419	10.1	August 6, 2020
10.33C	Amendment No. 1 to the Option, License and Collaboration Agreement between Arcus Biosciences, Inc. and Gilead Sciences, Inc., dated November 17, 2021	10-K	001-38419	10.34	February 23, 2022
10.34C	Amendment No. 2 to the Option, License and Collaboration Agreement between Arcus Biosciences, Inc. and Gilead Sciences, Inc., dated May 15, 2023.	10-Q	001-38419	10.1	August 7, 2023
10.35C*	Amendment No. 3 to the Option, License and Collaboration Agreement between Arcus Biosciences, Inc. and Gilead Sciences, Inc., dated January 29, 2024.
10.36C	Letter Agreement with Gilead Sciences, Inc., dated July 1, 2022.	10-Q	001-38419	10.2	August 3, 2022
10.37C	Third Amended and Restated Common Stock Purchase Agreement, dated January 29, 2024 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	SC 13D/A	005-90423	99.1	January 31, 2024
10.38C	Amended and Restated Investor Rights Agreement dated January 29, 2024 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	SC 13D/A	005-90423	99.2	January 31, 2024
10.39	Equity Distribution Agreement, dated as of February 28, 2023, by and among the Registrant, Goldman Sachs & Co. LLC and SVB Securities LLC.	S-3	333-270132	1.2	February 28, 2023
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page to this Annual Report).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Compensation Clawback Policy.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
_____________________________________________________________________
*Filed herewith.
AIndicates management contract or compensatory plan or arrangement.
BThe Company has been granted confidential treatment for certain portions of this exhibit. The omitted portions have been filed separately with the SEC.
CThis exhibit omits certain information the Company deems immaterial and either of the type that it treats as confidential or would be competitively harmful if disclosed.
†This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCUS BIOSCIENCES, INC.

Date: February 21, 2024	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Terry Rosen, Ph.D. and Robert C. Goeltz II, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Terry Rosen	Chief Executive Officer and Director	February 21, 2024
Terry Rosen, Ph.D.	(Principal Executive Officer)
/s/ Robert C. Goeltz II	Chief Financial Officer	February 21, 2024
Robert C. Goeltz II	(Principal Financial Officer)
/s/ Alexander Azoy	Chief Accounting Officer	February 21, 2024
Alexander Azoy	(Principal Accounting Officer)
/s/ Kathryn Falberg	Director	February 21, 2024
Kathryn Falberg
/s/ Linda Higgins	Director	February 21, 2024
Linda Higgins, Ph.D.
/s/ Yasunori Kaneko	Director	February 21, 2024
Yasunori Kaneko, M.D.
/s/ David Lacey	Director	February 21, 2024
David Lacey, M.D.
/s/ Nicole Lambert	Director	February 21, 2024
Nicole Lambert
/s/ Patrick Machado	Director	February 21, 2024
Patrick Machado, J.D.
/s/ Johanna Mercier	Director	February 21, 2024
Johanna Mercier
/s/ Merdad Parsey	Director	February 21, 2024
Merdad Parsey, M.D., Ph.D.
/s/ Andrew Perlman	Director	February 21, 2024
Andrew Perlman, M.D., Ph.D.
/s/ Antoni Ribas	Director	February 21, 2024
Antoni Ribas, M.D., Ph.D.