Form 10-Q
period 2024-03-31
Arcus Biosciences, Inc.
filed 2024-05-08
CIK 1724521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2024, the registrant had 90,953,011 shares of common stock, $0.0001 par value per share, outstanding.

ARCUS BIOSCIENCES, INC.

RISK FACTOR SUMMARY

The following is a summary of the key risks and uncertainties that make an investment in our securities speculative and risky. The below summary does not contain all of the information that may be important to you, and you should read this summary together with the more detailed description of the risks set forth under "Part II. Item 1A. Risk Factors" of the Quarterly Report.
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
Risks Related to Reliance on Third Parties, Manufacturing and Commercialization
•If our collaboration with Gilead Sciences, Inc. ("Gilead") is not successful, our business could be adversely affected.
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
•Our investigational products may never be approved or commercialized outside the United States ("U.S."), which would limit our ability to realize their full market potential.
Risks Related to In-Licenses, Strategic Arrangements and Intellectual Property
•We are currently party to several in-license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our investigational products. If we breach our obligations
i

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
•Changes in patent law in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our investigational products.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
License and development services revenue (Includes $131 and $17 from a related party)	$135	$17
Other collaboration revenue (Includes $10 and $8 from a related party)	10	8
Total revenues	145	25

Operating expenses:
Research and development (Net of recoveries of $16 and $33 from a related party)	109	81
General and administrative	32	30
Impairment of long-lived assets (see Note 11, Leases)	20	—
Total operating expenses	161	111

Loss from operations	(16)	(86)

Non-operating income (expense):
Interest and other income, net	13	9
Effective interest on liability for sale of future royalties	(1)	(1)
Total non-operating income, net	12	8

Loss before income taxes	(4)	(78)

Income tax expense	—	(2)

Net loss	$(4)	$(80)

Net loss per share:
Basic and diluted	$(0.05)	$(1.09)

Shares used to compute net loss per share:
Basic and diluted	86.2	73.0
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(4)	$(80)

Other comprehensive income (loss)	(1)	3

Comprehensive loss	$(5)	$(77)
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$185	$127
Marketable securities	810	632
Receivable from collaboration partners ($21 and $20 from a related party)	35	38
Prepaid expenses and other current assets	34	34
Total current assets	1,064	831

Long-term marketable securities	100	107
Property and equipment, net	51	51
Other noncurrent assets ($— and $6 from a related party)	78	106
Total assets	$1,293	$1,095

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16	$17
Deferred revenue ($112 and $84 to a related party)	124	91
Other current liabilities	64	76
Total current liabilities	204	184

Deferred revenue, noncurrent ($209 and $291 to a related party)	242	307
Other noncurrent liabilities	140	142

Commitments

Stockholders’ equity:
Common stock and additional paid-in capital: $0.0001 par value per share; 400.0 shares authorized; 90.9 shares in 2024 and 75.5 shares in 2023 issued and outstanding	1,561	1,311
Accumulated deficit	(853)	(849)
Accumulated other comprehensive loss	(1)	—
Total stockholders’ equity	707	462
Total liabilities and stockholders’ equity	$1,293	$1,095
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2022	72.9	$1,206	$(542)	$(7)	$657
Issuance of common stock in connection with our equity award programs	0.2	1	—	—	1
Stock-based compensation	—	19	—	—	19
Other comprehensive income	—	—	—	3	3
Net loss	—	—	(80)	—	(80)
Balance at March 31, 2023	73.1	$1,226	$(622)	$(4)	$600

Balance at December 31, 2023	75.5	$1,311	$(849)	$—	$462
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 12, Stockholders' Equity)	15.2	228	—	—	228
Issuance of common stock in connection with our equity award programs	0.2	2	—	—	2
Stock-based compensation	—	20	—	—	20
Other comprehensive loss	—	—	—	(1)	(1)
Net loss	—	—	(4)	—	(4)
Balance at March 31, 2024	90.9	$1,561	$(853)	$(1)	$707
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net loss	$(4)	$(80)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	20	19
Depreciation and amortization	3	2
Noncash lease expense	2	2
Impairment of long-lived assets	20	—
Amortization of discounts on marketable securities	(6)	(4)
Other items, net	—	1
Changes in operating assets and liabilities:
Receivable from collaboration partners (($1) and $6 from a related party)	13	6
Other assets ($6 and ($1) from a related party)	5	(8)
Accounts payable	(1)	10
Deferred revenue (($54) and ($25) to a related party)	(42)	(25)
Other liabilities	(12)	(21)
Net cash used in operating activities	(2)	(98)

Cash flow from investing activities
Purchases of marketable securities	(387)	(154)
Proceeds from maturities of marketable securities	222	284
Proceeds from sales of marketable securities	—	2
Purchases of property and equipment	(4)	(3)
Net cash provided by (used in) investing activities	(169)	129

Cash flow from financing activities
Proceeds from issuance of common stock ($228 and $— from a related party)	228	—
Proceeds from issuance of common stock pursuant to equity award plans	1	1
Net cash provided by financing activities	229	1
Net increase in cash, cash equivalents and restricted cash	58	32
Cash, cash equivalents and restricted cash at beginning of period	130	209
Cash, cash equivalents and restricted cash at end of period	$188	$241

Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in Accounts payable and Other current liabilities	$1	$4
See accompanying notes.

ARCUS BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization, liquidity and capital resources
Organization
Arcus Biosciences, Inc. (referred to as "Arcus," "we," "our," "us," or the "Company") is a clinical-stage biopharmaceutical company focused on creating best-in-class therapies. Using our robust and highly efficient drug discovery capability, we have created a significant portfolio of investigational products which are in clinical development, with our most advanced molecule, an anti-TIGIT antibody, now in multiple Phase 3 registrational studies targeting lung and gastrointestinal cancers. Our deep portfolio of novel small molecules and enabling antibodies allows us to create highly differentiated therapies, which we are developing to treat multiple large indications.
We operate and manage our business as one reportable and operating segment, which is the business of developing and commercializing highly differentiated therapies that have a meaningful impact on patients.
Liquidity and Capital Resources
As of March 31, 2024, we had cash, cash equivalents and marketable securities of $1.1 billion, which we believe will be sufficient to fund our planned operations for a period of at least twelve months following the date of filing of this report.
Note 2. Summary of significant accounting policies
Basis of Presentation
These interim financial statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 21, 2024. There have been no significant changes to our accounting policies as described in Note 2, Summary of significant accounting policies, in the notes to the Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.
These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and include all normal and recurring adjustments that management believes are necessary for a fair presentation of the periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.
Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future period.
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

Note 3. Related party - Gilead Sciences, Inc.
In 2020, we and Gilead entered into an Option, License and Collaboration Agreement (the "Gilead Collaboration Agreement"), Common Stock Purchase Agreement (the "Stock Purchase Agreement"), and Investor Rights Agreement (the "Investor Rights Agreement"). In 2021, we amended the Gilead Collaboration Agreement (the "First Gilead Collaboration Agreement Amendment") and the Stock Purchase Agreement (the "First Stock Purchase Agreement Amendment"). In 2022, we amended the Investor Rights Agreement (the "First Investor Rights Agreement Amendment"). In 2023, we further amended the Gilead Collaboration Agreement (the "Second Gilead Collaboration Agreement Amendment") and the Stock Purchase Agreement (the "Second Stock Purchase Agreement Amendment"). In January 2024, we further amended the Gilead Collaboration Agreement (the "Third Gilead Collaboration Agreement Amendment"), amended and restated our stock purchase agreements (the "Third Stock Purchase Agreement Amendment") and amended and restated our investor rights agreement (the "Second Investor Rights Agreement Amendment"). We refer to these agreements collectively as the Gilead Agreements.
Stock Purchase and Investor Rights Agreements
In June 2023, under the Second Stock Purchase Agreement Amendment, Gilead purchased 1.0 million shares of our common stock for total gross proceeds of $20 million.
In January 2024, under the Third Stock Purchase Agreement Amendment, Gilead purchased 15.2 million shares of our common stock for total gross proceeds of $320 million, of which $87 million was determined to be a premium on the purchase of common stock and allocated to the performance obligations under the Third Gilead Collaboration Agreement Amendment, see Note 5, Revenues.
Gilead has the right, at its option until July 2025, to purchase up to a maximum of 35% of the Company’s then-outstanding voting common stock, at a purchase price equal to the greater of a 20% premium to market (based on a trailing five-day average closing price at option exercise) or the $33.54 initial purchase price. Based on the value of our common stock at each contract closing, the right to purchase additional shares had no value. Under the Investor Rights Agreement entered into in 2020 and subsequently amended, Gilead has: the right to designate three members of our board of directors; registration rights for shares that it purchases; and pro rata participation rights in certain future financings. Gilead has exercised its rights to appoint all three board members and we have registered all shares purchased to date.
As of March 31, 2024, Gilead held approximately 33.1% of our outstanding common stock arising from purchases in our May 2020 public offering and purchases under the Stock Purchase Agreement and the related amendments.
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

For each program that Gilead opts in to, both companies will co-develop and equally share global development costs, subject to certain opt-out rights that we have, caps on our spending and related subsequent adjustments, and certain other exceptions. For each program, provided we have not exercised our opt-out rights, we have the option to co-promote in the U.S. with equal sharing of related profits and losses. Gilead has the right to exclusively commercialize outside of the U.S., subject to the rights of our existing partners in any territories and will pay us tiered royalties as a percentage of revenues ranging from the high teens to the low twenties.
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
In May 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities. We will receive an upfront payment of $17.5 million for each initiated program and Gilead will have an option to license each program at two separate, prespecified time points. For the first two research programs, Gilead has the right to exercise its option, on a program-by-program basis, either (i) upon our completion of certain IND-enabling activities for an option payment of $45 million or (ii) following the achievement of a clinical development milestone for an option payment of $150 million. If Gilead exercises its option at the earlier time point for the first two programs, we would be eligible to receive up to $375 million in regulatory and commercial milestone payments as well as tiered royalties for each optioned program. For any other program option exercise by Gilead, the parties would have rights to co-develop and share global development costs and to co-commercialize and share profits in the U.S. for that program. We received a total upfront payment of $35 million for an initial two research programs in June 2023. For the other two research programs, Gilead’s options expire unless the programs are selected prior to May 2024.
In January 2024, we entered into the Third Gilead Collaboration Agreement Amendment. The Third Gilead Collaboration Agreement Amendment, among other things, (i) requires Gilead to pay the $100 million option continuation payment due on the fourth anniversary of the Gilead Collaboration Agreement, (ii) provides that we will operationalize and fund a Phase 3 study we plan to initiate to evaluate quemliclustat in pancreatic cancer subject to Gilead’s right to reinstate the study as part of the parties’ joint development activities upon regulatory approval, (iii) provides that we will solely fund our share of PACIFIC-8, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program in the first quarter of 2026, and (iv) provides that we will fund certain other activities. All other terms of the existing collaboration agreements, remain unchanged.
As of March 31, 2024, Gilead has licenses to domvanalimab, AB308, etrumadenant, quemliclustat and zimberelimab.
For the three months ended March 31, 2024 and 2023, we recognized revenue under the Gilead Agreements of $141 million and $25 million, respectively, and net reimbursements from Gilead recognized as reductions in research and development ("R&D") expense of $16 million and $33 million, respectively.
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
Gilead Collaboration
See Note 3, Related party - Gilead Sciences, Inc.
Taiho Collaboration
In 2017, we entered into an agreement with Taiho Pharmaceutical Co., Ltd (“Taiho”) under which we granted them exclusive options to programs arising over a five-year period which ended in September 2022 for an upfront payment of $35 million. Upon an option exercise of a program, Taiho would obtain exclusive development and commercialization rights to investigational products under the program for the Taiho Territory.
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
As of March 31, 2024, Taiho has licenses for the Taiho Territory to (i) etrumadenant (the adenosine receptor antagonist program); (ii) zimberelimab (the anti PD-1 program); and (iii) domvanalimab and AB308 (the anti-TIGIT program).
During 2022, Taiho opted to participate in two global Phase 3 trials of domvanalimab and zimberelimab combinations, STAR-121 and STAR-221, and became obligated to make certain milestone payments contingent upon successfully satisfying the related clinical milestones. During the quarter ended September 30, 2023, the clinical milestones for domvanalimab and zimberelimab for the STAR-221 study were met and Taiho became obligated to pay us $28 million which was fully received as of March 31, 2024. In January 2024, the clinical milestones for domvanalimab and zimberelimab for the STAR-121 study were met and Taiho became obligated to pay us $26 million of which $16 million has been received as of March 31, 2024 with the remaining $10 million due in the first quarter of 2025.
For the three months ended March 31, 2024, we recognized revenue of $4 million under this arrangement. For a more detailed discussion on revenues see Note 5, Revenues. For the three months ended March 31, 2024, we recognized net reimbursements from Taiho as a reduction in R&D expense of $3 million.
At March 31, 2024 and December 31, 2023, we had $10 million and $14 million, respectively, recorded in Receivable from collaboration partners on our Condensed Consolidated Balance Sheets.
AstraZeneca Collaboration
In 2020, we entered into a collaboration with AstraZeneca to evaluate domvanalimab, our investigational anti-TIGIT antibody, in combination with AstraZeneca’s durvalumab in a registrational Phase 3 clinical trial in patients with unresectable Stage 3 NSCLC, known as the PACIFIC-8 trial. The terms of this agreement were amended in January 2024. Under the collaboration, as amended, each company will retain existing rights to their respective molecules and any future commercial economics. AstraZeneca will conduct the trial, and each company will supply their respective investigational product to support the trial. We may incur milestones of up to $24 million upon the achievement of certain clinical trial progress milestones or under certain circumstances if the agreement is terminated early and we will reimburse AstraZeneca annually for a portion of the trial costs. The portion of the costs that we consider to be unavoidable are accrued as incurred and milestones that are deemed probable of occurring are accrued in advance of the achievement of the milestone.
For the three months ended March 31, 2024 and 2023, we recognized as R&D expense $3 million and $2 million, respectively under this arrangement. At March 31, 2024, we have recognized a liability of $2 million related to our obligation to AstraZeneca, which are recorded in Other current liabilities. At March 31, 2024 and December 31, 2023, we have recognized liabilities of $12 million and $11 million, respectively, related to our obligation to AstraZeneca which is recorded in Other noncurrent liabilities on our Condensed Consolidated Balance Sheets.

Prior to January 2024, the PACIFIC-8 trial formed part of the Arcus and Gilead joint development program for domvanalimab and our portion of the trial costs were shared with Gilead. At December 31, 2023, we had recognized amounts due from Gilead for these shared costs of $6 million, recorded in Other noncurrent assets on our Condensed Consolidated Balance Sheet. Under the Third Gilead Collaboration Agreement Amendment, we agreed to solely fund our share of PACIFIC-8, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program in the first quarter of 2026. For the three months ended March 31, 2024, we incurred $6 million of R&D expense reflecting our additional share of incurred costs.
WuXi Biologics License - anti-PD-1
In 2017, we entered into an agreement with WuXi Biologics Ireland Limited ("WuXi Biologics") which, as amended, provides us with exclusive rights to (i) develop, use and manufacture products that include an anti-PD-1 antibody, including zimberelimab, worldwide and (ii) commercialize any such products worldwide, except in Greater China. Under the agreement, as of March 31, 2024, we may incur (i) regulatory milestone payments of up to $50 million for zimberelimab, and commercialization milestone payments of up to $375 million, (ii) tiered royalties that range from the high single-digits to low teens on net sales of the licensed products and (iii) fees related to any sublicenses.
For the three months ended March 31, 2024 and 2023, we did not have any milestones or royalties due under this arrangement.
WuXi Biologics License - anti-CD39
In 2020, we entered into an agreement with WuXi Biologics, under which we obtained the exclusive worldwide license to develop and commercialize anti-CD39 antibodies discovered under the agreement. As of March 31, 2024, we may incur additional clinical and regulatory milestone payments of up to $14 million and royalty payments in the low single digits on net sales of the licensed products under this agreement.
For the three months ended March 31, 2023, we incurred development milestones of $1 million related to this arrangement, which were recognized as R&D expense.
Abmuno License
In 2016, we entered into an agreement (the "Abmuno Agreement") with Abmuno Therapeutics LLC ("Abmuno"), under which we obtained the exclusive worldwide license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. Under the agreement, as of March 31, 2024 we may incur additional clinical, regulatory and commercialization milestone payments of up to $88 million.
For the three months ended March 31, 2024 and 2023, we did not have any milestones due under this arrangement.
Exelixis Collaboration
In 2023, we entered into a clinical trial collaboration with Exelixis for STELLAR-009, a Phase 1b/2 trial to evaluate casdatifan, our investigational inhibitor of the transcription factor HIF-2⍺, in combination with Exelixis’s zanzalintinib, a next-generation tyrosine kinase inhibitor, in patients with clear cell renal cell carcinoma ("ccRCC"). Under the collaboration, each company will retain existing rights to their respective molecules and any future commercial economics. Exelixis will conduct the STELLAR-009 trial, and each company will supply their respective investigational product to support the trial. We will reimburse Exelixis for a portion of the trial costs.
For the three months ended March 31, 2024, we recognized R&D expense of $1 million under this arrangement.

Note 5. Revenues
The following table summarizes our revenues by collaboration, category of revenue, and the method of recognition (in millions):

			Three Months Ended March 31,
	Over time	Point in time	2024	2023
Gilead Collaboration
License and R&D services	*		$133	$17
Access rights	*		8	8
Taiho Collaboration
R&D services	*		4	—
Total revenues			$145	$25
Revenues from Gilead accounted for 97% and 100% of Total revenues for the three months ended March 31, 2024 and 2023, respectively.
The following table summarizes the revenue recognized as a result of changes in the deferred revenue balance (in millions):

	Three Months Ended March 31,
	2024	2023
Revenue recognized from amounts in deferred revenue at the beginning of the period	$142	$25
At March 31, 2024 and December 31, 2023, we had $366 million and $398 million deferred revenue remaining on our Condensed Consolidated Balance Sheets, respectively, allocated between current and noncurrent based on the expected timing of future recognition. Deferred revenue at March 31, 2024 excludes the $100 million continuation payment that Gilead has committed to pay in the third quarter 2024 for continued access to our pipeline.
Revenue from the Gilead Collaboration
In 2021, we determined that the First Gilead Collaboration Agreement Amendment represented a contract modification which was accounted for as a termination of the existing contract and the creation of a new contract.
On January 29, 2024, we entered into the Third Gilead Collaboration Agreement Amendment, which we determined was a change in scope and price of the original contract and we accounted for this contract modification as both a modification of the existing contract and the creation of a new contract. Under the applicable accounting rules for such contract modifications, we did not adjust the accounting for completed performance obligations that were distinct from the modified goods or services. However, we were required to adjust revenue previously recognized to reflect the effect of the contract modification due to the updated estimated transaction price allocated to the partially satisfied performance obligations and the updated measure of progress as of the modification date. Accordingly, we allocated the transaction price to the remaining performance obligations (both from the existing contract and the modification) and recognized a cumulative catch-up to revenue of $107 million based on the updated transaction price and measure of progress for the partially satisfied performance obligations. This cumulative catch-up reduced net loss per share, basic and diluted, in the current quarter by $1.24 (see Note 3, Related party - Gilead Sciences, Inc.).
The following table summarizes the transaction price (in millions):

Transaction price	Amount
Premium from Third Stock Purchase Agreement Amendment	$87
Option continuation - payment due in the third quarter 2024	100
Deferred revenues as of January 29, 2024	335
Total transaction price	$522

Our assessment of the updated transaction price for the Third Gilead Collaboration Agreement Amendment included an analysis of amounts we expected to receive, which at contract amendment consisted of: the $100 million option continuation payment that Gilead has committed to pay in the third quarter 2024 for continued access to our pipeline; $87 million allocated from the premium from the Third Stock Purchase agreement; and $335 million deferred revenue remaining from the First Gilead Collaboration Agreement Amendment effective December 2021. We determined the entire $522 million to be the allocable transaction price as of the amendment closing date, due to the history of timely payments by Gilead.
The following table summarizes the allocation of the transaction price to the performance obligations (in millions):

Allocation to performance obligations	Distinct	Combined	Amount
Etrumadenant - License and R&D services		*	$210
Quemliclustat - License and R&D services		*	168
Domvanalimab - R&D services	*		33
Access rights	*		57
Option continuation periods	*		20
Rights to certain studies	*		34
Total allocated transaction price			$522
We accounted for each performance obligation as follows:
Etrumadenant - License and R&D Services
Under the Gilead Collaboration Agreement, Gilead obtained an option to the exclusive rights to our adenosine receptor program, etrumadenant, in exchange for an option payment of $250 million, if exercised. Effective December 2021, under the First Gilead Collaboration Agreement Amendment, Gilead exercised the option and obtained an exclusive license to etrumadenant and we were also obligated to perform further R&D services for Gilead related to etrumadenant. We determined that the license and R&D services were combined at inception of the agreement based on an evaluation of the delivery of the license, due to the early stage of the technology and the specialized nature of our know-how. We determined the standalone selling price of the license using a discounted cash flow method and the R&D services using an expected cost-plus margin approach. We recognize the amounts allocated to the combined license and services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program. Prior to the closing of the Third Gilead Collaboration Agreement Amendment, we had $129 million of deferred revenue on our Condensed Consolidated Balance Sheet related to this performance obligation.
Effective January 29, 2024, under the Third Gilead Collaboration Agreement Amendment, this performance obligation was partially satisfied and there were no changes to the scope of the related R&D service obligation as a result of the amendment. We allocated the updated transaction price to this performance obligation based on the standalone selling price and adjusted revenue based on an updated measure of progress, which resulted in a cumulative catch-up of revenue of $14 million.
We recognized revenue of $24 million (including the cumulative catch-up) and $8 million for the three months ended March 31, 2024 and 2023, respectively, within License and development services revenue in our Condensed Consolidated Statements of Operations related to this performance obligation. At March 31, 2024 and December 31, 2023, we had $189 million and $133 million, respectively, of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to this performance obligation.
Quemliclustat - License and R&D Services
Under the Gilead Collaboration Agreement, Gilead obtained an option to the exclusive rights to our CD73 program, quemliclustat, in exchange for an option payment of $200 million, if exercised. Effective December 2021, under the First Gilead Collaboration Agreement Amendment, Gilead exercised the option and obtained an exclusive license to quemliclustat and we were also obligated to perform further R&D services for Gilead related to quemliclustat. We determined that the license and R&D services were combined at inception of the agreement based on an evaluation of the delivery of the license, due to the early stage of the technology and the specialized nature of our know-how. We determined the standalone selling price of the license using a discounted cash flow method and the R&D services using an expected cost-plus margin approach. We recognize the amounts allocated to the combined license and services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program. Prior to the closing of the Third Gilead Collaboration Agreement Amendment, we had $130 million of deferred revenue on our Condensed Consolidated Balance Sheet related to this performance obligation.

Effective January 29, 2024, under the Third Gilead Collaboration Agreement Amendment, this performance obligation was partially satisfied and there was a reduction to the scope of the related R&D service obligation as a result of the amendment. Specifically, the amendment provides that we will independently initiate, operationalize and fund a Phase 3 study to evaluate quemliclustat in pancreatic cancer, which reduces our estimated obligation to perform further R&D services for Gilead related to quemliclustat under the collaboration. We allocated the updated transaction price to this performance obligation based on the standalone selling price and adjusted revenue based on an updated measure of progress which resulted in cumulative catch-up of revenue of $88 million.
We recognized revenue of $100 million (including the cumulative catch-up) and $8 million for the three months ended March 31, 2024 and 2023, respectively, within License and development services revenue in our Condensed Consolidated Statements of Operations related to this performance obligation. At March 31, 2024 and December 31, 2023, we had $71 million and $132 million, respectively, of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to this performance obligation.
Domvanalimab - R&D Services
Under the First Gilead Collaboration Agreement Amendment, we determined that we retain a separate performance obligation to perform further R&D services for Gilead related to domvanalimab. The standalone selling price of this obligation was determined using an expected cost-plus margin approach. We recognize the amounts allocated to these services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program. Prior to the closing of the Third Gilead Collaboration Agreement Amendment, we had $25 million of deferred revenue on our Condensed Consolidated Balance Sheet related to this performance obligation.
Effective January 29, 2024, under the Third Gilead Collaboration Agreement Amendment, this performance obligation was partially satisfied and there were no significant changes to the scope of this obligation as a result of the amendment. We allocated the updated transaction price to this performance obligation based on the standalone selling price and adjusted revenue based on an updated measure of progress which resulted in cumulative catch-up of revenue of $5 million.
We recognized revenue of $7 million (including the cumulative catch-up) and $1 million for the three months ended March 31, 2024 and 2023, respectively, within License and development services revenue in our Condensed Consolidated Statements of Operations related to this performance obligation. At March 31, 2024 and December 31, 2023, we had $27 million and $25 million, respectively, of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to this performance obligation.
Access Rights and Option Continuation Periods
Under the First Gilead Collaboration Agreement Amendment, Gilead has exclusive access to our current programs as well as the future programs for a period of ten years, contingent upon option continuation payments totaling $300 million, consisting of a $100 million payment on each of the fourth, sixth, and eighth anniversaries of the Gilead Collaboration Agreement. Prior to the closing of the Third Gilead Collaboration Agreement Amendment, we had $51 million of deferred revenue on our Condensed Consolidated Balance Sheet related to these performance obligations.
Effective January 29, 2024, under the Third Gilead Collaboration Agreement Amendment, Gilead agreed to pay the $100 million option continuation payment due on the fourth anniversary of the Gilead Collaboration Agreement, which occurs in the third quarter of 2024, and we included this payment in the transaction price. By exercising this right Gilead’s exclusive access to our current programs as well as the future programs is extended to 2026. We determined that as of the closing date of January 29, 2024, Gilead is not obligated to make the remaining contingent payments totaling $200 million due on the sixth and eighth anniversaries of the Gilead Collaboration Agreement and accordingly, we have excluded these payments from the transaction price. Failure to pay the non-obligatory option continuation payments will result in Gilead’s loss of certain rights to access and obtain licenses to the programs arising from our R&D pipeline.
The standalone selling price of the ongoing R&D pipeline access and the option continuation material rights were determined using an expected cost-plus margin approach, with the option continuation material rights probability-adjusted for the likelihood of exercise. We use a time-elapsed input method to measure progress toward satisfying the access rights performance obligation, which is the method we believe most faithfully depicts the Company's performance in transferring the promised services during the time period in which Gilead has access to our R&D pipeline. Accordingly, the revenue allocated to the initial four-year access rights performance obligation is being recognized using this input method over the remaining period through July 2024, and for the access rights continuation, over the two-year period commencing July 2024. For the remaining access rights option continuation periods commencing on the sixth, and eighth anniversaries of the agreement, if Gilead elects to exercise their option, we will recognize the revenue allocated to that option together with the $100 million continuation payment over the new minimum access period or immediately if the option lapses.

We recognized as revenue of $8 million and $8 million associated with the access rights performance obligation for each of the three months ended March 31, 2024 and 2023, within Other collaboration revenue in our Condensed Consolidated Statements of Operations related to these performance obligations. At March 31, 2024 and December 31, 2023, we had $71 million and $54 million, respectively, of deferred revenue on our Condensed Consolidated Balance Sheets related to these performance obligations.
Rights to Certain Studies
Effective January 29, 2024, under the Third Gilead Collaboration Agreement Amendment, we will solely fund, certain studies, but Gilead retains exclusive rights to reinstate into the collaboration each study at specified time-points for a payment. We have determined that these are material rights and we estimated the standalone selling price of these rights using a discounted cash flow method probability-adjusted for the likelihood of exercise. We will recognize the amount allocated to each right if and when the related study is reinstated into the parties' co-development plans or if the option lapses.
At March 31, 2024, we had $34 million of deferred revenue remaining on our Condensed Consolidated Balance Sheet related to these performance obligations.
Inflammation Programs - R&D Services
In addition to the amendments noted above, in May 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities (see Note 3, Related party - Gilead Sciences, Inc., for more information). In June 2023, we received a total upfront payment of $35 million for an initial two jointly selected research-stage programs. We determined that the Second Gilead Collaboration Agreement Amendment represented a separate contract and, at the amendment closing date, we allocated the transaction price of $35 million to the performance obligations created as of the date of this amendment.
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
We recognized revenue of $2 million for the three months ended March 31, 2024, within Other collaboration revenue in our Condensed Consolidated Statements of Operations. At March 31, 2024 and December 31, 2023, we had $29 million and $31 million, respectively, of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to these performance obligations.
Revenue from the Taiho Collaboration
Domvanalimab and Zimberelimab - R&D Services
During 2022, Taiho opted to participate in two global Phase 3 trials of domvanalimab and zimberelimab combinations, STAR-121 and STAR-221, and became obligated to make certain milestone payments contingent upon successfully satisfying the related clinical milestones. During the quarter ended September 30, 2023, the clinical milestones for domvanalimab and zimberelimab for the STAR-221 study were met and Taiho became obligated to pay us $28 million which was fully received as of March 31, 2024. In January 2024, the clinical milestones for domvanalimab and zimberelimab for the STAR-121 study were met and Taiho became obligated to pay us $26 million of which $16 million has been received as of March 31, 2024 with the remaining $10 million due in the first quarter of 2025.
We determined that we have separate performance obligations to perform R&D services for Taiho related to the global development activities for each study in support of the Taiho Territory and that the agreement for each study represented a separate contract at standalone selling price. The standalone selling price of these obligations were determined using an expected cost-plus margin approach. We recognize the amounts for these services as each performance obligation is satisfied, calculated as an estimated percentage of completion based on the estimated total effort for the programs.
We recognized revenue of $4 million for the three months ended March 31, 2024 within License and development services revenue in our Condensed Consolidated Statements of Operations related to these performance obligations. At March 31, 2024 and December 31, 2023, we had $45 million and $23 million, respectively, of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to these performance obligations, allocated between current and noncurrent based on the expected timing of future recognition.
Capitalized Costs to Obtain Contracts
We incurred $8 million of costs to obtain the Third Gilead Collaboration Agreement Amendment, Third Stock Purchase Agreement Amendment and the Second Investor Rights Agreement Amendment, which consisted of consultant fees that were payable upon the successful completion of the agreements. We determined that $5 million of these costs were related to the Third Stock Purchase Agreement Amendment which were recognized as offering costs in additional paid-in capital. The remaining costs were combined with $3 million in capitalized costs that remained from the initial Gilead Collaboration Agreement and subsequent amendments, and the total was allocated to the various remaining performance obligations, to be recognized as the underlying performance obligations are satisfied and revenue is recognized.
For the three months ended March 31, 2024, we recognized $2 million of expense related to these capitalized costs in General and administrative ("G&A") expense, primarily due to the related cumulative catch-up of revenue. For the three months ended March 31, 2023, the recognized expense was not significant. At March 31, 2024 and December 31, 2023, we had $4 million and $3 million, respectively in capitalized costs to obtain the contracts, allocated between Prepaid expenses and other current assets and Other noncurrent assets in our Condensed Consolidated Balance Sheets based on the expected timing of future recognition.
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
We did not record a provision for income taxes for the three months ended March 31, 2024 because of a forecasted full year net operating loss. The income tax expense was $2 million for the three months ended March 31, 2023, with an effective tax rate of (2.3%). The year-over-year decrease in the income tax provision was due to a decrease in taxable income. For the year ended December 31, 2023, we had taxable income compared to book losses before income taxes due to the timing of recognition of deferred revenue for tax purposes and the effects of the mandatory capitalization and amortization of R&D expenses starting in 2022, as required by the 2017 Tax Cuts and Jobs Act. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on our deferred tax assets and state income taxes.
As of March 31, 2024 and December 31, 2023, we have provided a valuation allowance against U.S. federal and state deferred tax assets. We continue to evaluate the realizability of deferred tax assets and the related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination.
We recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties.
We have not been audited by the Internal Revenue Service, any state or foreign tax authority. We are subject to taxation in the U.S. and in Australia. Due to net operating loss and research credit carryforwards, all of our tax years, from 2015 to 2023, remain open to U.S. federal and California state tax examinations. In addition, our fiscal years from 2019 to 2023 are open to examination in Australia.

Note 7. Net loss per share
The following table summarizes potentially dilutive securities excluded from the computation of diluted net loss per share calculations because they would have been antidilutive (in millions):

	March 31, 2024	March 31, 2023
Common stock options issued and outstanding	15.3	14.0
Restricted stock units issued	3.1	2.1
Employee Stock Purchase Plan shares	0.3	0.2
Total potential dilutive securities	18.7	16.3
We have also excluded the effect of Gilead’s right to purchase additional shares of our common stock from the calculation as these rights had no intrinsic value at either March 31, 2024 or 2023.
Note 8. Stock-based compensation
Stock-based compensation expense
The following table reflects the components of stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2024	2023
Research and development	$10	$9
General and administrative	10	10
Total stock-based compensation	$20	$19
Note 9. Cash, cash equivalents and marketable securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the fair value of our cash, cash equivalents and marketable securities, all of which are considered available for sale, by type of securities (in millions):

Types of securities as of March 31, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$120	$—	$—	$120
U.S. treasury securities	321	—	(1)	320
Corporate securities and commercial paper	601	—	—	601
U.S. government agency securities	43	—	—	43
Certificate of deposit	11	—	—	11
Total cash, cash equivalents and marketable securities	$1,096	$—	$(1)	$1,095

Types of securities as of December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$85	$—	$—	$85
U.S. treasury securities	213	1	(1)	213
Corporate securities and commercial paper	471	—	—	471
U.S. government agency securities	90	—	—	90
Certificate of deposit	7	—	—	7
Total cash, cash equivalents and marketable securities	$866	$1	$(1)	$866

The following table summarizes the fair values of our cash, cash equivalents and marketable securities by location in the Condensed Consolidated Balance Sheets and contractual maturity (in millions):

Location in Condensed Consolidated Balance Sheets	Contractual Maturity	March 31, 2024	December 31, 2023
Cash and cash equivalents	—	$185	$127
Marketable securities	Within one year	810	632
Long-term marketable securities	Between one and three years	100	107
Total cash, cash equivalents and marketable securities		$1,095	$866
Realized gains or losses recognized on the sale of available-for-sale marketable securities were not material for the three months ended March 31, 2024 and 2023. Realized gains and losses are included in Interest and other income, net, in the Condensed Consolidated Statements of Operations. The cost of a security sold is determined using the specific-identification method.
We limit the credit risk associated with our investments by placing them with banks and institutions we believe are highly credit worthy and investing in highly rated investments. We held a total of 113 and 105 positions in securities which were in unrealized loss positions as of March 31, 2024 and December 31, 2023, respectively. We do not intend to sell our securities with unrealized loss positions and have concluded we will not be required to sell the securities before recovery of the amortized cost for the investment at maturity. No credit related losses have been recognized for any of the periods presented.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the total shown in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of March 31,
	2024	2023
Cash and cash equivalents	$185	$238
Restricted cash (included in Other noncurrent assets)	3	3
Total cash, cash equivalents and restricted cash	$188	$241
Restricted cash at March 31, 2024 and 2023 represents cash balances held as security in connection with our facility lease agreements.
Note 10. Condensed consolidated balance sheet components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Prepaid expenses and other assets	$29	$30
Accrued interest receivable	5	4
Total prepaid expenses and other current assets	$34	$34
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Accrued research and development	$37	$36
Accrued personnel expenses	15	26
Current portion of lease liabilities	11	11
Other	1	3
Total other current liabilities	$64	$76

Note 11. Leases
The following table summarizes our cash and non-cash information related to our operating leases (in millions):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities	$4	$4
Recognition of tenant improvement allowance receivable included in Other current liabilities	$—	$4
In the first quarter of 2024, we evaluated our plans for a portion of our office space that we expect to sublease, and identified indicators of impairment to certain right-of-use assets associated with the leased space where the asset value was determined to be non-recoverable based upon a discounted cash flow analysis, resulting in an impairment charge of $20 million for the three months ended March 31, 2024.
As of March 31, 2024 and December 31, 2023, we have provided deposits for letters of credit totaling $3 million to secure our obligations under our leases, which are included in Other noncurrent assets on the Condensed Consolidated Balance Sheets.
Note 12. Stockholders' equity
Common Stock
Gilead Stock Purchase Agreement
On January 29, 2024, under the Third Stock Purchase Agreement Amendment, Gilead purchased 15.2 million shares of our common stock at a price of $21.00 per share for total gross proceeds of $320 million. Of the $320 million equity investment, $87 million was determined to be a premium on the purchase of common stock and allocated to the performance obligations created by the Third Gilead Collaboration Agreement Amendment, see Note 5, Revenues. Net proceeds from Gilead's equity investment were $228 million after allocating the premium and deducting direct offering expenses of $5 million.
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

The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

Fair value measurement as of March 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$120	$—	$—	$120
U.S. treasury securities	—	320	—	320
Corporate securities and commercial paper	—	601	—	601
U.S. government agency obligations	—	43	—	43
Certificate of deposit	—	11	—	11
Total assets measured at fair value	$120	$975	$—	$1,095
Liabilities
Liability for sale of future royalties	$—	$—	$20	$20
Total liabilities measured at fair value	$—	$—	$20	$20

Fair value measurement as of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$85	$—	$—	$85
U.S. treasury securities	—	213	—	213
Corporate securities and commercial paper	—	471	—	471
U.S. government agency obligations	—	90	—	90
Certificate of deposit	—	7	—	7
Total assets measured at fair value	$85	$781	$—	$866
Liabilities
Liability for sale of future royalties	$—	$—	$19	$19
Total liabilities measured at fair value	$—	$—	$19	$19
Liability for sale of future royalties
In 2021, we entered into an agreement with BVF Partners L.P. ("BVF"), under which BVF funded the discovery and development of compounds for the treatment of inflammatory diseases (the "BVF Program") for $15 million in non-refundable payments which were paid in 2021 and 2022. In return, we are obligated to: perform R&D activities in the BVF Program; make contingent payments upon the achievement of certain clinical and regulatory milestones of up to $73 million or $160 million depending on whether the BVF Program is solely developed by us or with Gilead if they opt-in under the Gilead Collaboration Agreement; and pay mid- to high-single digit royalties on any net product sales generated by the BVF Program.
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

During the second quarter of 2023, new preclinical information from our BVF Program led to revised assumptions which decreased the estimated probabilities of success and delayed the projected timing of achieving specified development, regulatory and commercial milestones and commercial sales. These changes in estimates are accounted for prospectively and resulted in a decrease in the imputed effective interest rate on the unamortized portion of the liability to 10.1% commencing with the quarter ended June 30, 2023, compared to 20.6% for the quarters ended March 31, 2023 and prior. The impact of this change on the non-cash interest expense for the three months ended March 31, 2024 was not material when compared to the prior year period. The liability for sale of future royalties is reported in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets and changes were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$19	$17
Interest accretion	1	1
Ending balance	$20	$18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited Condensed Consolidated Financial Statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on February 21, 2024. This discussion and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Further, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Our actual results could differ materially from those discussed in these forward-looking and other statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.”
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
Our Clinical Product Portfolio
We currently have multiple clinical programs focused on unique targets including TIGIT, PD-1, adenosine A2a and A2b receptors, CD73, CD39, HIF-2α, and AXL. In 2020, we entered into the Gilead Collaboration Agreement with Gilead to strategically advance our portfolio through a collaborative relationship. The Gilead Collaboration Agreement provides Gilead with an exclusive license to our anti-PD-1 program (including zimberelimab) and time-limited exclusive option rights to our clinical programs, which they have exercised for our anti-TIGIT program (including domvanalimab), adenosine receptor antagonist program (including etrumadenant) and CD73 program (including quemliclustat). For all such optioned programs, we are co-developing investigational products with Gilead.
The following chart summarizes our current clinical pipeline:

cas: casdatifan; chemo: chemotherapy; dom: domvanalimab; etruma: etrumadenant; gem/nab-pac: gemcitabine/nab-paclitaxel; nivo: nivolumab; pembro: pembrolizumab; quemli: quemliclustat; RCC: renal cell carcinoma; rego: regorafenib; zanza: zanzalintinib; zim: zimberelimab
*+/- biologic, e.g. bevacizumab or biosimilar, will be included for all patients in whom it is not contraindicated.
Significant Developments
The following is a summary of the recent significant developments affecting our business:
Corporate Developments
•In January 2024, we amended the Stock Purchase Agreement with Gilead, pursuant to which Gilead made an equity investment of $320 million through the purchase of our common stock at $21.00 per share.
•In January 2024, concurrent with the $320 million Gilead investment, we amended the Investor Rights Agreement to, among other things, increase the number of individuals that Gilead may designate to be appointed to our board of directors to three.
TIGIT Program
•We will be presenting updated data, including median progression-free survival (PFS), from EDGE-Gastric evaluating domvanalimab plus zimberelimab and chemotherapy in upper gastrointestinal cancers at the 2024 American Society of Clinical Oncology (ASCO) Annual Meeting.

Adenosine-Axis Programs
•In January 2024, we announced overall survival ("OS") data from ARC-8, our Phase 1b study in metastatic pancreatic cancer. In the announcement, we disclosed that, as of June 19, 2023 (the data cutoff for the analysis), the median OS was 15.7 months for all patients treated with 100 mg quemliclustat-based regimens. Further, we announced that, in a post-hoc analysis of the data, patients treated with quemliclustat-based regimens showed a 37% reduction in risk of death and a 5.9-month improvement in median OS when compared to a Synthetic Control Arm of patients treated with chemotherapy alone.
•Our abstract for ARC-9, evaluating an etrumadenant-based regimen in third-line metastatic colorectal cancer, was accepted for an oral presentation at the 2024 ASCO Annual Meeting. The data presented will include OS and PFS data.
HIF-2⍺ Program
•As of April 2024, we had completed enrollment and the dose-limiting toxicity's ("DLT") observation period of the casdatifan 20mg, 50mg, 100mg and 150mg daily dose escalation cohorts of ARC-20 with no DLT observed.
•As of April 2024, we had completed enrollment of the 100mg daily (n=30) and the 50mg daily (n=30) casdatifan expansion cohorts. We have also initiated enrollment of the 150mg daily (n=30) casdatifan expansion cohort in ccRCC. The 50mg and 150mg expansion cohort data will be used to satisfy U.S. Food and Drug Administration ("FDA") requirements related to dose optimization.
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
Other Collaboration Revenue
Other collaboration revenue consists primarily of amounts recognized from the portions of the nonrefundable upfront payments received from Gilead and allocated to performance obligations relating to their access to our investigational pipeline or our obligation to perform certain discovery and early development activities. Revenue related to access rights is recognized over the period of access, and revenue related to discovery and early development activities is recognized as the performance obligation is satisfied.
Operating Expenses
Research and Development Expenses
Our R&D expenses consist of expenses incurred in connection with the R&D of our pipeline programs. These expenses include preclinical and clinical expenses, payroll and personnel expenses, including stock-based compensation for our employees, laboratory supplies, product licenses, consulting costs, contract research, and depreciation. Shared facility expenses are allocated to functional groups proportionally based on usage. Under certain collaboration agreements we agree to share R&D expenses with our partners. Such cost sharing arrangements may result in receiving reimbursement from our partners or require that we reimburse our partners for qualified expenses. We expense both internal and external R&D costs as they are incurred. We record advance payments for services that will be used or rendered for future R&D activities as prepaid expenses and recognize them as an expense as the related services are performed. We recognize reimbursement for shared costs incurred by us and reimbursed by our partners as a reduction in R&D expense.

We do not allocate our costs by investigational product, as a significant amount of R&D expenses include internal costs, such as payroll and other personnel expenses, and certain external costs that are not recorded at the investigational product level. In particular, with respect to internal costs, several of our departments support multiple R&D programs, and we do not allocate those costs by investigational product.
The level of our future R&D investment will depend on a number of factors and uncertainties, including the breadth of the joint development program agreed to with Gilead for the optioned programs, the outcome of our efforts, and the amount of cost reimbursements or milestone payments we receive from our collaborators. We expect our R&D expenses to increase substantially during the next few years as we pursue joint development programs with Gilead and advance these programs towards regulatory approval. We also expect to advance new programs into the clinic. All of this will require significant growth in our development capabilities and infrastructure. In addition, our joint development programs with Gilead for the optioned molecules are anticipated to include a significant number of later-stage clinical trials, which typically include a larger number of subjects, are of a longer duration and include more geographic regions. As we advance our clinical-stage programs and prepare to seek regulatory approval, we will also need to increase our late-stage manufacturing activities. As a result, we expect our preclinical, clinical, and contract manufacturing expenses to increase significantly relative to what we have incurred to date.
In addition, under our arrangements with WuXi Biologics, Abmuno, AstraZeneca and BVF, we may incur additional clinical and regulatory milestone payments based on the development progress of our investigational products. We may also be required to pay royalties in the event of a successful product launch and our receipt of commercial revenues. Therefore, we are unable to predict the timing or the final cost to complete our clinical programs or validation of our manufacturing and supply processes and delays may occur due to numerous factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in “Item 1A. Risk Factors” of the Quarterly Report.
General and Administrative Expenses
G&A expenses consist principally of personnel-related costs including payroll and stock-based compensation for personnel in executive, finance, human resources, information technology, business and corporate development, and other administrative functions. Shared facility expenses are allocated to functional groups proportionally based on usage. Our G&A expenses also include professional fees for legal, consulting, and accounting services, rent and other facilities costs, fixed asset depreciation, and other general operating expenses not otherwise classified as R&D expenses. We do not receive significant reimbursements of these costs through our collaboration with Gilead.
We anticipate that our G&A expenses will increase during the next few years as we support our growing R&D activities, including due to staff expansion, and other costs associated with increased infrastructure needs.
Impairment of Long-Lived Assets
Impairment charges consist of impairment of right-of-use assets resulting from updated plans for a portion of our office space.
Non-Operating Income, net
Non-operating income, net consists primarily of interest earned on our investments in fixed-income marketable securities and non-cash interest expense incurred under the effective interest method on our liability for sale of future royalties to BVF.

Results of Operations
The following table summarizes our results of operations (in millions):

	Three Months Ended March 31,		Change
	2024	2023
Revenues:
License and development services revenue	$135	$17	*
Other collaboration revenue	10	8	25%
Total revenues	145	25	*
Operating expenses:
Research and development	109	81	35%
General and administrative	32	30	7%
Impairment of long-lived assets	20	—	*
Total operating expenses	161	111	45%
Loss from operations	(16)	(86)	(81%)
Non-operating income, net	12	8	50%
Loss before income taxes	(4)	(78)	(95%)
Income tax expense	—	(2)	(100%)
Net loss	$(4)	$(80)	(95%)
*Not meaningful
Total Revenues
The increase in Total revenues for the three months ended March 31, 2024 was primarily driven by: increased revenues from license and development services due to a cumulative catch-up to revenue of $107 million as a result of the Third Gilead Collaboration Agreement Amendment based on the updated transaction price and measure of progress for the partially satisfied performance obligations; and increased R&D services under our Taiho and Gilead collaborations.
See Note 5, Revenues to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the amount and timing of revenues recognized from our license and collaboration agreements.

Research and Development Expenses
We group all of our R&D activities and the related expenditures into categories as described below:

Included as of March 31, 2024
Category	Description	Program Level Expenses	Key Clinical Trials
Late-stage development programs	R&D expenses incurred related to a Phase 3 clinical program. This includes all unallocated program-level expense not directly attributable to a specific clinical trial once a molecule enters into one or more Phase 3 clinical trials.	domvanalimab zimberelimab	PACIFIC-8 STAR-121 STAR-221 ARC-10*
Early-stage development and preclinical programs	R&D expenses incurred for activities ranging from early-stage development and preclinical to Phase 2 clinical trials. This includes all unallocated program-level expense not directly attributable to a specific clinical trial unless the related program has entered into one or more Phase 3 clinical trials.	quemliclustat etrumadenant casdatifan AB598 AB801	ARC-7 ARC-8 ARC-9 ARC-20 ARC-25 ARC-26 ARC-27 EDGE-Lung EDGE-Gastric STELLAR009 VELOCITY-Lung
Compensation and personnel costs	Internal costs, such as salaries, non-cash stock-based compensation, and other personnel expenses for our R&D employees that are not allocated to specific programs or trials.	—	—
Other costs	Facilities, depreciation, and other external costs that are not recorded at the investigational product level.	—	—
Partnership reimbursements	Reimbursements from our collaboration partners for shared costs incurred by us and recognized as a reduction in R&D expense.	—	—
*Discontinuing further enrollment in the study
The following table summarizes our R&D expenses by category (in millions):

Category	Three Months Ended March 31, 2024	Change	Three Months Ended March 31, 2023
Late-stage development programs	$63	66%	$38
Early-stage development and preclinical programs	25	(24)%	33
Compensation and personnel costs	45	13%	40
Other costs	13	8%	12
Partnership reimbursements	(37)	(12)%	(42)
Total research and development	$109	35%	$81

The increase in R&D expenses for the three months ended March 31, 2024 as compared to 2023 was primarily driven by higher costs to support our expanding late-stage development program activities, driven by higher enrollment in our Phase 3 studies, and the timing of manufacturing activities. Our growing headcount drove an increase in compensation and personnel costs, including a $1 million increase in non-cash stock-based compensation. The overall increase was partially offset by reduced spend in our early-stage development and preclinical program activities due to fewer Phase 2 studies and lower clinical manufacturing costs due to the timing of manufacturing activities.
For the three months ended March 31, 2024 and 2023, we recognized reimbursements for shared expenses from our collaborations of $37 million and $42 million, respectively. The decrease in gross reimbursements was primarily driven by additional expense for our full share of costs related to PACIFIC-8 as a result of our Third Gilead Collaboration Agreement Amendment.

R&D expense by quarter may fluctuate due to the timing of clinical manufacturing and standard-of-care therapeutic purchases with a corresponding impact on reimbursements.
General and Administrative Expenses
The increase in G&A expenses for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, was primarily driven by increased compensation related to higher headcount and our 2024 stock awards, and costs to obtain the Third Gilead Agreement Amendment.
Impairment of Long-Lived Assets
The increase in impairment expense was due to our 2024 evaluation of a portion of our office space that we expect to sublease, resulting in an impairment charge of $20 million for the three months ended March 31, 2024, compared to no similar impairment in the prior quarter.
Non-Operating Income, net
The increase in Non-operating income, net for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, was primarily due to higher interest income resulting from increased investment yields as compared to the prior year.
Income Tax Expense
The decrease in Income tax expense for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, was primarily due to taxable income in the prior year.
Liquidity and Capital Resources
Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury and agency obligations, investments in corporate securities and certificates of deposit. Based on our existing business plan, we believe that our cash, cash equivalents, and marketable securities as of March 31, 2024, will be sufficient to fund our planned level of operations into 2027.
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
Under the Stock Purchase Agreement, Gilead has the right, at its option, to purchase additional shares from us, up to a maximum ownership of 35% of our then-outstanding voting common stock, from time to time until July 2025. In 2024, we further amended and restated the Stock Purchase Agreement and sold 15.2 million shares of our common stock to Gilead at a purchase price of $21.00 per share for total gross proceeds of $320 million of which $87 million was allocated to the performance obligations under the Third Gilead Collaboration Agreement Amendment. As of March 31, 2024, Gilead held approximately 33.1% of our outstanding common stock arising from purchases in our May 2020 public offering and purchases under the Stock Purchase Agreement and the related amendments.
In 2023, we entered into an equity distribution agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200 million. During the three months ended March 31, 2024, there were no sales of our common stock under the equity distribution agreement.
Cash Flows
The following table summarizes our cash flow activities for each of the periods presented below (in millions):

	Three Months Ended March 31,
Net cash provided by (used in):	2024	2023
Operating activities	$(2)	$(98)
Investing activities	$(169)	$129
Financing activities	$229	$1

Operating Activities
Net cash used in operating activities was $2 million for the three months ended March 31, 2024 compared to $98 million for the same period in the prior year. The change in operating cash flows is primarily due to the receipt of $87 million from Gilead under the Third Gilead Collaboration Agreement Amendment that was allocated to revenue and the receipt of $30 million from Taiho for development milestones partially offset by higher R&D expenditures.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2024 was primarily due to net purchases of marketable securities totaling $165 million.
Cash provided by investing activities for the three months ended March 31, 2023 was primarily due to net proceeds from marketable securities of $132 million.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2024 was due to net proceeds of $228 million from issuance of our common stock to Gilead under the Third Stock Purchase Agreement Amendment and proceeds of $1 million for stock issued under our equity award plans.
Cash provided by financing activities for the three months ended March 31, 2023 was due to net proceeds of $1 million for stock issued under our equity award plans.
Critical Accounting Judgments and Estimates
Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, as well as the reported revenue and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in the notes to our Condensed Consolidated Financial Statements, we believe that the accounting policies discussed below, together with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s significant judgments and estimates.
Revenue Recognition
As part of the accounting for contracts with customers, we develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract.
On January 29, 2024, we entered into the Third Gilead Collaboration Agreement Amendment, which we determined was a change in scope and price of the original contract and we accounted for this contract modification as both a modification of the existing contract and the creation of a new contract. (See Note 5, Revenues, to our Condensed Consolidated Financial Statements in Part I). We determined the standalone selling price of certain performance obligations and allocated the total transaction price to each performance obligation on a relative standalone selling price basis. The estimation of the standalone selling price included estimates for forecasted costs, development timelines, discount rates, and probabilities of technical and regulatory success.
Under the applicable accounting rules for such contract modifications, we did not adjust the accounting for completed performance obligations that were distinct from the modified goods or services. However, we were required to adjust revenue previously recognized to reflect the effect of the contract modification due to the updated transaction price allocated to the partially satisfied performance obligations and the updated measure of progress as of the modification date. Accordingly, we recognized a cumulative catch-up to revenue of $107 million based on the updated transaction price and measure of progress for the partially satisfied performance obligations.
A hypothetical 10% change in the updated standalone selling prices related to Third Gilead Collaboration Agreement Amendment would have changed the cumulative catch-up to revenue recognized during the current period by as much as $3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from changes in interest rates and foreign currency exchange rates. Our market risks have not changed materially from those discussed in our Annual Report on Form 10-K filed with the SEC on February 21, 2024.
Item 4. Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended ("Exchange Act") reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
You should consider carefully the following risk factors, together with all the other information in this report, including our Condensed Consolidated Financial Statements and notes thereto, and in our other public filings with the SEC, including our Annual Report on Form 10-K filed with the SEC on February 21, 2024. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.
Risks Related to our Limited Operating History, Financial Position and Capital Requirements
We have a history of operating losses, have never generated any revenue from product sales and anticipate that we will continue to incur significant losses for the foreseeable future.
We are a pre-commercial immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale nor have we ever generated any revenue from product sales. Our revenues to date have been primarily from upfront and milestone payments, R&D support and clinical materials reimbursement from our strategic partners. For the three months ended March 31, 2024 and year ended December 31, 2023, we had net losses of $4 million and $307 million, respectively. As of March 31, 2024, we had an accumulated deficit of $853 million. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. While we may receive income from year to year under the Gilead Agreement and Taiho Agreement, we generally expect to incur substantial and increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
To become and remain profitable on a sustained basis, we must develop and eventually commercialize a product with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our investigational products, obtaining marketing approval for these investigational products, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we succeed in commercializing one or more of our investigational products, we may never generate revenues that are significant or large enough to achieve sustained profitability. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. If we do achieve profitability from product sales, we may not be able to sustain or increase profitability on a quarterly or annual basis and we will continue to incur substantial R&D and other expenditures to develop and market additional investigational products. Our failure to become and remain profitable on a sustained basis would decrease the value of the company and could impair our ability to raise capital, maintain our R&D efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
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
As of March 31, 2024, we had $1.1 billion of cash, cash equivalents and marketable securities, which we believe will be sufficient to fund our anticipated level of operations into 2027. We cannot guarantee that we will be able to obtain additional capital in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our R&D programs or future commercialization efforts. In addition, if we are able to raise additional capital, raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our intellectual property or investigational products. Our future capital requirements will depend on many factors related to the cost and timing of developing our investigational products, including:
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
We have no products approved for sale and our investigational products must be approved by the FDA in the U.S. and similar regulatory authorities outside the U.S., such as the EMA, prior to commercialization. The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the investigational product’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities, among other requirements. Our investigational products may not be effective, may be only moderately effective, may not have an acceptable durability of response, may not have an acceptable risk-benefit profile or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval or limit their commercial use. Our investigational products may not be approved even if they achieve their primary endpoints in any Phase 3 clinical trials or registrational trials we or our collaborators conduct.
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
The R&D of drugs and biological products is an extremely risky industry. Only a small percentage of investigational products that enter the development process ever receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any investigational product, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our investigational products in humans. Clinical testing is expensive, can take many years to complete and its outcome is uncertain.
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
From time to time, we publish preliminary or interim data from our clinical studies. Preliminary data remain subject to audit confirmation and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Interim data are also subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, topline results that we report may differ from future results of the same studies and interim data should be viewed with caution until the final data are available. Material adverse changes in the final data could significantly harm our business prospects and our stock price may decline.
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
As we continue to develop our investigational products and initiate clinical trials of additional investigational products, serious adverse events, undesirable side effects or unexpected characteristics may emerge causing us to abandon these investigational products or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our investigational products initially show promise in early clinical trials, the side effects of drugs are frequently only detectable after they are tested in large, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the investigational product or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications. If serious adverse or unexpected side effects are identified during development and are determined to be attributed to our investigational product, we may be required to develop risk evaluation and mitigation strategies to mitigate those serious safety risks, which could impose significant distribution and use restrictions on our products and could significantly harm our business, results of operations and prospects
Adverse findings from clinical trials conducted by third parties investigating the same investigational products as us in different territories or different investigational products directed to the same target as one of our programs could adversely affect our development program.
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
We have conducted, and continue to conduct, portions of our clinical trials outside the U.S., and the FDA may not accept data from trials conducted in foreign locations.
We have conducted, and we expect to continue to conduct, portions of our clinical trials outside the U.S. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical trials conducted outside the U.S. must be representative of the population for which we intend to label the product in the U.S. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. We cannot assure you that the FDA will accept data from trials conducted outside the U.S. If the FDA does not accept the data from such clinical trials, we would likely need to conduct additional trials, which would be costly and time-consuming and delay or permanently halt our development of our investigational products.

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
•we have appointed three individuals that were designated by Gilead to our board of directors pursuant to the terms of the Investor Rights Agreement, and Gilead owns approximately 33.1% of our outstanding common stock as of March 31, 2024 and has the right (but not the obligation) to acquire additional shares from us up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock and, as a result, may be able to exert significant influence over our company;
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
Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living cells. We rely, and expect to continue to rely, on third parties for the manufacture and supply of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products are approved. If any of these third-parties fail to perform these activities for us, nonclinical or clinical development of our investigational products could be delayed, which could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects. Further, we currently have limited manufacturing arrangements for our investigational products and expect that each of our investigational products will only be covered by single source suppliers for the foreseeable future. Our reliance on limited manufacturing arrangements increases the risk that we will not have and may not be able to obtain sufficient quantities of our investigational products for use in our clinical trials and, if approved, commercial activities. For example, WuXi Biologics, located in China, is currently our sole manufacturer of zimberelimab and domvanalimab. We regularly assess our supply needs against our manufactured quantities, however, if WuXi Biologics, or any other manufacturer that we rely on, is unable or unwilling to provide the quantity of material we require, there is no guarantee that the reserve of our investigational products that we currently have will be sufficient for our future clinical development plans. If our reserves are depleted and we are unable to establish a reliable source of supply, our development efforts, and if approved, commercial activities, could be delayed or impaired. See the risk factor titled “Unfavorable global economic, political and trade conditions could adversely affect our business, financial condition or results of operations and may exacerbate the effects of the risks described herein.”
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
Our manufacturing partners are subject to extensive regulation. In the event any of our manufacturers fail to comply with such regulations or perform its obligations, our business may be adversely affected and we may need to delay or halt the development of our investigational products.
We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners. In the event that any of our manufacturers fail to comply with regulatory requirements, such as the requirement to implement and operate quality systems to control and assure the quality of investigational products and products approved for sale and other requirements imposed by cGMP regulations, or if any of our manufacturers fail to perform its obligations to us in relation to quality, timing or otherwise, we may be forced to suspend or terminate our development activities. We currently do not have the capabilities or resources to manufacture our investigational products ourselves and any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our investigational products may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. If we are required to change manufacturers for any reason, including as a result of geopolitical tensions, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. If any of our current or future manufacturing partners fail to comply with such standards, regulations or guidelines we would experience delays or be required to halt the development of our investigational products and our business would be harmed. For more on risks relating to geopolitical tensions, see the risk factor titled “Unfavorable global economic, political and trade conditions could adversely affect our business, financial condition or results of operations and may exacerbate the effects of the risks described herein.”
Our employees, clinical trial investigators, CROs, consultants, vendors, collaboration partners and any potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
We are exposed to the risk of fraud or other misconduct by our employees, clinical trial investigators, CROs, consultants, vendors, collaboration partners and any potential commercial partners. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA laws and regulations or those of comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information, (ii) manufacturing standards, (iii) federal and state health and data privacy, security, fraud and abuse, government price reporting, transparency reporting requirements, and other healthcare laws and regulations in the U.S. and abroad, or (iv) laws that require the true, complete and accurate reporting of financial information or data. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, as well as a disclosure program and other applicable policies and procedures, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
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
Even if our investigational products are approved by the FDA, they may never be approved or commercialized outside the U.S., which would limit our ability to realize their full market potential.
In order to market any products outside the U.S., we or our collaborators must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. For example, the approval of zimberelimab for the treatment of recurrent or refractory classical Hodgkin’s Lymphoma in China by Gloria Biosciences does not improve the chances of FDA approval for any BLA that we may submit for zimberelimab in the U.S. in any indication. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us or our collaborators and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our or our collaborators’ failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any investigational products approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we or our collaborators fail to comply with regulatory requirements in international markets or fail to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our investigational products and research programs. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel discoveries and technologies that are important to our business, however, we cannot predict:
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
Obtaining and enforcing patents is expensive and time-consuming and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if we successfully file and prosecute a patent application, we may not be able to maintain and/or enforce the issued patent. We may determine that filing or maintaining such a patent or any action to enforce a patent may be too high or not in the best interest of our company or our stockholders. It is also possible that we will fail to identify patentable aspects of our R&D results before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our R&D output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.
We also cannot be certain that the claims in our pending patent applications directed to our investigational products and/or technologies will be considered patentable by the U.S. Patent and Trademark Office ("USPTO") or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our investigational products is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our investigational products. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the U.S. or foreign countries.
We may become involved in lawsuits alleging that we have infringed the intellectual property rights of third parties or to protect or enforce our patents or other intellectual property, which litigation could be expensive, time consuming and adversely affect our ability to develop or commercialize our investigational products.
The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates. Third parties may assert infringement claims against us based on existing or future intellectual property rights. For example, we are aware of certain patents held by Genentech relating to methods of using an anti-PD-1 or anti-PD-L1 antibody in combination with an anti-TIGIT antibody for the treatment of cancer (the "Genentech

Patents"), which expire in 2034, two of which were statutorily disclaimed. These patents are, or have been, the subject of post-grant proceedings at the USPTO and other global patent offices. If the validity of the Genentech Patents are upheld following all challenges, and if we receive regulatory approval for domvanalimab in combination with zimberelimab in a territory with standing intellectual property rights prior to expiration of the Genentech Patents, then we may need to delay commercialization or we may need to obtain a license, which license may not be available on commercially reasonable terms, or at all. If we were sued for patent infringement, we would need to demonstrate that our investigational products, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the U.S., proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing investigational product or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing investigational product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our investigational products or force us to cease some of our business operations, which could materially harm our business.
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
Patents are of national or regional effect, and filing, prosecuting and defending patents on all of our investigational products throughout the world would be prohibitively expensive. As such, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Further, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals or biologics, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. In addition, certain developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. Further, we file patent applications in Russia and the Eurasian patent office, which is headquartered in Moscow. Sanctions against Russia may make it difficult to file and maintain patents in these countries, and Russia has begun taking actions against "unfriendly" countries, including the U.S., which may adversely affect the scope of and/or our ability to enforce our intellectual property rights. In any of these countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
Changes in patent law in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our investigational products.
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. However, the patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to obtain and enforce patent rights in the future. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries could increase the uncertainties and costs. For example, in September 2011 the Leahy-Smith America Invents Act (the "America Invents Act") was signed into law and included a number of significant changes to U.S. patent law as then existed. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the America Invents Act, the U.S. transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Trade secrets and know-how can be difficult to protect. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We and any third parties with which we share facilities enter into written agreements that include confidentiality and intellectual property obligations to protect each party’s property, potential trade secrets, proprietary know-how, and information. We further seek to protect our potential trade secrets, proprietary know-how, and information in part, by entering into non-disclosure and confidentiality agreements with parties who are given access to them, such as our corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. With our consultants, contractors, and outside scientific collaborators, these agreements typically include invention assignment obligations. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed.
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
Patent rights are of limited duration. Given the amount of time required for the development, testing and regulatory review of new investigational products, patents protecting such candidates might expire before or shortly after such investigational products are commercialized. Even if patents covering our investigational products are obtained, once the patent life has expired for a product, we may be open to competition from biosimilar or generic products. A patent term extension based on regulatory delay may be available in the U.S. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Moreover, the scope of protection during the period of the patent term extension does not extend to the full scope of the claim, but instead only to the scope of the product as approved. Laws governing analogous patent term extensions in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

Risks Related to our Business Operations and Industry
We expect to expand our business operations and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
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
We are aware of several pharmaceutical companies developing products in the same class as our investigational products, some of which are further along in development than our corresponding assets. See “Item 1. Business—Competition” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding our competitors.
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
Our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with the use of generative artificial intelligence ("AI") technologies by our employees, personnel, or the third parties upon whom we rely. Any sensitive information (including confidential, competitive, proprietary, or personal data) that is inputted into a third-party generative AI platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI model.
Unfavorable global economic, political and trade conditions could adversely affect our business, financial condition or results of operations and may exacerbate the effects of the risks described herein.
Current global economic conditions are highly volatile due to a number of reasons, including geopolitical instability, such as the ongoing military conflict between Russia and Ukraine and the eruption of war between Israel and Hamas, persistent inflation that has increased our operating expenses and disruptions in the capital and credit markets that may reduce our ability to raise additional capital when needed on acceptable terms, if at all.
Emerging international trade relations and new legislation may also adversely impact our operations and/or financial condition by limiting or preventing the activities of third parties that we engage or increasing the cost of our operations. Recent congressional legislative proposals, such as the Biosecure Act, proposed executive orders, sanctions and other measures discourage contracting with Chinese companies on the development or manufacturing of pharmaceutical products and may restrict trade with China. WuXi Biologics, located in China, is currently our sole manufacturer of zimberelimab and domvanalimab. If WuXi Biologics becomes subject to trade restrictions, sanctions or other regulatory requirements by the U.S. government, or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the United States and mainland China, it could materially impact our ability obtain additional supply of zimberelimab and domvanalimab. Finding a replacement manufacturer could require significant effort and/or be prohibitively expensive, and we may not be able to do so in a timely manner which could have an adverse impact on our operations, operating results and financial condition.
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
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. We actively monitor legislative and regulatory developments that may affect our tax liability in order to identify and evaluate if such proposals would have a material impact, whether detrimental or beneficial, on our financial results. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to currently deduct R&D expenditures and requires taxpayers to capitalize and amortize U.S. based and non-U.S. based R&D expenditures over five and fifteen years, respectively, pursuant to IRC Section 174. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.
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
We and third parties upon whom we rely may be subject to federal, state, and foreign data protection, privacy, and information security laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations. In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") as amended by the Health Information Technology for Economic and Clinical Health Act of 2009. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.
The legislative and regulatory landscape for privacy and data security continues to evolve, and we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data security in the U.S., the EU and other jurisdictions. This increased focus on privacy and data security issues may negatively affect our operating results and our business. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, "CCPA") applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. In addition, the CCPA provides for administrative noncompliance that may carry fines of up to $7,500 per violation and the CCPA authorizes private lawsuits to recover statutory damages for certain data breaches. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
Foreign data protection laws also apply to health-related and other personal data obtained outside the U.S. GDPR, and Canada’s Personal Information Protection and Electronic Documents Act ("PIPEDA"), or the applicable provincial alternatives, impose strict requirements, including the obligation to appoint data protection officers in certain circumstances, rights for individuals to be “forgotten” and to data portability, and the obligation to make public notification of significant data breaches. Under the GDPR, data protection authorities can impose temporary or definitive bans on data processing and other corrective actions or fines of up to 4% of our total worldwide turnover or up to €20 million under the EU GDPR/17.5 million pounds sterling under the UK GDPR (in either case, whichever is higher), or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, PIPEDA and various related provincial laws, as well as Canada’s Anti-Spam Legislation ("CASL"), may apply to our operations. We also target customers in Asia and may be subject to new and emerging data privacy regimes, including China’s Personal Information Protection Law ("PIPL").
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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the U.S. and other to countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant organizations based in the U.S. who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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
Our operations are subject, either directly or indirectly through our customers and third-party payors, to various U.S. federal and state health care laws, including fraud and abuse, transparency and other healthcare laws and regulations, and similar laws in other jurisdictions in which we conduct our business. These laws may impact, among other things, our research and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include, but are not limited to the federal Anti-Kickback Statute; federal civil and criminal false claims laws, such as the False Claims Act; HIPAA; federal and state consumer protection and unfair competition laws; the federal transparency requirements under the federal Physician Payments Sunshine Act (the "Sunshine Act"); state and foreign law equivalents of each of these federal laws; and state and foreign laws that require pharmaceutical companies to implement compliance programs. Many of these laws are discussed in detail above under “Item 1. Business—Government Regulation—Other U.S. Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
In the U.S. and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of investigational products, restrict or regulate post-approval activities, and affect the ability to profitably sell investigational products for which marketing approval is obtained. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act ("IRA"), which, among other things, (1) directs the U.S. Department of Health and Human Services ("HHS") to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. These provisions take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. The HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. We expect that other healthcare reform measures may be adopted in the future, and that any such health reform measures could have an adverse effect on our business and/or results of operation.
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
In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our R&D. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.
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
•regulatory, trade or legal developments in the U.S. and other countries, including changes in tariffs or other trade restrictions and the changes in the structure of healthcare payment systems;
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
•the timing and cost of, and level of investment in, R&D activities relating to our investigational products, which may change from time to time;
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
Based upon shares outstanding as of March 31, 2024, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 62.2% of our common stock. In particular, as of March 31, 2024, Gilead owns approximately 33.1% of our outstanding common stock (and has the right to acquire additional shares of our common stock from us to enable it to own up to 35% of our outstanding common stock), and we have appointed its three designees to our board of directors pursuant to the terms of the Investor Rights Agreement. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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
Our amended and restated certificate of incorporation and our bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws provide that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. While the Delaware courts have determined that these types of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of these provisions, which may require significant additional costs associated with resolving such action in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Accordingly, we cannot assure you that we will not in the future identify one or more material weaknesses in our internal control over financial reporting, which may have a negative impact on our ability to timely and accurately produce financial statements, may result in a material misstatement of our Condensed Consolidated Financial Statements or may negatively impact the confidence level of our stockholders and other market participants with respect to our reported financial information.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
The adoption, modification or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended March 31, 2024, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

Name and Title	Action	Date	Total Shares to be Sold	Expiration Date
Robert C. Goeltz, II Chief Financial Officer	Amendment	March 1, 2024	67,125	January 30, 2026

Item 6. Exhibits.
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018
3.2	Amended and Restated Bylaws	8-K	001-38419	3.1	May 26, 2020
10.1A	Amendment No. 3 to the Option, License and Collaboration Agreement between Arcus Biosciences, Inc. and Gilead Sciences, Inc., dated January 29, 2024.	10-K	001-38419	10.35	February 21, 2024
10.2A	Third Amended and Restated Common Stock Purchase Agreement, dated January 29, 2024 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	SC 13D/A	005-90423	99.1	January 31, 2024
10.3A	Amended and Restated Investor Rights Agreement dated January 29, 2024 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	SC 13D/A	005-90423	99.2	January 31, 2024
10.4B	Arcus Biosciences, Inc. Severance Benefits Plan.	10-K	001-38419	10.4	February 21, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
_____________________________________
*Filed herewith.

†This certification is deemed furnished but not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
AThis exhibit omits certain information the Company deems immaterial and either of the type that it treats as confidential or would be competitively harmful if disclosed.
BIndicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCUS BIOSCIENCES, INC.

Date:	May 8, 2024	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2024	By:	/s/ Alexander Azoy
Alexander Azoy
Chief Accounting Officer (Principal Accounting Officer)