Form 10-Q
period 2024-06-30
Arcus Biosciences, Inc.
filed 2024-08-08
CIK 1724521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2024, the registrant had 91,427,505 shares of common stock, $0.0001 par value per share, outstanding.

ARCUS BIOSCIENCES, INC.

RISK FACTOR SUMMARY

The following is a summary of the key risks and uncertainties that make an investment in our securities speculative and risky. The summary does not contain all of the information that may be important to you, and you should read this summary together with the more detailed description of the risks set forth under "Part II. Item 1A. Risk Factors" of the Quarterly Report.
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
i

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
License and development services revenue (Includes $25, $19, $156 and $36 from a related party)	$28	$19	$163	$36
Other collaboration revenue (Includes $11, $10, $21 and $18 from a related party)	11	10	21	18
Total revenues	39	29	184	54

Operating expenses:
Research and development (Includes $14, $34, $30 and $67 of net recoveries from a related party)	115	84	224	165
General and administrative	30	28	62	58
Impairment of long-lived assets (see Note 11, Leases)	—	—	20	—
Total operating expenses	145	112	306	223

Loss from operations	(106)	(83)	(122)	(169)

Non-operating income (expense):
Interest and other income, net	13	9	26	18
Effective interest on liability for sale of future royalties	—	—	(1)	(1)
Total non-operating income, net	13	9	25	17

Loss before income taxes	(93)	(74)	(97)	(152)

Income tax expense	—	(1)	—	(3)

Net loss	$(93)	$(75)	$(97)	$(155)

Net loss per share:
Basic and diluted	$(1.02)	$(1.04)	$(1.09)	$(2.13)

Shares used to compute net loss per share:
Basic and diluted	91.1	73.2	88.6	73.1
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(93)	$(75)	$(97)	$(155)
Other comprehensive income (loss)	—	—	(1)	3
Comprehensive loss	$(93)	$(75)	$(98)	$(152)
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$156	$127
Marketable securities	813	632
Receivable from collaboration partners ($14 and $20 from a related party)	28	38
Prepaid expenses and other current assets	25	34
Total current assets	1,022	831

Long-term marketable securities	40	107
Property and equipment, net	49	51
Other noncurrent assets ($— and $6 from a related party)	75	106
Total assets	$1,186	$1,095

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15	$17
Deferred revenue ($101 and $84 to a related party)	113	91
Other current liabilities	71	76
Total current liabilities	199	184

Deferred revenue, noncurrent ($184 and $291 to a related party)	214	307
Other noncurrent liabilities	138	142

Commitments

Stockholders’ equity:
Common stock and additional paid-in capital: $0.0001 par value per share; 400.0 shares authorized; 91.3 shares in 2024 and 75.5 shares in 2023 issued and outstanding	1,582	1,311
Accumulated deficit	(946)	(849)
Accumulated other comprehensive loss	(1)	—
Total stockholders’ equity	635	462
Total liabilities and stockholders’ equity	$1,186	$1,095
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2022	72.9	$1,206	$(542)	$(7)	$657
Issuance of common stock in connection with our equity award programs	0.2	1	—	—	1
Stock-based compensation	—	19	—	—	19
Other comprehensive income	—	—	—	3	3
Net loss	—	—	(80)	—	(80)
Balance at March 31, 2023	73.1	1,226	(622)	(4)	600
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 12, Stockholders' Equity)	1.0	20	—	—	20
Issuance of common stock in connection with our equity award programs	0.4	3	—	—	3
Stock-based compensation	—	18	—	—	18
Net loss	—	—	(75)	—	(75)
Balance at June 30, 2023	74.5	$1,267	$(697)	$(4)	$566

Balance at December 31, 2023	75.5	$1,311	$(849)	$—	$462
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 12, Stockholders' Equity)	15.2	228	—	—	228
Issuance of common stock in connection with our equity award programs	0.2	2	—	—	2
Stock-based compensation	—	20	—	—	20
Other comprehensive loss	—	—	—	(1)	(1)
Net loss	—	—	(4)	—	(4)
Balance at March 31, 2024	90.9	1,561	(853)	(1)	707
Issuance of common stock in connection with our equity award programs	0.4	1	—	—	1
Stock-based compensation	—	20	—	—	20
Net loss	—	—	(93)	—	(93)
Balance at June 30, 2024	91.3	$1,582	$(946)	$(1)	$635
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net loss	$(97)	$(155)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	40	37
Depreciation and amortization	5	4
Noncash lease expense	4	4
Impairment of long-lived assets	20	—
Amortization of discounts on marketable securities	(13)	(8)
Other items, net	1	1
Changes in operating assets and liabilities:
Receivable from collaboration partners ($6 and $7 from a related party)	20	4
Other assets ($6 and ($3) from a related party)	15	(1)
Accounts payable	(1)	(9)
Deferred revenue (($90) and ($19) to a related party)	(81)	(19)
Other liabilities	(9)	(13)
Net cash used in operating activities	(96)	(155)

Cash flow from investing activities
Purchases of marketable securities	(593)	(393)
Proceeds from maturities of marketable securities	484	542
Proceeds from sales of marketable securities	7	14
Purchases of property and equipment	(4)	(8)
Net cash provided by (used in) investing activities	(106)	155

Cash flow from financing activities
Proceeds from issuance of common stock ($228 and $20 from a related party)	228	20
Proceeds from issuance of common stock pursuant to equity award plans	4	4
Payments of employee taxes related to net settlement of equity awards	(1)	—
Net cash provided by financing activities	231	24
Net increase in cash, cash equivalents and restricted cash	29	24
Cash, cash equivalents and restricted cash at beginning of period	130	209
Cash, cash equivalents and restricted cash at end of period	$159	$233

Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in Accounts payable and Other current liabilities	$—	$8
See accompanying notes.

ARCUS BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization, liquidity and capital resources
Organization
Arcus Biosciences, Inc. (referred to as "Arcus," "we," "our," "us," or the "Company") is a clinical-stage biopharmaceutical company focused on creating best-in-class therapies. Using our robust and highly efficient drug discovery capability, we have created a significant portfolio of investigational products which are in clinical development, with our most advanced molecule, an anti-TIGIT antibody, now in multiple Phase 3 registrational studies targeting lung and gastrointestinal ("GI") cancers. Our deep portfolio of novel small molecules and enabling antibodies allows us to create highly differentiated therapies, which we are developing to treat multiple large indications.
We operate and manage our business as one reportable and operating segment, which is the business of developing and commercializing highly differentiated therapies that have a meaningful impact on patients.
Liquidity and Capital Resources
As of June 30, 2024, we had cash, cash equivalents and marketable securities of $1.0 billion, which we believe will be sufficient to fund our planned operations for a period of at least twelve months following the date of filing of this report.
Note 2. Summary of significant accounting policies
Basis of Presentation
These interim financial statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 21, 2024. There have been no significant changes to our summary of significant accounting policies as disclosed in that filing.
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
Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future period.
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
The Gilead Collaboration Agreement was amended in 2021 (the "First Gilead Collaboration Agreement Amendment"), in 2023 (the "Second Gilead Collaboration Agreement Amendment"), in January 2024 (the "Third Gilead Collaboration Agreement Amendment") and in May 2024 (the "Fourth Gilead Collaboration Agreement Amendment").
The Stock Purchase Agreement was amended in 2021 (the "First Stock Purchase Agreement Amendment"), in 2023 (“the "Second Stock Purchase Agreement Amendment"), and was amended and restated in January 2024 (the "Third Stock Purchase Agreement Amendment").
The Investor Rights Agreement was amended in 2022 (the "First Investor Rights Agreement Amendment") and was amended and restated in January 2024 (the "Second Investor Rights Agreement Amendment").
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
As of June 30, 2024, Gilead held approximately 32.9% of our outstanding common stock arising from purchases in our May 2020 public offering and purchases under the Stock Purchase Agreement and the related amendments.
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
In May 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities. We will receive an upfront payment of $17.5 million for each initiated program and Gilead will have an option to license each program at two separate, prespecified time points. For the first two research programs, Gilead has the right to exercise its option, on a program-by-program basis, either (i) upon our completion of certain IND-enabling activities for an option payment of $45 million or (ii) following the achievement of a clinical development milestone for an option payment of $150 million. If Gilead exercises its option at the earlier time point for the first two programs, we would be eligible to receive up to $375 million in regulatory and commercial milestone payments as well as tiered royalties for each optioned program. For any other program option exercise by Gilead, the parties would have rights to co-develop and share global development costs and to co-commercialize and share profits in the U.S. for that program. We received a total upfront payment of $35 million for an initial two research programs in June 2023. Gilead’s options to the other two research programs, expires unless the programs are selected prior to May 2025, as amended under the Fourth Gilead Collaboration Agreement Amendment.
In January 2024, we entered into the Third Gilead Collaboration Agreement Amendment. The Third Gilead Collaboration Agreement Amendment, among other things, (i) requires Gilead to pay the $100 million option continuation payment due on the fourth anniversary of the Gilead Collaboration Agreement, which is payable in the third quarter 2024 (ii) provides that we will operationalize and fund a Phase 3 study we plan to initiate to evaluate quemliclustat in pancreatic cancer subject to Gilead’s right to reinstate the study as part of the parties’ joint development activities upon regulatory approval, (iii) provides that we will solely fund our share of PACIFIC-8, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program in the first quarter of 2026, and (iv) provides that we will fund certain other activities. All other terms of the existing collaboration agreements, remain unchanged.
As of June 30, 2024, Gilead has licenses to domvanalimab, AB308, etrumadenant, quemliclustat and zimberelimab.
For the three months ended June 30, 2024 and 2023, we recognized revenue under the Gilead Agreements of $36 million and $29 million, respectively, and net reimbursements from Gilead recognized as reductions in Research and Development ("R&D") expense of $14 million and $34 million, respectively. For the six months ended June 30, 2024 and 2023, we recognized revenue under the Gilead Agreements of $177 million and $54 million, respectively, and net reimbursements from Gilead recognized as reductions in R&D expense of $30 million and $67 million, respectively.
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
Gilead Collaboration
See Note 3, Related party - Gilead Sciences, Inc.
Taiho Collaboration
In 2017, we entered into an agreement with Taiho Pharmaceutical Co., Ltd (“Taiho”) under which we granted them exclusive options to programs arising over a five-year period which ended in September 2022 for an upfront payment of $35 million. Upon an option exercise of a program, Taiho would obtain exclusive development and commercialization rights to investigational products under the program to Japan and certain other Asian countries (excluding China) (the "Taiho Territory").
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
As of June 30, 2024, Taiho has licenses for the Taiho Territory to (i) etrumadenant (the adenosine receptor antagonist program); (ii) zimberelimab (the anti PD-1 program); and (iii) domvanalimab and AB308 (the anti-TIGIT program). In July 2024, Taiho exercised its option for quemliclustat (the CD73 program) for the Taiho Territory for an option payment of $15 million payable in the third quarter 2024.
During 2022, Taiho opted to participate in two global Phase 3 trials of domvanalimab and zimberelimab combinations, STAR-121 and STAR-221, and became obligated to make certain milestone payments contingent upon successfully satisfying the related clinical milestones. During the quarter ended September 30, 2023, the clinical milestones for domvanalimab and zimberelimab for the STAR-221 study were met and Taiho became obligated to pay us $28 million which has been fully received. In January 2024, the clinical milestones for domvanalimab and zimberelimab for the STAR-121 study were met and Taiho became obligated to pay us $26 million, of which $16 million was received in the quarter ending March 31, 2024 with the remaining $10 million due in the first quarter of 2025.
For the three and six months ended June 30, 2024, we recognized revenue of $3 million and $7 million, respectively, under this arrangement. For a more detailed discussion on revenues see Note 5, Revenues. For the three months ended June 30, 2024 and 2023, we recognized net reimbursements from Taiho as a reduction in R&D expense of $4 million and $2 million, respectively. For the six months ended June 30, 2024 and 2023, we recognized net reimbursements from Taiho as a reduction in R&D expense of $7 million and $2 million, respectively.
At June 30, 2024 and December 31, 2023, we had $14 million and $18 million, respectively, recorded in Receivable from collaboration partners on our Condensed Consolidated Balance Sheets.
AstraZeneca Collaboration
In 2020, we entered into a collaboration with AstraZeneca to evaluate domvanalimab, our investigational anti-TIGIT antibody, in combination with AstraZeneca’s durvalumab in a registrational Phase 3 clinical trial in patients with unresectable Stage 3 non-small cell lung cancer ("NSCLC"), known as the PACIFIC-8 trial. The terms of this agreement were amended in January 2024.
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

Prior to January 2024, the PACIFIC-8 trial formed part of the Arcus and Gilead joint development program for domvanalimab and our portion of the trial costs were shared with Gilead. At December 31, 2023, we had recognized amounts due from Gilead for these shared costs of $6 million, recorded in Other noncurrent assets on our Condensed Consolidated Balance Sheet. Under the Third Gilead Collaboration Agreement Amendment, we agreed to solely fund our share of PACIFIC-8, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program in the first quarter of 2026. For the six months ended June 30, 2024, we incurred $6 million of R&D expense reflecting our additional share of incurred costs.
For the three months ended June 30, 2024 and 2023, we recognized as R&D expense $4 million and $3 million, respectively under this arrangement. For the six months ended June 30, 2024 and 2023, we recognized as R&D expense $6 million and $5 million, respectively under this arrangement. At June 30, 2024, we have recognized a liability of $6 million related to our obligation to AstraZeneca, which is recorded in Other current liabilities. At June 30, 2024 and December 31, 2023, we have recognized a liability of $12 million and $11 million, respectively, related to our obligation to AstraZeneca which is recorded in Other noncurrent liabilities on our Condensed Consolidated Balance Sheets.
WuXi Biologics License - anti-PD-1
In 2017, we entered into an agreement with WuXi Biologics Ireland Limited ("WuXi Biologics") which, as amended, provides us with exclusive rights to (i) develop, use and manufacture products that include an anti-PD-1 antibody, including zimberelimab, worldwide and (ii) commercialize any such products worldwide, except in Greater China. Under this agreement, as of June 30, 2024, we may incur (i) regulatory milestone payments of up to $50 million for zimberelimab, and commercialization milestone payments of up to $375 million, (ii) tiered royalties that range from the high single-digits to low teens on net sales of the licensed products and (iii) fees related to any sublicenses.
For the three and six months ended June 30, 2024 and 2023, we did not have any milestones or royalties due under this arrangement.
WuXi Biologics License - anti-CD39
In 2020, we entered into an agreement with WuXi Biologics, under which we obtained the exclusive worldwide license to develop and commercialize anti-CD39 antibodies discovered under this arrangement. Under this agreement, as of June 30, 2024, we may incur additional clinical and regulatory milestone payments of up to $14 million and royalty payments in the low single digits on net sales of the licensed products under this agreement.
For the three and six months ended June 30, 2024, we did not have any development milestones due under this arrangement. For the three months ended June 30, 2023, we did not recognize any milestone expense. For the six months ended June 30, 2023, we incurred development milestones under this arrangement of $1 million, which were recognized as R&D expense.
Abmuno License
In 2016, we entered into an agreement (the "Abmuno Agreement") with Abmuno Therapeutics LLC ("Abmuno"), under which we obtained the exclusive worldwide license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. Under this agreement, as of June 30, 2024 we may incur additional clinical, regulatory and commercialization milestone payments of up to $88 million.
For the three and six months ended June 30, 2024 and 2023, we did not have any milestones due under this arrangement.
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
For the three and six months ended June 30, 2024, we recognized R&D expense of $2 million and $3 million, respectively, under this arrangement. For the three and six months ended June 30, 2023, R&D expense recognized was not material.

Note 5. Revenues
The following table summarizes our revenues by collaboration, category of revenue, and the method of recognition (in millions):

			Three Months Ended June 30,		Six Months Ended June 30,
	Over time	Point in time	2024	2023	2024	2023
Gilead Collaboration
License and R&D services	*		$27	$20	$160	$37
Access rights	*		9	9	17	17
Taiho Collaboration
R&D services	*		3	—	7	—
Total revenues			$39	$29	$184	$54
Revenues from Gilead accounted for 92% and 100% of Total revenues for the three months ended June 30, 2024 and 2023, respectively and 96% and 100% of Total revenues for the six months ended June 30, 2024 and 2023, respectively.
The following table summarizes the revenue recognized as a result of changes in the deferred revenue balance (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue recognized from amounts in deferred revenue at the beginning of the period	$39	$28	$180	$53
At June 30, 2024 and December 31, 2023, we had $327 million and $398 million deferred revenue remaining on our Condensed Consolidated Balance Sheets, respectively, allocated between current and noncurrent based on the expected timing of future recognition. Deferred revenue at June 30, 2024 excludes the $100 million continuation payment that Gilead has committed to pay in the third quarter 2024 for continued access to our pipeline.
Revenue from the Gilead Collaboration
In 2021, we determined that the First Gilead Collaboration Agreement Amendment represented a contract modification which was accounted for as a termination of the existing contract and the creation of a new contract.
On January 29, 2024, we entered into the Third Gilead Collaboration Agreement Amendment, which we determined was a change in scope and price of the original contract and we accounted for this contract modification as both a modification of the existing contract and the creation of a new contract. Under the applicable accounting rules for such contract modifications, we did not adjust the accounting for completed performance obligations that were distinct from the modified goods or services. However, we were required to adjust revenue previously recognized to reflect the effect of the contract modification due to the updated estimated transaction price allocated to the partially satisfied performance obligations and the updated measure of progress as of the modification date. Accordingly, we allocated the transaction price to the remaining performance obligations (both from the existing contract and the modification) and recognized a cumulative catch-up to revenue of $107 million based on the updated transaction price and measure of progress for the partially satisfied performance obligations. This cumulative catch-up reduced net loss per share, basic and diluted, in the six months ended June 30, 2024 by $1.21 (see Note 3, Related party - Gilead Sciences, Inc.).
The following table summarizes the transaction price (in millions):

Transaction price	Amount
Premium from Third Stock Purchase Agreement Amendment	$87
Option continuation payment due in the third quarter 2024	100
Deferred revenues as of January 29, 2024	335
Total transaction price	$522

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
We recognized revenue of $3 million and $10 million for the three months ended June 30, 2024 and 2023, respectively, and $27 million (including the cumulative catch-up) and $18 million for the six months ended June 30, 2024 and 2023, respectively, within License and development services revenue in our Condensed Consolidated Statements of Operations related to this performance obligation. At June 30, 2024 and December 31, 2023, we had $185 million and $133 million, respectively, of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to this performance obligation.

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
We recognized revenue of $19 million and $7 million for the three months ended June 30, 2024 and 2023, respectively, and $119 million (including the cumulative catch-up) and $15 million for the six months ended June 30, 2024 and 2023, respectively, within License and development services revenue in our Condensed Consolidated Statements of Operations related to this performance obligation. At June 30, 2024 and December 31, 2023, we had $52 million and $132 million, respectively, of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to this performance obligation.
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
We recognized revenue of $3 million and $1 million for the three months ended June 30, 2024 and 2023, respectively, and $10 million (including the cumulative catch-up) and $2 million for the six months ended June 30, 2024 and 2023, respectively, within License and development services revenue in our Condensed Consolidated Statements of Operations related to this performance obligation. At June 30, 2024 and December 31, 2023, we had $24 million and $25 million, respectively, of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to this performance obligation.
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
We recognized revenue of $9 million associated with the access rights performance obligation for each of the three months ended June 30, 2024 and 2023, respectively, and $17 million associated with the access rights performance obligation for each of the six months ended June 30, 2024 and 2023, respectively, within Other collaboration revenue in our Condensed Consolidated Statements of Operations related to these performance obligations. At June 30, 2024 and December 31, 2023, we had $63 million and $54 million, respectively, of deferred revenue on our Condensed Consolidated Balance Sheets related to these performance obligations.
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
At June 30, 2024, we had $34 million of deferred revenue remaining on our Condensed Consolidated Balance Sheet related to these performance obligations.
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
We recognized revenue of $2 million and $1 million for the three months ended June 30, 2024 and 2023, respectively, and $4 million and $1 million for the six months ended June 30, 2024 and 2023, respectively, within Other collaboration revenue in our Condensed Consolidated Statements of Operations related to these performance obligations. At June 30, 2024 and December 31, 2023, we had $27 million and $31 million, respectively, of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to these performance obligations.
Revenue from the Taiho Collaboration
Domvanalimab and Zimberelimab - R&D Services
During 2022, Taiho opted to participate in two global Phase 3 trials of domvanalimab and zimberelimab combinations, STAR-121 and STAR-221, and became obligated to make certain milestone payments contingent upon successfully satisfying the related clinical milestones. During the quarter ended September 30, 2023, the clinical milestones for domvanalimab and zimberelimab for the STAR-221 study were met and Taiho became obligated to pay us $28 million which was fully received as of June 30, 2024. In January 2024, the clinical milestones for domvanalimab and zimberelimab for the STAR-121 study were met and Taiho became obligated to pay us $26 million of which $16 million has been received as of June 30, 2024 with the remaining $10 million due in the first quarter of 2025.
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
We recognized revenue of $3 million and $7 million for the three and six months ended June 30, 2024 within License and development services revenue in our Condensed Consolidated Statements of Operations related to these performance obligations. At June 30, 2024 and December 31, 2023, we had $42 million and $23 million, respectively, of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to these performance obligations, allocated between current and noncurrent based on the expected timing of future recognition.
Capitalized Costs to Obtain Contracts
We incurred $8 million of costs on January 29, 2024 to obtain the Third Gilead Collaboration Agreement Amendment, Third Stock Purchase Agreement Amendment and the Second Investor Rights Agreement Amendment, which consisted of consultant fees that were payable upon the successful completion of the agreements. We determined that $5 million of these costs were related to the Third Stock Purchase Agreement Amendment which were recognized as offering costs in additional paid-in capital. The remaining costs were combined with $3 million in capitalized costs that remained from the initial Gilead Collaboration Agreement and subsequent amendments, and the total was allocated to the various remaining performance obligations, to be recognized as the underlying performance obligations are satisfied and revenue is recognized.
For each of the three months ended June 30, 2024 and 2023, we recognized an insignificant amount of expense related to these capitalized costs in General and administrative ("G&A") expense. For the six months ended June 30, 2024, we recognized $2 million of expense due to the related cumulative catch-up of revenue. For the six months ended June 30, 2023, the recognized expense was not significant. At June 30, 2024 and December 31, 2023, we had $3 million and $3 million, respectively in capitalized costs to obtain the contracts, allocated between Prepaid expenses and other current assets and Other noncurrent assets in our Condensed Consolidated Balance Sheets based on the expected timing of future recognition.

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
We did not record a provision for income taxes for the three and six months ended June 30, 2024 because of a forecasted full year net operating loss ("NOL"). The income tax expense was $1 million and $3 million for the three and six months ended June 30, 2023, with an effective tax rate of (2.0%) and (2.1%), respectively. The year-over-year decrease in the income tax provision was due to a decrease in taxable income. For the year ended December 31, 2023, we had taxable income compared to book losses before income taxes due to the timing of recognition of deferred revenue for tax purposes and the effects of the mandatory capitalization and amortization of R&D expenses starting in 2022, as required by the 2017 Tax Cuts and Jobs Act. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on our deferred tax assets and state income taxes.
As of June 30, 2024 and December 31, 2023, we have provided a valuation allowance against U.S. federal and state deferred tax assets. We continue to evaluate the realizability of deferred tax assets and the related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination.
We recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties.
We have not been audited by the Internal Revenue Service, any state or foreign tax authority. We are subject to taxation in the U.S. and in Australia. Due to NOL and research credit carryforwards, all of our tax years, from 2015 to 2023, remain open to U.S. federal and California state tax examinations. In addition, our fiscal years from 2019 to 2023 are open to examination in Australia.
Note 7. Net loss per share
The following table summarizes potentially dilutive securities excluded from the computation of diluted net loss per share calculations because they would have been antidilutive (in millions):

	June 30, 2024	June 30, 2023
Common stock options issued and outstanding	15.6	13.9
Restricted stock units issued	3.0	2.0
Employee Stock Purchase Plan shares	0.2	0.2
Total potential dilutive securities	18.8	16.1
We have also excluded the effect of Gilead’s right to purchase additional shares of our common stock from the calculation as these rights had no intrinsic value at either June 30, 2024 or 2023.
Note 8. Stock-based compensation
Stock-based compensation expense
The following table reflects the components of stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$10	$9	$20	$18
General and administrative	10	9	20	19
Total stock-based compensation	$20	$18	$40	$37

Note 9. Cash, cash equivalents and marketable securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the fair value of our cash, cash equivalents and marketable securities, all of which are considered available for sale, by type of securities (in millions):

Types of securities as of June 30, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$122	$—	$—	$122
U.S. treasury securities	302	—	(1)	301
Corporate securities and commercial paper	547	—	—	547
U.S. government agency securities	22	—	—	22
Certificate of deposit	17	—	—	17
Total cash, cash equivalents and marketable securities	$1,010	$—	$(1)	$1,009

Types of securities as of December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$85	$—	$—	$85
U.S. treasury securities	213	1	(1)	213
Corporate securities and commercial paper	471	—	—	471
U.S. government agency securities	90	—	—	90
Certificate of deposit	7	—	—	7
Total cash, cash equivalents and marketable securities	$866	$1	$(1)	$866
The following table summarizes the fair values of our cash, cash equivalents and marketable securities by location in the Condensed Consolidated Balance Sheets and contractual maturity (in millions):

Location in Condensed Consolidated Balance Sheets	Contractual Maturity	June 30, 2024	December 31, 2023
Cash and cash equivalents	—	$156	$127
Marketable securities	Within one year	813	632
Long-term marketable securities	Between one and three years	40	107
Total cash, cash equivalents and marketable securities		$1,009	$866
Realized gains or losses recognized on the sale of available-for-sale marketable securities were not material for the three and six months ended June 30, 2024 and 2023. Realized gains and losses are included in Interest and other income, net, in the Condensed Consolidated Statements of Operations. The cost of a security sold is determined using the specific-identification method.
We limit the credit risk associated with our investments by placing them with banks and institutions we believe are highly credit worthy and investing in highly rated investments. We held a total of 127 and 105 positions in securities which were in unrealized loss positions as of June 30, 2024 and December 31, 2023, respectively. We do not intend to sell our securities with unrealized loss positions and have concluded we will not be required to sell the securities before recovery of the amortized cost for the investment at maturity. No credit related losses have been recognized for any of the periods presented.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the total shown in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of June 30,
	2024	2023
Cash and cash equivalents	$156	$230
Restricted cash (included in Other noncurrent assets)	3	3
Total cash, cash equivalents and restricted cash	$159	$233

Restricted cash at June 30, 2024 and 2023 represents cash balances held as security in connection with our facility lease agreements.
Note 10. Condensed consolidated balance sheet components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Prepaid expenses and other assets	$20	$30
Accrued interest receivable	5	4
Total prepaid expenses and other current assets	$25	$34
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Accrued research and development	$38	$36
Accrued personnel expenses	20	26
Current portion of lease liabilities	11	11
Other	2	3
Total other current liabilities	$71	$76
Note 11. Leases
The following table summarizes our cash and non-cash information related to our operating leases (in millions):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities	$8	$8
Cash received from tenant improvement allowances	$—	$1
Recognition of tenant improvement allowance receivable included in Other current liabilities	$—	$4
In the first quarter of 2024, we evaluated our plans for a portion of our office space that we expected to sublease, and identified indicators of impairment to certain right-of-use assets associated with the leased space where the asset value was determined to be non-recoverable based upon a discounted cash flow analysis, resulting in an impairment charge of $20 million for the three months ended March 31, 2024 and the six months ended June 30, 2024. In the second quarter of 2024, we entered into a sublease for a portion of our office space which is expected to commence in 2025, and extends through 2031.
As of June 30, 2024 and December 31, 2023, we have provided deposits for letters of credit totaling $3 million to secure our obligations under our leases, which are included in Other noncurrent assets on the Condensed Consolidated Balance Sheets.

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
The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

Fair value measurement as of June 30, 2024	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$122	$—	$—	$122
U.S. treasury securities	—	301	—	301
Corporate securities and commercial paper	—	547	—	547
U.S. government agency obligations	—	22	—	22
Certificate of deposit	—	17	—	17
Total assets measured at fair value	$122	$887	$—	$1,009
Liabilities
Liability for sale of future royalties	$—	$—	$20	$20
Total liabilities measured at fair value	$—	$—	$20	$20

Fair value measurement as of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$85	$—	$—	$85
U.S. treasury securities	—	213	—	213
Corporate securities and commercial paper	—	471	—	471
U.S. government agency obligations	—	90	—	90
Certificate of deposit	—	7	—	7
Total assets measured at fair value	$85	$781	$—	$866
Liabilities
Liability for sale of future royalties	$—	$—	$19	$19
Total liabilities measured at fair value	$—	$—	$19	$19
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
During the second quarter of 2023, new preclinical information from our BVF Program led to revised assumptions which decreased the estimated probabilities of success and delayed the projected timing of achieving specified development, regulatory and commercial milestones and commercial sales. These changes in estimates are accounted for prospectively and resulted in a decrease in the imputed effective interest rate on the unamortized portion of the liability to 10.1% commencing with the quarter ended June 30, 2023, compared to 20.6% for the quarters ended March 31, 2023 and prior. The impact of this change on the non-cash interest expense for the six months ended June 30, 2024 was not material when compared to the prior period. The liability for sale of future royalties is reported in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets and changes were as follows (in millions):

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
Forward Looking Statements and Website Information
The discussion contained herein and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements. Such statements reflect our beliefs and opinions on the relevant subject based upon information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Our actual results could differ materially from those discussed in these forward-looking and other statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled “Risk Factors.”
We intend to use our website www.arcusbio.com as a means of disclosing material non-public information and for complying with our disclosure obligations under the Regulation FD. Such disclosures will be included on the company’s website under the heading “Investors & Media.” Accordingly, investors should monitor such portions of the company’s website, in addition to following the company’s press releases, SEC filings and public conference calls and webcasts (if any). The information contained on, or that may be accessed through our website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q.
Overview
We are a clinical-stage biopharmaceutical company focused on creating best-in-class therapies. Using our robust and highly efficient drug discovery capability, we have created a significant portfolio of investigational products which are in clinical development, with our most advanced molecule, an anti-TIGIT antibody, now in multiple Phase 3 registrational studies targeting lung and GI cancers. Our deep portfolio of novel small molecules and enabling antibodies allows us to create highly differentiated therapies, which we are developing to treat multiple large indications. We expect our clinical-stage portfolio to continue to expand and to include molecules targeting immuno-oncology, cancer cell-intrinsic and immunological pathways. Our vision is to create, develop and commercialize highly differentiated therapies that have a meaningful impact on patients.
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

Significant Developments
The following is a summary of the recent significant developments affecting our business:
Corporate Developments
•In July 2024, Taiho exercised its option for quemliclustat, our investigational small molecule CD73 inhibitor, for the Taiho Territory. As a result of this option exercise, Taiho will operationalize the Phase 3 PRISM-1 study evaluating quemliclustat in pancreatic cancer in Japan and we will receive an opt-in payment and are eligible to receive near-term milestone payments.
TIGIT Program
•In June 2024, we presented updated data at the ASCO Annual Meeting from Arm A1 of the Phase 2 EDGE-Gastric study which showed 12.9 months median progression-free survival ("PFS") for domvanalimab plus zimberelimab and chemotherapy in first-line upper GI adenocarcinomas, which exceeded historical benchmarks for anti-PD-1 plus chemotherapy.
◦The EDGE-Gastric study is evaluating the same regimen in the same setting as the STAR-221 Phase 3 study.
•Two Phase 3 studies have completed or are expected to complete enrollment this year:
◦STAR-221 evaluating domvanalimab plus zimberelimab and chemotherapy in PD-L1 all-comer first-line metastatic upper GI adenocarcinomas, completed enrollment in June 2024.
◦STAR-121 evaluating domvanalimab plus zimberelimab and chemotherapy in PD-L1 all-comer first-line metastatic NSCLC, is expected to complete enrollment in 2024.
HIF-2⍺ Program
•As of July 2024, we had completed enrollment of three expansion cohorts in ccRCC: 50mg, 100mg and 150mg. The 50mg and 150mg expansion cohort data will be used to satisfy U.S. Food and Drug Administration ("FDA") requirements related to dose optimization. We have subsequently re-opened enrollment of the 100mg expansion cohort and we expect to enroll approximately 120 patients in total across the three doses.
Adenosine-Axis Program
•In June 2024, we presented data at the ASCO Annual Meeting from ARC-9, a randomized Phase 1b/2 study evaluating etrumadenant plus zimberelimab, FOLFOX chemotherapy and bevacizumab ("EZFB") versus regorafenib in third-line metastatic colorectal cancer (mCRC).
◦Results showed 19.7 months median overall survival ("OS") for the EZFB arm and EZFB significantly reduced the risk of death by 63% and risk of disease progression by 73% compared to regorafenib. This is the longest median OS reported in third-line mCRC to date in a randomized trial.
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
Impairment of Long-Lived Assets
Impairment charges consist of impairment of right-of-use assets resulting from updated plans in the first quarter 2024 for a portion of our office space.

Non-Operating Income, net
Non-operating income, net consists primarily of interest earned on our investments in fixed-income marketable securities and non-cash interest expense incurred under the effective interest method on our liability for sale of future royalties to BVF.
Results of Operations
The following table summarizes our results of operations (in millions):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2024	2023		2024	2023
Revenues:
License and development services revenue	$28	$19	47%	$163	$36	*
Other collaboration revenue	11	10	10%	21	18	17%
Total revenues	39	29	34%	184	54	*
Operating expenses:
Research and development	115	84	37%	224	165	36%
General and administrative	30	28	7%	62	58	7%
Impairment of long-lived assets	—	—	*	20	—	*
Total operating expenses	145	112	29%	306	223	37%
Loss from operations	(106)	(83)	28%	(122)	(169)	(28%)
Non-operating income, net	13	9	44%	25	17	47%
Loss before income taxes	(93)	(74)	26%	(97)	(152)	(36%)
Income tax expense	—	(1)	*	—	(3)	(100%)
Net loss	$(93)	$(75)	24%	$(97)	$(155)	(37%)
*Not meaningful
Total Revenues
The increase in Total revenues for the three months ended June 30, 2024 was primarily driven by increased revenues from license and development services from the Third Gilead Collaboration Agreement Amendment; and increased R&D services under our Taiho and Gilead collaborations.
The increase in Total revenues for the six months ended June 30, 2024 was primarily driven by increased revenues from license and development services due to a cumulative catch-up to revenue of $107 million as a result of the Third Gilead Collaboration Agreement Amendment based on the updated transaction price and measure of progress for the partially satisfied performance obligations; and increased R&D services under our Taiho and Gilead collaborations.
See Note 5, Revenues to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the amount and timing of revenues recognized from our license and collaboration agreements.

Research and Development Expenses
We group all of our R&D activities and the related expenditures into categories as described below:

Included as of June 30, 2024
Category	Description	Program Level Expenses	Key Clinical Trials
Late-stage development programs	R&D expenses incurred related to a Phase 3 clinical program. This includes all unallocated program-level expense not directly attributable to a specific clinical trial once a molecule enters into one or more Phase 3 clinical trials.	domvanalimab zimberelimab	PACIFIC-8 STAR-121 STAR-221 ARC-10*
Early-stage development and preclinical programs	R&D expenses incurred for activities ranging from early-stage development and preclinical to Phase 2 clinical trials. This includes all unallocated program-level expense not directly attributable to a specific clinical trial unless the related program has entered into one or more Phase 3 clinical trials.	quemliclustat etrumadenant casdatifan AB598 AB801	ARC-7 ARC-8 ARC-9 ARC-20 ARC-25 ARC-26 ARC-27 EDGE-Lung EDGE-Gastric STELLAR009 VELOCITY-Lung
Compensation and personnel costs	Internal costs, such as salaries, non-cash stock-based compensation, and other personnel expenses for our R&D employees that are not allocated to specific programs or trials.	—	—
Other costs	Facilities, depreciation, and other external costs that are not recorded at the investigational product level.	—	—
Partnership reimbursements	Reimbursements from our collaboration partners for shared costs incurred by us and recognized as a reduction in R&D expense.	—	—
*Discontinuing further enrollment in the study
The following table summarizes our R&D expenses by category (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
Category	2024	2023	Change	2024	2023	Change
Late-stage development programs	$64	$40	60%	$127	$78	63%
Early-stage development and preclinical programs	33	38	(13)%	58	71	(18)%
Compensation and personnel costs	45	38	18%	90	78	15%
Other costs	13	12	8%	26	24	8%
Partnership reimbursements	(40)	(44)	(9)%	(77)	(86)	(10)%
Total research and development	$115	$84	37%	$224	$165	36%
The increase in R&D expenses for the three months ended June 30, 2024 was primarily driven by higher costs to support our expanding late-stage development program activities, driven by higher enrollment in our Phase 3 studies. Our growing headcount drove an increase in compensation and personnel costs, including a $1 million increase in non-cash stock-based compensation. The overall increase was partially offset by reduced spend in our early-stage development and preclinical program activities due to fewer Phase 2 studies and lower clinical manufacturing costs due to the timing of manufacturing activities.

The increase in R&D expenses for the six months ended June 30, 2024 was primarily driven by higher costs to support our expanding late-stage development program activities, driven by higher enrollment in our Phase 3 studies, and the timing of manufacturing activities. Our growing headcount drove an increase in compensation and personnel costs, including an $2 million increase in non-cash stock-based compensation. The overall increase was partially offset by reduced spend in our early-stage development and preclinical program activities due to fewer Phase 2 studies and lower clinical manufacturing costs due to the timing of manufacturing activities.
R&D expense by quarter may fluctuate due to the timing of clinical manufacturing and standard-of-care therapeutic purchases with a corresponding impact on reimbursements.
General and Administrative Expenses
The increase in G&A expenses for the three months ended June 30, 2024 was primarily driven by increased compensation related to higher headcount and our 2024 stock awards, including a $1 million increase in non-cash stock-based compensation.
The increase in G&A expenses for the six months ended June 30, 2024 was primarily driven by increased compensation related to higher headcount and our 2024 stock awards, including a $1 million increase in non-cash stock-based compensation, and costs to obtain the Third Gilead Agreement Amendment.
Impairment of Long-Lived Assets
The increase in impairment expense for the six months ended June 30, 2024 was due to our 2024 evaluation of a portion of our office space that we expect to sublease, resulting in an impairment charge of $20 million, compared to no similar impairment in the prior year.
Non-Operating Income, net
The increase in Non-operating income, net for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, was primarily due to higher average portfolio balances driven by $320 million received from Gilead in January 2024.
Income Tax Expense
The decrease in Income tax expense for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, was primarily due to taxable income in the prior year.
Liquidity and Capital Resources
Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury and agency obligations, investments in corporate securities and certificates of deposit. Based on our existing business plan, we believe that our cash, cash equivalents, and marketable securities as of June 30, 2024, will be sufficient to fund our planned level of operations into 2027.
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
Under the Stock Purchase Agreement, Gilead has the right, at its option, to purchase additional shares from us, up to a maximum ownership of 35% of our then-outstanding voting common stock, from time to time until July 2025. In January 2024, we further amended and restated the Stock Purchase Agreement and sold 15.2 million shares of our common stock to Gilead at a purchase price of $21.00 per share for total gross proceeds of $320 million of which $87 million was allocated to the performance obligations under the Third Gilead Collaboration Agreement Amendment. As of June 30, 2024, Gilead held approximately 32.9% of our outstanding common stock arising from purchases in our May 2020 public offering and purchases under the Stock Purchase Agreement and the related amendments.
In 2023, we entered into an equity distribution agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200 million. During the six months ended June 30, 2024, there were no sales of our common stock under the equity distribution agreement.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented below (in millions):

	Six Months Ended June 30,
Net cash provided by (used in):	2024	2023
Operating activities	$(96)	$(155)
Investing activities	$(106)	$155
Financing activities	$231	$24
Operating Activities
Net cash used in operating activities was $96 million for the six months ended June 30, 2024 compared to $155 million for the same period in the prior year. The change in operating cash flows is primarily due to the receipt of $87 million from Gilead under the Third Gilead Collaboration Agreement Amendment that was allocated to revenue and the receipt of $30 million from Taiho for development milestones partially offset by higher R&D expenditures.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2024 was primarily due to net purchases of marketable securities of $102 million.
Cash provided by investing activities for the six months ended June 30, 2023 was primarily due to net proceeds from marketable securities of $163 million.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2024 was due to net proceeds of $228 million from issuance of our common stock to Gilead under the Third Stock Purchase Agreement Amendment and proceeds of $4 million for stock issued under our equity award plans.
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
A hypothetical 10% change in the updated standalone selling prices related to Third Gilead Collaboration Agreement Amendment would have changed the cumulative catch-up to revenue recognized during the current year to date period by as much as $3 million.

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
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a pre-commercial immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale nor have we ever generated any revenue from product sales. Our revenues to date have been primarily from upfront and milestone payments, R&D support and clinical materials reimbursement from our strategic partners. For the six months ended June 30, 2024 and year ended December 31, 2023, we had net losses of $97 million and $307 million, respectively. As of June 30, 2024, we had an accumulated deficit of $946 million. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. While we may receive income from year to year under the Gilead Agreement and Taiho Agreement, we generally expect to incur substantial and increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
As of June 30, 2024, we had $1.0 billion of cash, cash equivalents and marketable securities, which we believe will be sufficient to fund our anticipated level of operations into 2027. We cannot guarantee that we will be able to obtain additional capital in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our R&D programs or future commercialization efforts. In addition, if we are able to raise additional capital, raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our intellectual property or investigational products. Our future capital requirements will depend on many factors related to the cost and timing of developing our investigational products, including:
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
The results of preclinical and early clinical trials of our investigational products and other products with the same mechanism of action may not be predictive of the results of later-stage clinical trials. For example, in the last year we have presented data from multiple Phase 2 studies (such as ARC-7, ARC-8 and EDGE-Gastric) that are evaluating the same or similar regimen in the same setting as one of our current or potentially future Phase 3 studies. Data from these Phase 2 studies may not be predictive of the results of any of our Phase 3 studies even if evaluating the same regimen and setting. Clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. In particular, results from uncontrolled trials, meaning trials in which there is no control group such as a placebo group, are inherently difficult to interpret. This difficulty is compounded in clinical trials such as ours, in which two or more investigational products that have not yet been approved are being evaluated. Accordingly, the preliminary data from clinical trials of certain of our investigational products may not be predictive of future clinical trial results for these or other investigational products when studied in a randomized environment or larger patient populations.
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
For example, enrollment of oncology subjects in our clinical trials evaluating zimberelimab may be hampered by nivolumab from Bristol-Myers Squibb and pembrolizumab from Merck, both of which are approved and on the market. Subjects may opt to be treated with an approved product rather than our anti-PD-1 antibody investigational product. In addition, Roche/Genentech, Merck and BeiGene have initiated numerous Phase 3 trials with their respective anti-TIGIT antibodies, which could reduce the number of clinical sites and subjects available for our registrational program for domvanalimab (our anti-TIGIT antibody), including STAR-121 and STAR-221, Phase 3 trials in lung cancer and in upper GI tract cancer, respectively.
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
Further, we have no control over the clinical trials or development programs of third parties developing investigational products directed to the same target as one of our programs. For example, Roche recently announced that their Phase II/III study evaluating tiragolumab (their anti-TIGIT antibody) plus Tecentriq® (atezolizumab) and chemotherapy versus pembrolizumab and chemotherapy as an initial (first-line) treatment for people with previously untreated, locally advanced unresectable or metastatic non-squamous NSCLC, did not meet its primary endpoints of PFS and OS that they plan to discontinued the study based on the results. Adverse findings or clinical trial results such as these could adversely affect the commercial prospects of our investigational products and cause our stock price to fluctuate or decline.
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
•we have appointed three individuals that were designated by Gilead to our board of directors pursuant to the terms of the Investor Rights Agreement, and Gilead owns approximately 32.9% of our outstanding common stock as of June 30, 2024 and has the right (but not the obligation) to acquire additional shares from us up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock and, as a result, may be able to exert significant influence over our company;
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
Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living cells. We rely, and expect to continue to rely, on third parties for the manufacture and supply of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products are approved. If any of these third-parties fail to perform these activities for us, nonclinical or clinical development of our investigational products could be delayed, which could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects. Further, we currently have limited manufacturing arrangements for our investigational products and expect that each of our investigational products will only be covered by single source suppliers for the foreseeable future. Our reliance on limited manufacturing arrangements increases the risk that we will not have and may not be able to obtain sufficient quantities of our investigational products for use in our clinical trials and, if approved, commercial activities. For example, WuXi Biologics, located in China, is currently our sole manufacturer of zimberelimab and domvanalimab. We regularly assess our supply needs against our manufactured quantities, however, if WuXi Biologics, or any other manufacturer that we rely on, is unable or unwilling to provide the quantity of material we require, there is no guarantee that any reserves we have of our investigational products will be sufficient for our future clinical development plans. If any reserves we have are depleted and we are unable to establish a reliable source of supply, our development efforts, and if approved, commercial activities, could be delayed or impaired. See the risk factor titled “Unfavorable global economic, political and trade conditions could adversely affect our business, financial condition or results of operations and may exacerbate the effects of the risks described herein.”
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
We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, reporting and notification obligations, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. We may need to devote substantial time and attention to ensuring that we are compliant with our obligations under these agreements. If we fail to comply with the obligations under our license agreements or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the investigational product being developed under any such agreement and any other investigational products being developed or tested in combination. Domvanalimab, which we in-licensed from Abmuno, and zimberelimab, which we in-licensed from WuXi Biologics, are being evaluated in combination in our two most advanced Phase 3 studies, STAR-121 and STAR-221. In the event we breach any of our license agreements with Abmuno and/or WuXi Biologics, and our license agreements are terminated, we would have to cease these development activities, or we would have to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.
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
Emerging international trade relations and new legislation may also adversely impact our operations and/or financial condition by limiting or preventing the activities of third parties that we engage or increasing the cost of our operations. Recent congressional legislative proposals, such as the Biosecure Act, proposed executive orders, sanctions and other measures discourage contracting with Chinese companies on the development or manufacturing of pharmaceutical products and may restrict trade with China. WuXi Biologics, located in China, is currently our sole manufacturer of zimberelimab and domvanalimab. If WuXi Biologics becomes subject to trade restrictions, sanctions or other regulatory requirements by the U.S. government, or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the U.S. and mainland China, it could materially impact our ability obtain additional supply of zimberelimab and domvanalimab. Finding a replacement manufacturer could require significant effort and/or be prohibitively expensive, and we may not be able to do so in a timely manner which could have an adverse impact on our operations, operating results and financial condition.
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
We have incurred substantial losses during our history and our ability to generate profits in the future is uncertain. Unused NOL carryforwards the tax year ended December 31, 2017 and prior tax years will carry forward to offset future taxable income, if any, until such unused NOLs expire. Unused NOLs generated after December 31, 2017, under current tax law, will not expire. Our NOLs may be carried forward indefinitely. In addition, the future deductibility of such NOLs will be limited to 80% of current year taxable income in any given year.
Both our current and our future unused losses (and tax credit carryforwards) may be subject to further limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "IRC"), if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We performed an analysis under IRC Section 382 and 383 through October 31, 2020 with respect to our NOL and credit carryforwards. We concluded that an ownership change, as defined under IRC Section 382, occurred in previous years but that such ownership change did not result in the expiration of our NOL or credit carryforwards prior to utilization. We may incur additional ownership changes in the future in connection with any equity issuance, including any additional issuances to Gilead. If we experience any such ownership change, we may be limited in our ability to use our NOL and credit carryforwards and be required to make material cash tax payments.
Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. For example, California recently enacted a franchise tax law limiting the usability of California state NOLs to offset taxable income for tax years beginning on or after January 1, 2024 and January 1, 2027. Similar laws in the future could accelerate or permanently increase state taxes owed. Therefore, even if we attain sustained profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.
Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. We actively monitor legislative and regulatory developments that may affect our tax liability in order to identify and evaluate if such proposals would have a material impact, whether detrimental or beneficial, on our financial results. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to currently deduct R&D expenditures and requires taxpayers to capitalize and amortize U.S. based and non-U.S. based R&D expenditures over five and fifteen years, respectively, pursuant to IRC Section 174. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.
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
The legislative and regulatory landscape for privacy and data security continues to evolve, and we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data security in the U.S., the European Union (the "EU"), the United Kingdom (the "UK") and other jurisdictions. This increased focus on privacy and data security issues may negatively affect our operating results and our business. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, "CCPA") applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. In addition, the CCPA provides for administrative noncompliance that may carry fines of up to $7,500 per violation and the CCPA authorizes private lawsuits to recover statutory damages for certain data breaches. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
Foreign data protection laws also apply to health-related and other personal data obtained outside the United States. The EU General Data Protection Regulation (the "EU GDPR"), the UK General Data Protection Regulation (the "UK GDPR" and, together with the EU GDPR, the "GDPR") and Canada’s Personal Information Protection and Electronic Documents Act ("PIPEDA"), or the applicable provincial alternatives, impose strict requirements, including the obligation to appoint data protection officers in certain circumstances, rights for individuals to be “forgotten” and to data portability, and the obligation to make public notification of significant data breaches. Under the GDPR, data protection authorities can impose temporary or definitive bans on data processing and other corrective actions or fines of up to 4% of our total worldwide turnover or up to €20 million under the EU GDPR/17.5 million pounds sterling under the UK GDPR (in either case, whichever is higher), or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, PIPEDA and various related provincial laws, as well as Canada’s Anti-Spam Legislation ("CASL"), may apply to our operations. We also target customers in Asia and may be subject to new and emerging data privacy regimes, including China’s Personal Information Protection Law ("PIPL").
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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the U.S. and other to countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant organizations based in the U.S. who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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
Based upon shares outstanding as of June 30, 2024, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 62.0% of our common stock. In particular, as of June 30, 2024, Gilead owns approximately 32.9% of our outstanding common stock (and has the right to acquire additional shares of our common stock from us to enable it to own up to 35% of our outstanding common stock), and we have appointed its three designees to our board of directors pursuant to the terms of the Investor Rights Agreement. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Accordingly, we cannot assure you that we will not in the future identify one or more material weaknesses in our internal control over financial reporting, which may have a negative impact on our ability to timely and accurately produce financial statements, may result in a material misstatement of our Condensed Consolidated Financial Statements or may negatively impact the confidence level of our stockholders and other market participants with respect to our reported financial information.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
The adoption, modification or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2024, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

Name and Title	Action	Date	Total Shares to be Sold	Expiration Date
Alexander Azoy Chief Accounting Officer	Amendment	May 10, 2024	67,176	March 20, 2025

Item 6. Exhibits.
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018
3.2	Amended and Restated Bylaws	8-K	001-38419	3.1	May 26, 2020
10.1*	Amendment No. 4 to the Option, License and Collaboration Agreement between Arcus Biosciences, Inc. and Gilead Sciences, Inc., dated May 10, 2024
10.2A	Non-Employee Director Compensation Program	8-K	001-38419	10.1	June 6, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
_____________________________________
*Filed herewith.
†This certification is deemed furnished but not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
AIndicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCUS BIOSCIENCES, INC.

Date:	August 8, 2024	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ Alexander Azoy
Alexander Azoy
Chief Accounting Officer (Principal Accounting Officer)