Form 10-Q
period 2024-09-30
Arcus Biosciences, Inc.
filed 2024-11-06
CIK 1724521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2024, the registrant had 91,511,609 shares of common stock, $0.0001 par value per share, outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
License and development services revenue (Includes $23, $18, $179 and $54 from a related party)	$41	$22	$204	$58
Other collaboration revenue (Includes $7, $10, $28 and $28 from a related party)	7	10	28	28
Total revenues	48	32	232	86

Operating expenses:
Research and development (Includes $2, $22, $32 and $89 of net recoveries from a related party)	123	82	347	247
General and administrative	30	30	92	88
Impairment of long-lived assets (see Note 12, Leases)	—	—	20	—
Total operating expenses	153	112	459	335

Loss from operations	(105)	(80)	(227)	(249)

Non-operating income (expense):
Interest and other income, net	14	12	40	30
Interest expense	(1)	(1)	(2)	(2)
Total non-operating income, net	13	11	38	28

Loss before income taxes	(92)	(69)	(189)	(221)

Income tax expense	—	(2)	—	(5)

Net loss	$(92)	$(71)	$(189)	$(226)

Net loss per share:
Basic and diluted	$(1.00)	$(0.94)	$(2.11)	$(3.07)

Shares used to compute net loss per share:
Basic and diluted	91.4	74.6	89.6	73.6
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(92)	$(71)	$(189)	$(226)
Other comprehensive income	2	1	1	4
Comprehensive loss	$(90)	$(70)	$(188)	$(222)
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$201	$127
Marketable securities	888	632
Receivable from collaboration partners ($2 and $20 from a related party)	16	38
Prepaid expenses and other current assets	22	34
Total current assets	1,127	831

Long-term marketable securities	2	107
Property and equipment, net	48	51
Other noncurrent assets ($— and $6 from a related party)	75	106
Total assets	$1,252	$1,095

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13	$17
Deferred revenue ($93 and $84 to a related party)	105	91
Other current liabilities	97	76
Total current liabilities	215	184

Deferred revenue, noncurrent ($262 and $291 to a related party)	289	307
Long-term debt	47	—
Other noncurrent liabilities	136	142

Commitments

Stockholders’ equity:
Common stock and additional paid-in capital: $0.0001 par value per share; 400.0 shares authorized; 91.5 shares in 2024 and 75.5 shares in 2023 issued and outstanding	1,602	1,311
Accumulated deficit	(1,038)	(849)
Accumulated other comprehensive loss	1	—
Total stockholders’ equity	565	462
Total liabilities and stockholders’ equity	$1,252	$1,095
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2022	72.9	$1,206	$(542)	$(7)	$657
Issuance of common stock in connection with our equity award programs	0.2	1	—	—	1
Stock-based compensation	—	19	—	—	19
Other comprehensive income	—	—	—	3	3
Net loss	—	—	(80)	—	(80)
Balance at March 31, 2023	73.1	1,226	(622)	(4)	600
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 13, Stockholders' Equity)	1.0	20	—	—	20
Issuance of common stock in connection with our equity award programs	0.4	3	—	—	3
Stock-based compensation	—	18	—	—	18
Net loss	—	—	(75)	—	(75)
Balance at June 30, 2023	74.5	1,267	(697)	(4)	566
Issuance of common stock	0.2	5	—	—	5
Issuance of common stock in connection with our equity award programs	0.1	1	—	—	1
Stock-based compensation	—	18	—	—	18
Other comprehensive income	—	—	—	1	1
Net loss	—	—	(71)	—	(71)
Balance at September 30, 2023	74.8	$1,291	$(768)	$(3)	$520

Balance at December 31, 2023	75.5	$1,311	$(849)	$—	$462
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 13, Stockholders' Equity)	15.2	228	—	—	228
Issuance of common stock in connection with our equity award programs	0.2	2	—	—	2
Stock-based compensation	—	20	—	—	20
Other comprehensive loss	—	—	—	(1)	(1)
Net loss	—	—	(4)	—	(4)
Balance at March 31, 2024	90.9	1,561	(853)	(1)	707
Issuance of common stock in connection with our equity award programs	0.4	1	—	—	1
Stock-based compensation	—	20	—	—	20
Net loss	—	—	(93)	—	(93)
Balance at June 30, 2024	91.3	1,582	(946)	(1)	635
Issuance of common stock in connection with our equity award programs	0.2	1	—	—	1
Stock-based compensation	—	19	—	—	19
Other comprehensive income	—	—	—	2	2
Net loss	—	—	(92)	—	(92)
Balance at September 30, 2024	91.5	$1,602	$(1,038)	$1	$565
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities
Net loss	$(189)	$(226)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	59	55
Depreciation and amortization	7	5
Noncash lease expense	5	6
Impairment of long-lived assets	20	—
Amortization of discounts on marketable securities	(19)	(13)
Other items, net	2	2
Changes in operating assets and liabilities:
Receivable from collaboration partners ($18 and $17 from a related party)	32	15
Other assets ($6 and ($4) from a related party)	16	(12)
Accounts payable	(2)	(3)
Deferred revenue (($20) and ($47) to a related party)	(14)	(51)
Other liabilities	13	4
Net cash used in operating activities	(70)	(218)

Cash flow from investing activities
Purchases of marketable securities	(871)	(673)
Proceeds from maturities of marketable securities	726	837
Proceeds from sales of marketable securities	15	20
Purchases of property and equipment	(5)	(18)
Net cash provided by (used in) investing activities	(135)	166

Cash flow from financing activities
Proceeds from issuance of common stock ($228 and $20 from a related party)	228	25
Proceeds from debt issuances, net	47	—
Proceeds from issuance of common stock pursuant to equity award plans	6	5
Payments of employee taxes related to net settlement of equity awards	(2)	—
Net cash provided by financing activities	279	30
Net increase (decrease) in cash, cash equivalents and restricted cash	74	(22)
Cash, cash equivalents and restricted cash at beginning of period	130	209
Cash, cash equivalents and restricted cash at end of period	$204	$187

Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in Accounts payable and Other current liabilities	$—	$6
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
Liquidity and Capital Resources
As of September 30, 2024, we had cash, cash equivalents and marketable securities of $1.1 billion, which we believe will be sufficient to fund our planned operations for a period of at least twelve months following the date of filing of this report.
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
Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future period.
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
As of September 30, 2024, Gilead held approximately 32.9% of our outstanding common stock arising from purchases in our May 2020 public offering and purchases under the Stock Purchase Agreement and the related amendments.
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
In January 2024, we entered into the Third Gilead Collaboration Agreement Amendment. The Third Gilead Collaboration Agreement Amendment, among other things, (i) requires Gilead to pay the $100 million option continuation payment due on the fourth anniversary of the Gilead Collaboration Agreement, which was received in the third quarter 2024 (ii) provides that we will operationalize and fund a Phase 3 study we plan to initiate to evaluate quemliclustat in pancreatic cancer subject to Gilead’s right to reinstate the study as part of the parties’ joint development activities upon regulatory approval, (iii) provides that we will solely fund our share of PACIFIC-8, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program in the first quarter of 2026, and (iv) provides that we will fund certain other activities. All other terms of the existing collaboration agreements, remain unchanged.
As of September 30, 2024, Gilead has licenses to domvanalimab, AB308, etrumadenant, quemliclustat and zimberelimab.
For the three months ended September 30, 2024 and 2023, we recognized revenue under the Gilead Agreements of $30 million and $28 million, respectively, and net reimbursements from Gilead recognized as reductions in Research and Development ("R&D") expense of $2 million and $22 million, respectively. For the nine months ended September 30, 2024 and 2023, we recognized revenue under the Gilead Agreements of $207 million and $82 million, respectively, and net reimbursements from Gilead recognized as reductions in R&D expense of $32 million and $89 million, respectively.
At September 30, 2024 and December 31, 2023, we had a net receivable of $2 million and $20 million, respectively, recorded in Receivable from collaboration partners on our Condensed Consolidated Balance Sheets. At December 31, 2023, we had $6 million recorded in Other noncurrent assets on our Condensed Consolidated Balance Sheets.
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
Our significant arrangements are discussed below. For a more detailed discussion on revenues recognized under these arrangements, see Note 5, Revenues.
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
As of September 30, 2024, Taiho has licenses for the Taiho Territory to (i) etrumadenant (the adenosine receptor antagonist program); (ii) zimberelimab (the anti PD-1 program); (iii) domvanalimab and AB308 (the anti-TIGIT program); and (iv) quemliclustat (the CD73 program), for which Taiho exercised its option in July 2024 for an option payment of $15 million which was received in the third quarter 2024.
During 2022, Taiho opted to participate in two global Phase 3 trials of domvanalimab and zimberelimab combinations, STAR-121 and STAR-221, and became obligated to reimburse us for their portion of the global study costs, and to make milestone payments contingent upon successfully satisfying the related clinical milestones. During the quarter ended September 30, 2023, the clinical milestones for domvanalimab and zimberelimab for the STAR-221 study were met and Taiho became obligated to pay us $28 million which has been fully received. In January 2024, the clinical milestones for domvanalimab and zimberelimab for the STAR-121 study were met and Taiho became obligated to pay us $26 million, of which $16 million was received in the quarter ending March 31, 2024 with the remaining $10 million due in the first quarter of 2025.
In October 2024, Taiho opted to participate in the global Phase 3 trial of quemliclustat, PRISM-1, and became obligated to reimburse us for their portion of the global study costs, and to make milestone payments totaling $19 million contingent upon successfully satisfying the related clinical milestone.
For the three months ended September 30, 2024 and 2023, we recognized revenue under this arrangement of $18 million and $4 million, and net reimbursements from Taiho of $3 million and $2 million, recognized as a reduction in R&D expense. For the nine months ended September 30, 2024 and 2023, we recognized revenue under this arrangement of $25 million and $4 million, and net reimbursements from Taiho of $10 million and $4 million, recognized as a reduction in R&D expense.
At September 30, 2024 and December 31, 2023, we had $14 million and $18 million, respectively, related to these agreements recorded in Receivable from collaboration partners on our Condensed Consolidated Balance Sheets.
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
Prior to January 2024, the PACIFIC-8 trial formed part of the Arcus and Gilead joint development program for domvanalimab and our portion of the trial costs were shared with Gilead. At December 31, 2023, we had recognized amounts due from Gilead for these shared costs of $6 million, recorded in Other noncurrent assets on our Condensed Consolidated Balance Sheet. Under the Third Gilead Collaboration Agreement Amendment, we agreed to solely fund our share of PACIFIC-8, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program in the first quarter of 2026. For the nine months ended September 30, 2024, we incurred $6 million of R&D expense reflecting our additional share of incurred costs.
For the three months ended September 30, 2024 and 2023, we recognized as R&D expense $4 million and $1 million, respectively under this arrangement. For the nine months ended September 30, 2024 and 2023, we recognized as R&D expense $10 million and $6 million, respectively under this arrangement.
At September 30, 2024, we have recognized a total liability of $22 million related to our obligation to AstraZeneca, of which $10 million is recorded in Other current liabilities and $12 million is recorded in Other noncurrent liabilities on our Condensed Consolidated Balance Sheets. At December 31, 2023, we have recognized a liability of $11 million, which is recorded in Other noncurrent liabilities on our Condensed Consolidated Balance Sheets.
WuXi Biologics License - anti-PD-1
In 2017, we entered into an agreement with WuXi Biologics Ireland Limited ("WuXi Biologics") which, as amended, provides us with exclusive rights to (i) develop, use and manufacture products that include an anti-PD-1 antibody, including zimberelimab, worldwide and (ii) commercialize any such products worldwide, except in Greater China. Under this agreement, as of September 30, 2024, we may incur (i) regulatory milestone payments of up to $50 million, (ii) commercialization milestone payments of up to $375 million, (iii) tiered royalties that range from the high single-digits to low teens on net sales of the licensed products and (iv) fees related to any sublicenses.
For the three and nine months ended September 30, 2024 and 2023, we did not have any milestones or royalties due under this arrangement.
WuXi Biologics License - anti-CD39
In 2020, we entered into an agreement with WuXi Biologics, under which we obtained the exclusive worldwide license to develop and commercialize anti-CD39 antibodies discovered under this arrangement. Under this agreement, as of September 30, 2024, we may incur additional clinical and regulatory milestone payments of up to $14 million and royalty payments in the low single digits on net sales of the licensed products under this agreement.
For the three and nine months ended September 30, 2024, and the three months ended September 30, 2023, we did not have any development milestones due under this arrangement. For the nine months ended September 30, 2023, we incurred development milestones under this arrangement of $1 million, which were recognized as R&D expense.
Abmuno License
In 2016, we entered into an agreement (the "Abmuno Agreement") with Abmuno Therapeutics LLC ("Abmuno"), under which we obtained the exclusive worldwide license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. Under this agreement, as of September 30, 2024 we may incur additional clinical, regulatory and commercialization milestone payments of up to $88 million.
For the three and nine months ended September 30, 2024 and 2023, we did not have any milestones due under this arrangement.
Exelixis Collaboration
In 2023, we entered into a clinical trial collaboration with Exelixis for STELLAR-009, a Phase 1b/2 trial to evaluate casdatifan, our investigational inhibitor of the transcription factor HIF-2⍺, in combination with Exelixis’s zanzalintinib, a next-generation tyrosine kinase inhibitor, in patients with clear cell renal cell carcinoma ("ccRCC"). Under the collaboration, each company will retain existing rights to their respective molecules and any future commercial economics. Exelixis will conduct the STELLAR-009 trial, and each company will supply their respective investigational product to support the trial. We will reimburse Exelixis for a portion of the trial costs. In August 2024, both parties agreed to terminate the agreement and wind down the STELLAR-009 trial.

For the three months ended September 30, 2024 and 2023, we recognized R&D expense of $2 million and $1 million, respectively, under this arrangement. For the nine months ended September 30, 2024 and 2023, we recognized R&D expense of $5 million and $1 million, respectively, under this agreement.
Note 5. Revenues
The following table summarizes our revenues by collaboration, category of revenue, and the method of recognition (in millions):

			Three Months Ended September 30,		Nine Months Ended September 30,
	Over time	Point in time	2024	2023	2024	2023
Gilead Collaboration
License and R&D services	*		$25	$20	$185	$57
Access rights	*		5	8	22	25
Taiho Collaboration
License revenue		*	15	—	15	—
R&D services	*		3	4	10	4
Total revenues			$48	$32	$232	$86
Revenues from Gilead accounted for 63% and 88% of Total revenues for the three months ended September 30, 2024 and 2023, respectively and 89% and 95% of Total revenues for the nine months ended September 30, 2024 and 2023, respectively.
The following table summarizes the revenue recognized as a result of changes in the deferred revenue balance (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue recognized from amounts in deferred revenue at the beginning of the period	$33	$28	$212	$79
At September 30, 2024 and December 31, 2023, we had $394 million and $398 million of deferred revenue remaining on our Condensed Consolidated Balance Sheets, respectively, allocated between current and noncurrent based on the expected timing of future recognition.
Revenue from the Gilead Collaboration
In 2021, we entered into the First Gilead Collaboration Agreement Amendment, which we determined represented a contract modification which was accounted for as a termination of the existing contract and the creation of a new contract.
On January 29, 2024, we entered into the Third Gilead Collaboration Agreement Amendment, which we determined was a change in scope and price of the original contract and we accounted for this contract modification as both a modification of the existing contract and the creation of a new contract. Under the applicable accounting rules for such contract modifications, we did not adjust the accounting for completed performance obligations that were distinct from the modified goods or services. However, we adjusted revenue previously recognized to reflect the effect of the contract modification due to the updated estimated transaction price allocated to the partially satisfied performance obligations and the updated measure of progress as of the modification date. Accordingly, we allocated the transaction price to the remaining performance obligations (both from the existing contract and the modification) and recognized a cumulative catch-up to revenue of $107 million based on the updated transaction price and measure of progress for the partially satisfied performance obligations. This cumulative catch-up reduced net loss per share, basic and diluted, in the nine months ended September 30, 2024 by $1.19 (see Note 3, Related party - Gilead Sciences, Inc.).

The following table summarizes the transaction price (in millions):

Transaction price	Amount
Premium from Third Stock Purchase Agreement Amendment	$87
Option continuation payment received in the third quarter of 2024	100
Deferred revenue as of January 29, 2024	335
Total transaction price	$522
Our assessment of the updated transaction price for the Third Gilead Collaboration Agreement Amendment included an analysis of amounts we expected to receive, which at contract amendment consisted of: the $100 million option continuation payment that Gilead committed to and paid in the third quarter of 2024 for continued access to our pipeline; $87 million allocated from the premium from the Third Stock Purchase agreement; and $335 million deferred revenue remaining from the First Gilead Collaboration Agreement Amendment effective December 2021. We determined the entire $522 million to be the allocable transaction price as of the amendment closing date, due to the history of timely payments by Gilead.
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
We recognized revenue of $9 million and $21 million for the three months ended September 30, 2024 and 2023, respectively, and $36 million (including the cumulative catch-up) and $39 million for the nine months ended September 30, 2024 and 2023, respectively, within License and development services revenue in our Condensed Consolidated Statements of Operations related to this performance obligation.
At September 30, 2024 and December 31, 2023, we had $176 million and $133 million, respectively, of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to this performance obligation.

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
We recognized revenue of $13 million for the three months ended September 30, 2024 and a reversal of revenue of $4 million for the three months ended September 30, 2023 due to the changes in the total estimated effort to be incurred in the future to satisfy the performance obligations. We recognized revenue of $132 million (including the cumulative catch-up) and $11 million for the nine months ended September 30, 2024 and 2023, respectively, within License and development services revenue in our Condensed Consolidated Statements of Operations related to this performance obligation.
At September 30, 2024 and December 31, 2023, we had $39 million and $132 million, respectively, of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to this performance obligation.
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
We recognized revenue of $1 million and $1 million for the three months ended September 30, 2024 and 2023, respectively, and $11 million (including the cumulative catch-up) and $3 million for the nine months ended September 30, 2024 and 2023, respectively, within License and development services revenue in our Condensed Consolidated Statements of Operations related to this performance obligation.
At September 30, 2024 and December 31, 2023, we had $23 million and $25 million, respectively, of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to this performance obligation.
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

Effective January 29, 2024, under the Third Gilead Collaboration Agreement Amendment, Gilead agreed to pay the $100 million option continuation payment due on the fourth anniversary of the Gilead Collaboration Agreement, which occurred and was received in the third quarter of 2024, and we included this payment in the transaction price. By exercising this right Gilead’s exclusive access to our current programs as well as any future programs is extended to 2026. We determined that as of the closing date of January 29, 2024, Gilead is not obligated to make the remaining contingent payments totaling $200 million due on the sixth and eighth anniversaries of the Gilead Collaboration Agreement and accordingly, we have excluded these payments from the transaction price. Failure to pay the non-obligatory option continuation payments will result in Gilead’s loss of certain rights to access and obtain licenses to the programs arising from our R&D pipeline.
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
We recognized revenue of $5 million and $8 million associated with the access rights performance obligation for each of the three months ended September 30, 2024 and 2023, respectively, and $22 million and $25 million associated with the access rights performance obligation for each of the nine months ended September 30, 2024 and 2023, respectively, within Other collaboration revenue in our Condensed Consolidated Statements of Operations related to these performance obligations.
At September 30, 2024 and December 31, 2023, we had $58 million and $54 million, respectively, of deferred revenue on our Condensed Consolidated Balance Sheets related to these performance obligations.
Rights to Certain Studies
Effective January 29, 2024, under the Third Gilead Collaboration Agreement Amendment, we will solely fund, certain studies, but Gilead retains exclusive rights to reinstate into the collaboration each study at specified time-points for a payment. We have determined that these are material rights and we estimated the standalone selling price of these performance obligations using a discounted cash flow method probability-adjusted for the likelihood of exercise. We will recognize the amount allocated to each right if and when the related study is reinstated into the parties' co-development plans or if the option lapses.
At September 30, 2024, we had $34 million of deferred revenue remaining on our Condensed Consolidated Balance Sheet related to these performance obligations.
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
We recognized revenue of $2 million for the three months ended September 30, 2024 and 2023, and $6 million and $3 million for the nine months ended September 30, 2024 and 2023, respectively, within Other collaboration revenue in our Condensed Consolidated Statements of Operations related to these performance obligations. At September 30, 2024 and December 31, 2023, we had $25 million and $31 million, respectively, of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to these performance obligations.
Revenue from the Taiho Collaboration
Quemliclustat - License
In July 2024, Taiho exercised its option under the agreement we entered into in 2017 and obtained an exclusive license for quemliclustat (the CD73 program) for the Taiho Territory for an option payment of $15 million which was received in the third quarter 2024.
We determined that this license was the only performance obligation and we recognized upon delivery the full $15 million of revenue in the quarter ended September 30, 2024 within License and development services revenue in our Condensed Consolidated Statements of Operations.
Domvanalimab and Zimberelimab - R&D Services
During 2022, Taiho opted to participate in two global Phase 3 trials of domvanalimab and zimberelimab combinations, STAR-121 and STAR-221, and became obligated to make certain milestone payments contingent upon successfully satisfying the related clinical milestones. During the quarter ended September 30, 2023, the clinical milestones for domvanalimab and zimberelimab for the STAR-221 study were met and Taiho became obligated to pay us $28 million which was fully received as of September 30, 2024. In January 2024, the clinical milestones for domvanalimab and zimberelimab for the STAR-121 study were met and Taiho became obligated to pay us $26 million of which $16 million has been received as of September 30, 2024 with the remaining $10 million due in the first quarter of 2025.
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
We recognized revenue of $3 million and $4 million for the three months ended September 30, 2024 and 2023, respectively, and $10 million and $4 million for the nine months ended September 30, 2024 and 2023, respectively, within License and development services revenue in our Condensed Consolidated Statements of Operations related to these performance obligations. At September 30, 2024 and December 31, 2023, we had $39 million and $23 million, respectively, of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to these performance obligations, allocated between current and noncurrent based on the expected timing of future recognition.
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
For each of the three months ended September 30, 2024 and 2023, expense related to these capitalized costs in was recognized in General and administrative ("G&A") expense was not significant. For the nine months ended September 30, 2024 and 2023, we recognized expense of $3 million and $1 million, respectively, related to these capitalized costs in G&A expense. At September 30, 2024 and December 31, 2023, we had $3 million in capitalized costs to obtain the contracts, allocated between Prepaid expenses and other current assets and Other noncurrent assets in our Condensed Consolidated Balance Sheets based on the expected timing of future recognition.
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
We did not record a provision for income taxes for the three and nine months ended September 30, 2024 because of a forecasted full year net operating loss ("NOL"). The income tax expense was $2 million and $5 million for the three and nine months ended September 30, 2023, with an effective tax rate of (2.4%) and (2.2%), respectively. The year-over-year decrease in the income tax provision was due to a decrease in taxable income. For the year ended December 31, 2023, we had taxable income compared to book losses before income taxes due to the timing of recognition of deferred revenue for tax purposes and the effects of the mandatory capitalization and amortization of R&D expenses starting in 2022, as required by the 2017 Tax Cuts and Jobs Act. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on our deferred tax assets and state income taxes.
As of September 30, 2024 and December 31, 2023, we have provided a valuation allowance against U.S. federal and state deferred tax assets. We continue to evaluate the realizability of deferred tax assets and the related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination.
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
Note 7. Net loss per share
The following table summarizes potentially dilutive securities excluded from the computation of diluted net loss per share calculations because they would have been antidilutive (in millions):

	September 30, 2024	September 30, 2023
Common stock options issued and outstanding	15.5	13.7
Restricted stock units issued	3.0	1.9
Employee Stock Purchase Plan shares	0.2	0.2
Total potential dilutive securities	18.7	15.8
We have also excluded the effect of Gilead’s right to purchase additional shares of our common stock from the calculation as these rights had no intrinsic value at either September 30, 2024 or 2023.

Note 8. Stock-based compensation
Stock-based compensation expense
The following table reflects the components of stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$9	$8	$29	$26
General and administrative	10	10	30	29
Total stock-based compensation	$19	$18	$59	$55
Note 9. Cash, cash equivalents and marketable securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the fair value of our cash, cash equivalents and marketable securities, all of which are considered available for sale, by type of securities (in millions):

Types of securities as of September 30, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$134	$—	$—	$134
U.S. treasury securities	258	—	—	258
Corporate securities and commercial paper	667	1	—	668
U.S. government agency securities	9	—	—	9
Certificate of deposit	22	—	—	22
Total cash, cash equivalents and marketable securities	$1,090	$1	$—	$1,091

Types of securities as of December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$85	$—	$—	$85
U.S. treasury securities	213	1	(1)	213
Corporate securities and commercial paper	471	—	—	471
U.S. government agency securities	90	—	—	90
Certificate of deposit	7	—	—	7
Total cash, cash equivalents and marketable securities	$866	$1	$(1)	$866
The following table summarizes the fair values of our cash, cash equivalents and marketable securities by location in the Condensed Consolidated Balance Sheets and contractual maturity (in millions):

Location in Condensed Consolidated Balance Sheets	Contractual Maturity	September 30, 2024	December 31, 2023
Cash and cash equivalents	—	$201	$127
Marketable securities	Within one year	888	632
Long-term marketable securities	Between one and three years	2	107
Total cash, cash equivalents and marketable securities		$1,091	$866
Realized gains or losses recognized on the sale of available-for-sale marketable securities were not material for the three and nine months ended September 30, 2024 and 2023. Realized gains and losses are included in Interest and other income, net, in the Condensed Consolidated Statements of Operations. The cost of a security sold is determined using the specific-identification method.

We limit the credit risk associated with our investments by placing them with banks and institutions we believe are highly credit worthy and investing in highly rated investments. We held a total of 21 and 105 positions in securities which were in unrealized loss positions as of September 30, 2024 and December 31, 2023, respectively. We do not intend to sell our securities with unrealized loss positions and have concluded we will not be required to sell the securities before recovery of the amortized cost for the investment at maturity. No credit related losses have been recognized for any of the periods presented.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the total shown in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of September 30,
	2024	2023
Cash and cash equivalents	$201	$184
Restricted cash (included in Other noncurrent assets)	3	3
Total cash, cash equivalents and restricted cash	$204	$187
Restricted cash at September 30, 2024 and 2023 represents cash balances held as security in connection with our facility lease agreements.
Note 10. Condensed consolidated balance sheet components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Prepaid expenses and other assets	$17	$30
Accrued interest receivable	5	4
Total prepaid expenses and other current assets	$22	$34
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Accrued research and development	$57	$36
Accrued personnel expenses	27	26
Current portion of lease liabilities	11	11
Other	2	3
Total other current liabilities	$97	$76
Note 11. Long-term debt
The following table summarizes our borrowings (in millions):

	September 30, 2024	December 31, 2023
Long-term debt, non-current (Contractual maturity 2029)	$50	$—
Unamortized discounts and issuance costs	(3)	—
Total long-term debt	$47	$—
On August 27, 2024, we and Hercules Capital, Inc. (“Hercules”) entered into a loan and security agreement (the "Hercules Agreement"), under which Hercules agreed to lend us up to $250 million in term loans in various tranches subject to minimum draw requirements for each tranche. Under the terms of this agreement, $50 million was drawn at closing and an additional $100 million is committed and fully available at our sole option in minimum increments of $25 million. A second tranche of $100 million will be available subject to future approval by Hercules.
The Hercules Agreement has an initial maturity date of September 1, 2029 which is extendable by 12 months, at our discretion subject to the achievement of certain regulatory milestones related to our product candidates. Repayment of the principal amount will be in 13 monthly installments commencing September 1, 2028, if not extended. The term loans have an interest only period for the first 48 months from the agreement date and bear interest at a rate equal to the greater of (i) 10.45% or (ii) the prime rate plus 1.95%. We may prepay all or any portion of the outstanding term loans at any time, subject to a prepayment fee of: (i) 3.00% of the principal amount prepaid if the prepayment occurs prior to the first anniversary of the funding date; (ii) 2.00% of the principal amount prepaid if the prepayment occurs on or after the first anniversary of the funding date and prior to the second anniversary of the funding date; or (iii) 1.00% of the principal amount prepaid thereafter. The agreement also has an upfront facility fee of $1 million and an end of term charge of 7.75% of the total amount borrowed.
The Hercules Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, pay dividends, merge or consolidate, dispose of assets, and enter into transactions with affiliates, subject to customary exceptions. We are also required to maintain a minimum cash balance of 50% of the funded amount if our market capitalization were to fall below a certain threshold which will be reduced in the event of certain regulatory approvals of our product candidates. We do not have covenant requirements associated with this agreement until October 1, 2026.
The Hercules Agreement is secured by a first priority security interest in substantially all of our assets, excluding intellectual property. The Hercules Agreement also contains customary events of default terms, including payment defaults, breaches of covenants, bankruptcy and insolvency events, cross-defaults to other indebtedness, material adverse events, and the occurrence of a change of control. Upon the occurrence of an event of default, Hercules may declare all outstanding obligations under the Hercules Agreement to be immediately due and payable and exercise any or all of its rights and remedies, including foreclosure on the collateral securing the term loans.
The aggregate future minimum payments including principal payments and the end of term charge, due under the Hercules Agreement, are as follows (in millions):

Maturity Date	Amount
2028	$15
2029	39
Total payments	$54
During the three and nine months ended September 30, 2024, we recognized $1 million of interest expense, including amortization of the debt discount and issuance costs which was at an effective interest rate of 13.39%. As of September 30, 2024, we had borrowed $50 million under the Hercules Agreement and had $200 million of additional borrowing capacity, of which $100 million is subject to additional approval by Hercules.
Note 12. Leases
The following table summarizes our cash and non-cash information related to our operating leases (in millions):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities	$12	$12
Cash received from tenant improvement allowances	$—	$8
Recognition of tenant improvement allowance receivable included in Other current liabilities	$—	$4
In the first quarter of 2024, we evaluated our plans for a portion of our office space that we expected to sublease, and identified indicators of impairment to certain right-of-use assets associated with the leased space where the asset value was determined to be non-recoverable based upon a discounted cash flow analysis, resulting in an impairment charge of $20 million for the three months ended March 31, 2024 and the nine months ended September 30, 2024. In the second quarter of 2024, we entered into a sublease for a portion of our office space which is expected to commence by the end of 2024 or early 2025, and extends through 2031.
As of September 30, 2024 and December 31, 2023, we have provided deposits for letters of credit totaling $3 million to secure our obligations under our leases, which are included in Other noncurrent assets on the Condensed Consolidated Balance Sheets.

Note 13. Stockholders' equity
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
At-the-Market Facility
In August 2023, we issued and sold 0.2 million shares of our common stock under this agreement for total net proceeds of $5 million.
Note 14. Fair value measurements
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
The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

Fair value measurement as of September 30, 2024	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$134	$—	$—	$134
U.S. treasury securities	—	258	—	258
Corporate securities and commercial paper	—	668	—	668
U.S. government agency obligations	—	9	—	9
Certificate of deposit	—	22	—	22
Total assets measured at fair value	$134	$957	$—	$1,091
Liabilities
Liability for sale of future royalties	$—	$—	$21	$21
Total liabilities measured at fair value	$—	$—	$21	$21

Fair value measurement as of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$85	$—	$—	$85
U.S. treasury securities	—	213	—	213
Corporate securities and commercial paper	—	471	—	471
U.S. government agency obligations	—	90	—	90
Certificate of deposit	—	7	—	7
Total assets measured at fair value	$85	$781	$—	$866
Liabilities
Liability for sale of future royalties	$—	$—	$19	$19
Total liabilities measured at fair value	$—	$—	$19	$19
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
We account for the agreement with BVF as a liability primarily because we have significant continuing involvement in generating the cash flows due to BVF. The liability is recorded at fair value by using probability-adjusted discounted cash flows and is revalued each reporting period until the related contingencies have been resolved. The fair value measurement is based on significant unobservable inputs that are reviewed quarterly by management and include, as applicable, estimated probabilities and the timing of achieving specified development, regulatory and commercial milestones as well as estimated annual sales. Significant changes that increase or decrease the probabilities of achieving the related development, regulatory and commercial events or that shorten or lengthen the time required to achieve such events or that increase or decrease estimated annual sales would result in corresponding increases or decreases in the fair values of the obligations, as applicable. Changes in the fair value of this liability related to interest accretion are recognized in Non-operating income (expense) in the Condensed Consolidated Statements of Operations.
During the second quarter of 2023, new preclinical information from our BVF Program led to revised assumptions which decreased the estimated probabilities of success and delayed the projected timing of achieving specified development, regulatory and commercial milestones and commercial sales. These changes in estimates are accounted for prospectively and resulted in a decrease in the imputed effective interest rate on the unamortized portion of the liability to 10.1% commencing with the quarter ended June 30, 2023, compared to 20.6% for the quarters ended March 31, 2023 and prior. The impact of this change on the non-cash interest expense for the nine months ended September 30, 2024 was not material when compared to the prior period. The liability for sale of future royalties is reported in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets and changes were as follows (in millions):

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$19	$17
Interest accretion	2	2
Ending balance	$21	$19
Long-term debt
As of September 30, 2024, the estimated fair value of our long-term debt approximated the carrying amount. The fair value of the long-term debt was estimated for disclosure purposes only and was determined based on other inputs that are observable, and thus categorized as Level 2 in the fair value hierarchy.

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

Significant Developments
The following is a summary of the recent significant developments affecting our business:
Corporate Developments
•In October 2024, we entered into a clinical collaboration with AstraZeneca to evaluate casdatifan, our investigational HIF-2α inhibitor, in combination with volrustomig, AstraZeneca’s investigational PD-1/CTLA-4 bispecific antibody, in IO-naive patients with clear cell renal carcinoma ("ccRCC"). AstraZeneca will operationalize the study.
•In July 2024, Taiho exercised its option for quemliclustat, our investigational small molecule CD73 inhibitor, for the Taiho Territory. As a result of this option exercise, Taiho will operationalize the Phase 3 PRISM-1 study evaluating quemliclustat in pancreatic cancer in Japan and we received an opt-in payment and are eligible to receive near-term milestone payments.
HIF-2⍺ Program
•In October 2024, we presented the first clinical data for casdatifan from the 100mg and 50mg expansion cohorts of ARC-20, a Phase 1/1b study in metastatic ccRCC. Observations from the 100mg daily expansion cohort included an objective response rate ("ORR") of 34% (two responses are pending confirmation; 25% confirmed ORR), a low rate of primary progression of 19%, and a high disease control rate of 81%. The median progression-free survival (PFS) had not been reached at the time of the data cutoff.
TIGIT Program
•In November 2024, we announced results from Part 1 of ARC-10, a randomized study evaluating domvanalimab plus zimberelimab in PD-L-1 high NSCLC, and will be presented at the Society for Immunotherapy of Cancer ("SITC") annual meeting later in November:
▪A 36% reduction in risk of death (hazard ratio=0.64) was observed for domvanalimab plus zimberelimab compared to that of zimberelimab alone.
▪Zimberelimab reached a median overall survival of two years, and the median overall survival for domvanalimab plus zimberelimab was not reached.
▪Treatment-related adverse events leading to treatment discontinuation were low (10.5%) for the combination of domvanalimab and zimberelimab.
CD73 Program
•In October 2024, we initiated PRISM-1, a Phase 3 trial of quemliclustat combined with gemcitabine/nab-paclitaxel versus gemcitabine/nab-paclitaxel in pancreatic cancer.
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
Non-Operating Income, net
Non-operating income, net consists primarily of interest earned on our investments in fixed-income marketable securities, interest expense on our loan financing with Hercules and non-cash interest expense incurred under the effective interest method on our liability for sale of future royalties to BVF.

Results of Operations
The following table summarizes our results of operations (in millions):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2024	2023		2024	2023
Revenues:
License and development services revenue	$41	$22	86%	$204	$58	252%
Other collaboration revenue	7	10	(30%)	28	28	—%
Total revenues	48	32	50%	232	86	170%
Operating expenses:
Research and development	123	82	50%	347	247	40%
General and administrative	30	30	—%	92	88	5%
Impairment of long-lived assets	—	—	—%	20	—	*
Total operating expenses	153	112	37%	459	335	37%
Loss from operations	(105)	(80)	31%	(227)	(249)	(9%)
Non-operating income, net	13	11	18%	38	28	36%
Loss before income taxes	(92)	(69)	33%	(189)	(221)	(14%)
Income tax expense	—	(2)	(100%)	—	(5)	(100%)
Net loss	$(92)	$(71)	30%	$(189)	$(226)	(16%)
*Not meaningful
Total Revenues
The increase in Total revenues for the three months ended September 30, 2024 was primarily driven by Taiho's exercise of its option for the license of quemliclustat for the Taiho Territory of $15 million, which was recognized as revenue upon the delivery of the license in the third quarter of 2024.
The increase in Total revenues for the nine months ended September 30, 2024 was primarily driven by increased revenues from license and development services due to a cumulative catch-up to revenue of $107 million as a result of the Third Gilead Collaboration Agreement Amendment based on the updated transaction price and measure of progress for the partially satisfied performance obligations; increased R&D services under our Taiho and Gilead collaborations; and Taiho's exercise of its option for the license of quemliclustat for the Taiho Territory of $15 million, which was recognized as revenue upon the delivery of the license in the third quarter of 2024.
See Note 5, Revenues to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the amount and timing of revenues recognized from our license and collaboration agreements.

Research and Development Expenses
We group all of our R&D activities and the related expenditures into categories as described below:

Included as of September 30, 2024
Category	Description	Program Level Expenses	Key Clinical Trials
Late-stage development programs	R&D expenses incurred related to a Phase 3 clinical program. This includes all unallocated program-level expense not directly attributable to a specific clinical trial once a molecule enters into one or more Phase 3 clinical trials.	domvanalimab zimberelimab quemliclustat**	PACIFIC-8 STAR-121 STAR-221 PRISM-1 ARC-10*
Early-stage development and preclinical programs	R&D expenses incurred for activities ranging from early-stage development and preclinical to Phase 2 clinical trials. This includes all unallocated program-level expense not directly attributable to a specific clinical trial unless the related program has entered into one or more Phase 3 clinical trials.	quemliclustat** etrumadenant casdatifan AB598 AB801	ARC-7 ARC-8 ARC-9 ARC-20 ARC-25 ARC-26* ARC-27 EDGE-Lung EDGE-Gastric STELLAR-009* VELOCITY-Lung
Compensation and personnel costs	Internal costs, such as salaries, non-cash stock-based compensation, and other personnel expenses for our R&D employees that are not allocated to specific programs or trials.	—	—
Other costs	Facilities, depreciation, and other external costs that are not recorded at the investigational product level.	—	—
Partnership reimbursements	Reimbursements from our collaboration partners for shared costs incurred by us and recognized as a reduction in R&D expense.	—	—
*Study discontinued or completed
** Quemliclustat moved from early-stage development and preclinical program to a late-stage development program in the third quarter 2024
The following table summarizes our R&D expenses by category (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
Category	2024	2023	Change	2024	2023	Change
Late-stage development programs	$69	$32	116%	$196	$110	78%
Early-stage development and preclinical programs	34	30	13%	92	101	(9)%
Compensation and personnel costs	44	38	16%	134	116	16%
Other costs	13	15	(13)%	39	39	—%
Partnership reimbursements	(37)	(33)	12%	(114)	(119)	(4)%
Total research and development	$123	$82	50%	$347	$247	40%
The increase in R&D expenses for the three months ended September 30, 2024 was primarily driven by higher costs to support our expanding late-stage program activities, driven by higher enrollment in our studies, and the timing of our manufacturing activities. Our growing headcount drove an increase in compensation and personnel costs, including a $1 million increase in non-cash stock-based compensation.

The increase in R&D expenses for the nine months ended September 30, 2024 was primarily driven by higher costs to support our expanding late-stage development program activities, driven by higher enrollment in our Phase 3 studies, and the timing of our manufacturing activities. Our growing headcount drove an increase in compensation and personnel costs, including a $3 million increase in non-cash stock-based compensation. The overall increase was partially offset by reduced spend in our early-stage development and preclinical program activities due to lower manufacturing costs due to the timing of manufacturing activities and fewer Phase 2 studies.
R&D expense by quarter may fluctuate due to the timing of clinical manufacturing and standard-of-care therapeutic purchases with a corresponding impact on reimbursements.
General and Administrative Expenses
G&A expenses were flat for the three months ended September 30, 2024.
The increase in G&A expenses for the nine months ended September 30, 2024 was primarily driven by increased compensation related to higher headcount and our stock awards, including a $1 million increase in non-cash stock-based compensation, and costs to obtain the Third Gilead Agreement Amendment.
Impairment of Long-Lived Assets
The increase in impairment expense for the nine months ended September 30, 2024 was due to our 2024 evaluation of a portion of our office space that we expect to sublease, resulting in an impairment charge of $20 million, compared to no similar impairment in the prior year.
Non-Operating Income, net
The increase in Non-operating income, net for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, was primarily due to increased investment yields and higher average portfolio balances driven by $320 million received from Gilead in January 2024.
Income Tax Expense
The decrease in Income tax expense for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, was primarily due to taxable income in the prior year.
Liquidity and Capital Resources
Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury and agency obligations, investments in corporate securities and certificates of deposit. Based on our existing business plan, we believe that our cash, cash equivalents, and marketable securities as of September 30, 2024, will be sufficient to fund our planned level of operations into mid-2027.
Sources of Liquidity
To date, we have financed our operations primarily from the sale of our equity securities, upfront or milestone payments from our research, collaboration and license agreements with our strategic partners including Gilead and debt financing. We will need substantial additional funding to support our continuing operations and pursue our development strategy. Until such time that we can generate significant revenue from sales of our investigational products, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including existing or potential collaborations with other companies or other strategic transactions. See “Item 1A. Risk Factors” for a discussion of the factors that could impact our liquidity.
Under the Stock Purchase Agreement, Gilead has the right, at its option, to purchase additional shares from us, up to a maximum ownership of 35% of our then-outstanding voting common stock, from time to time until July 2025. In January 2024, we further amended and restated the Stock Purchase Agreement and sold 15.2 million shares of our common stock to Gilead at a purchase price of $21.00 per share for total gross proceeds of $320 million of which $87 million was allocated to the performance obligations under the Third Gilead Collaboration Agreement Amendment. As of September 30, 2024, Gilead held approximately 32.9% of our outstanding common stock arising from purchases in our May 2020 public offering and purchases under the Stock Purchase Agreement and the related amendments.
In 2023, we entered into an equity distribution agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200 million. During the nine months ended September 30, 2024, there were no sales of our common stock under the equity distribution agreement.
In August 2024, we obtained a $250 million term loan facility from Hercules Capital, Inc. (“Hercules”). Under the terms of the term loan facility, $50 million was drawn at closing and an additional $100 million is committed and fully available at Arcus’s sole option in minimum increments of $25 million. A second tranche of $100 million will be available to support strategic initiatives, subject to future approval by Hercules. See Note 11 to our Condensed Consolidated Financial Statements in Item 1 for further discussion.
Cash Flows
The following table summarizes our cash flow activities for each of the periods presented below (in millions):

	Nine Months Ended September 30,
Net cash provided by (used in):	2024	2023
Operating activities	$(70)	$(218)
Investing activities	$(135)	$166
Financing activities	$279	$30
Operating Activities
Net cash used in operating activities was $70 million for the nine months ended September 30, 2024 compared to $218 million for the same period in the prior year. The change in operating cash flows is primarily due to the receipt of the $100 million option continuation payment from Gilead in August 2024, the $87 million under the Third Gilead Collaboration Agreement Amendment that was allocated to revenue, and the receipt of $45 million in total from Taiho for development milestones and its opt-in on quemliclustat, partially offset by higher R&D expenditures.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2024 was primarily due to net purchases of marketable securities of $130 million.
Cash provided by investing activities for the nine months ended September 30, 2023 was primarily due to net proceeds from marketable securities of $184 million.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2024 was due to net proceeds of $228 million from issuance of our common stock to Gilead under the Third Stock Purchase Agreement Amendment, $47 million from our borrowings under the Hercules Agreement, and proceeds of $6 million for stock issued under our equity award plans.
Cash provided by financing activities for the nine months ended September 30, 2023 was due to net proceeds of $25 million from issuance of our common stock and proceeds of $5 million for stock issued under our equity award plans.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations outside the ordinary course of business during the three and nine months ended September 30, 2024, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, other than the following:
We are obligated to make principal loan payments and an end of term charge under the loan and security agreement with Hercules that we entered into on August 27, 2024. See Note 11 to our Condensed Consolidated Financial Statements in Item 1 for further discussion.
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
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a pre-commercial immuno-oncology company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale nor have we ever generated any revenue from product sales. Our revenues to date have been primarily from upfront and milestone payments, R&D support and clinical materials reimbursement from our strategic partners. For the nine months ended September 30, 2024 and year ended December 31, 2023, we had net losses of $189 million and $307 million, respectively. As of September 30, 2024, we had an accumulated deficit of $1.0 billion. We expect that it will be several years, if ever, before we have an investigational product ready for commercialization. While we may receive income from year to year under the Gilead Agreement and Taiho Agreement, we generally expect to incur substantial and increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
As of September 30, 2024, we had $1.1 billion of cash, cash equivalents and marketable securities, which we believe will be sufficient to fund our anticipated level of operations into mid-2027. We cannot guarantee that we will be able to obtain additional capital in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our R&D programs or future commercialization efforts. In addition, if we are able to raise additional capital, raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our intellectual property or investigational products. Our future capital requirements will depend on many factors related to the cost and timing of developing our investigational products, including:
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
Further, from time to time, we may provide guidance regarding the expected timing or costs of various scientific, clinical, regulatory and other product development goals; including goals regarding the commencement or completion of, or the availability of data from, scientific studies and clinical trials and the submission of regulatory filings. Any such guidance will be based on a variety of assumptions, such as the rate of events in a trial. The actual timing or cost of these goals can vary dramatically compared to our guidance, in some cases for reasons beyond our control. If we do not meet such guidance the commercialization of our products may be delayed and the credibility of our management team may be adversely affected and, as a result, our stock price may decline.
The results of preclinical studies and early clinical trials are not always predictive of future results.
The results of preclinical and early clinical trials of our investigational products and other products with the same mechanism of action may not be predictive of the results of later-stage clinical trials. For example, we have presented data from multiple Phase 2 studies (such as ARC-7, ARC-8 and EDGE-Gastric) that are evaluating the same or similar regimen in the same setting as one of our current or potentially future Phase 3 studies. Data from these Phase 2 studies may not be predictive of the results of any of our Phase 3 studies even if evaluating the same regimen and setting. Clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. In particular, results from uncontrolled trials, meaning trials in which there is no control group such as a placebo group, are inherently difficult to interpret. This difficulty is compounded in clinical trials such as ours, in which two or more investigational products that have not yet been approved are being evaluated. Accordingly, the preliminary data from clinical trials of certain of our investigational products may not be predictive of future clinical trial results for these or other investigational products when studied in a randomized environment or larger patient populations.
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
•we have appointed three individuals that were designated by Gilead to our board of directors pursuant to the terms of the Investor Rights Agreement, and Gilead owns approximately 32.9% of our outstanding common stock as of September 30, 2024 and has the right (but not the obligation) to acquire additional shares from us up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock and, as a result, may be able to exert significant influence over our company;
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
Obtaining and maintaining regulatory approval of investigational products in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. Even if our investigational products are approved by the FDA, they may never be approved or commercialized outside the U.S., which would limit our ability to realize their full market potential.
In order to market any products within a country, we or our collaborators must establish and comply with numerous and varying regulatory requirements of such country regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us or our collaborators and may require additional preclinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. However, obtaining and maintaining regulatory approval of investigational products in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, the approval of zimberelimab for the treatment of recurrent or refractory classical Hodgkin’s Lymphoma in China by Gloria Biosciences does not improve the chances of FDA approval for any BLA that we may submit for zimberelimab in the U.S. in any indication. In addition, our or our collaborators’ failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any investigational products approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we or our collaborators fail to comply with regulatory requirements in international markets or fail to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.
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
Foreign data protection laws also apply to health-related and other personal data obtained outside the United States. The EU General Data Protection Regulation (the "EU GDPR"), the UK General Data Protection Regulation (the "UK GDPR" and, together with the EU GDPR, the "GDPR") and Canada’s Personal Information Protection and Electronic Documents Act ("PIPEDA"), or the applicable provincial alternatives, impose strict requirements, including the obligation to appoint data protection officers in certain circumstances, rights for individuals to be “forgotten” and to data portability, and the obligation to make public notification of significant data breaches. Under the GDPR, data protection authorities can impose temporary or definitive bans on data processing and other corrective actions or fines of up to 4% of our total worldwide turnover or up to €20 million under the EU GDPR/£17.5 million pounds sterling under the UK GDPR (in either case, whichever is higher), or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, PIPEDA and various related provincial laws, as well as Canada’s Anti-Spam Legislation ("CASL"), may apply to our operations. We also target customers in Asia and may be subject to new and emerging data privacy regimes, including China’s Personal Information Protection Law ("PIPL").
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
Based upon shares outstanding as of September 30, 2024, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 61.6% of our common stock. In particular, as of September 30, 2024, Gilead owns approximately 32.9% of our outstanding common stock (and has the right to acquire additional shares of our common stock from us to enable it to own up to 35% of our outstanding common stock), and we have appointed its three designees to our board of directors pursuant to the terms of the Investor Rights Agreement. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
The adoption, modification or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2024, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

Name and Title	Action	Date	Total Shares to be Sold	Expiration Date
Juan Jaen President	Adoption	August 12, 2024	265,993	November 14, 2025
Jennifer Jarrett Chief Operating Officer	Adoption	September 3, 2024	90,263	June 13, 2025

Item 6. Exhibits.
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018
3.2	Amended and Restated Bylaws	8-K	001-38419	3.1	May 26, 2020
10.1*	Loan & Security Agreement, between the Registrant, Hercules Capital, Inc. and the lenders listed therein, dated August 27, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
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

ARCUS BIOSCIENCES, INC.

Date:	November 6, 2024	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2024	By:	/s/ Alexander Azoy
Alexander Azoy
Chief Accounting Officer (Principal Accounting Officer)