Form 10-K
period 2024-12-31
Arcus Biosciences, Inc.
filed 2025-02-25
CIK 1724521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 28, 2024 was $825,139,210. This excludes 30,061,124 shares of the Registrant's Common Stock held by Gilead Sciences, Inc., and 7,129,056 shares held by executive officers, directors and stockholders affiliated with directors at that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of Registrant’s Common Stock outstanding as of February 19, 2025 was 105,841,422.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2024.

Auditor Firm ID:	42	Auditor Name:	Ernst & Young, LLP	Auditor Location:	San Mateo, California, USA

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS AND OUR WEBSITE
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
•our initiation, scope, design, timing, progress and results of future research and development programs, preclinical studies and clinical trials;
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
We intend to use our website www.arcusbio.com as a means of disclosing material non-public information and for complying with our disclosure obligations under the Regulation FD. Such disclosures will be included on the company’s website under the heading “Investors & Media.” Accordingly, investors should monitor such portions of the company’s website, in addition to following the company’s press releases, SEC filings and public conference calls and webcasts (if any). The information contained on, or that may be accessed through our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

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
•We may need to obtain additional funding. If we do not receive or are unable to raise additional capital when needed, we may be forced to restrict our operations or delay, reduce or eliminate our product development programs.
Risks Related to the Discovery and Development of our Investigational Products
•If we are unable to obtain regulatory approval for our investigational products, or experience significant delays in doing so, our business will be materially harmed.
•Preliminary and interim data from our clinical studies that we announce or publish from time to time are subject to audit and verification procedures that could result in material changes in the final data and may change as more patient data become available.
•Enrollment and retention of subjects in clinical trials is expensive and time consuming and can be made more difficult or rendered impossible by competing treatments, clinical trials of competing investigational products, geopolitical instability and public health epidemics, each of which could result in significant delays and additional costs in our product development activities, or in the failure of such activities.
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
•A key element of our strategy is the development of intra-portfolio combinations. If we are not successful in discovering, developing and commercializing investigational products that take advantage of different mechanisms of action to achieve superior outcomes relative to the use of single agents or other combination therapies, our ability to achieve our strategic objectives would be impaired.
•Certain of our investigational products may require companion diagnostics in certain indications. Failure to successfully develop, validate and obtain regulatory clearance or approval for such tests could harm our product development strategy or prevent us from realizing the full commercial potential of our investigational products.
Risks Related to Reliance on Third Parties, Manufacturing and Commercialization
•We expect to depend on our collaboration with Gilead Sciences, Inc. ("Gilead") for the research, development, manufacture and commercialization of our investigational products. If this collaboration is not successful, our business could be adversely affected.
•We rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
•Even if we receive marketing approval, we may not be successful in commercializing our investigational products.

•Even if we receive marketing approval for one or more of our investigational products, our commercial success is dependent on obtaining coverage and reimbursement approval for a product from a government or other third-party payor, which coverage may be delayed or may not be sufficient to cover our costs.
•Obtaining and maintaining regulatory approval of investigational products in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. Even if our investigational products are approved by the FDA, they may never be approved or commercialized outside the United States ("U.S."), which would limit our ability to realize their full market potential.
•Any investigational products for which we intend to seek approval as biologic products may face competition sooner than anticipated.
Risks Related to our In-Licenses and Other Strategic Agreements
•We are currently party to several in-license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our investigational products. If we breach our obligations under these agreements, we may be required to pay damages, lose our rights to these investigational products or both, which would adversely affect our business and prospects.
Risks Related to Intellectual Property
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
•We may rely on trade secret and proprietary know-how which can be difficult to trace and enforce, and if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
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
•Our internal information technology systems, and those of our third-party CROs and other third parties upon which we rely, are subject to failure, security breaches and other disruptions, which could result in a material disruption of our investigational products’ development programs, jeopardize sensitive information, prevent us from accessing critical information or result in a loss of our assets, and potentially expose us to notification obligations, loss, liability or reputational damage and otherwise adversely affect our business.
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
The below summarizes our current clinical-stage portfolio:

cabo: cabozantinib; cas: casdatifan; chemo: chemotherapy; dom: domvanalimab; etruma: etrumadenant; gem/nab-pac: gemcitabine/nab-paclitaxel; IO: immuno-oncology; nivo: nivolumab; pembro: pembrolizumab; quemli: quemliclustat; RCC: renal cell carcinoma; rego: regorafenib; zanza: zanzalintinib; zim: zimberelimab
*+/- biologic, e.g. bevacizumab or biosimilar, will be included for all patients in whom it is not contraindicated.
Our Clinical Product Portfolio
We currently have seven clinical programs focused on unique targets including HIF-2α, TIGIT, PD-1, adenosine A2a and A2b receptors, CD73, CD39, and AXL. In 2020, we entered into an Option, License and Collaboration Agreement (as amended, the "Gilead Collaboration Agreement") with Gilead to strategically advance our portfolio through a collaborative relationship. The Gilead Collaboration Agreement provides Gilead with an exclusive license to our anti-PD-1 program (including zimberelimab) and time-limited exclusive option rights to our clinical programs, which they have exercised for our anti-TIGIT program (including domvanalimab), adenosine receptor antagonist program (including etrumadenant) and CD73 program (including quemliclustat). Our HIF-2α program (including casdatifan) is no longer subject to Gilead’s option under the Gilead Collaboration Agreement and Gilead has no further rights to the program. The Gilead Collaboration Agreement and our strategic partnership with Gilead is discussed in more detail below under “License and Collaborations—Gilead Collaboration”.
HIF-2α Program
Casdatifan is our oral, small-molecule inhibitor of HIF-2α and is our first investigational product against a cancer cell-intrinsic target to enter clinical development. HIF-2α is a protein that is involved in sensing oxygen availability in multiple organs. In certain tumors, HIF-2⍺ activity is highly dysregulated as a result of genetic abnormalities. This creates a situation of pseudohypoxia and the abnormal increase in HIF-2⍺-mediated expression of a wide array of proteins involved in cancer cell proliferation, survival, treatment resistance and angiogenesis.
Our focus for casdatifan is to maximize the opportunity in clear cell renal cell carcinoma ("ccRCC") across a variety of settings using a multi-pronged clinical development plan. The initial registrational pathways that we plan to pursue will focus on combination approaches that build on top of standard of care therapies, while also exploring opportunities for casdatifan to become a foundational standard of care. Our development program for casdatifan currently includes the following:
•PEAK-1 is a planned Phase 3 clinical trial to evaluate casdatifan and cabozantinib in ccRCC patients that have received prior immunotherapy, which we expect to initiate in the second quarter of 2025.
•A planned Phase 1b clinical trial that is part of AstraZeneca’s eVOLVE portfolio, where we expect to evaluate casdatifan and volrustomig (AstraZeneca’s anti-PD-1 / anti-CTLA-4 bispecific antibody) in patients with advanced ccRCC who have not received prior immunotherapy (IO-naive setting). Ipilimumab, an anti-CTLA-4 antibody, plus nivolumab, an anti-PD-1 antibody, is approved as a standard of care therapy in first-line ccRCC. We expect the Phase 1b portion to be initiated by the middle of 2025.
•ARC-20 is a Phase 1 clinical trial evaluating casdatifan in multiple cohorts, including cohorts evaluating: (1) casdatifan monotherapy (50 mg, 100 mg and 150 mg) in late-line ccRCC; (2) casdatifan and cabozantinib in second-line ccRCC; (3) casdatifan plus zimberelimab in first-line ccRCC; (4) casdatifan monotherapy in first-line ccRCC patients with IMDC score of “favorable risk”; and (5) casdatifan monotherapy in ccRCC patients that have received prior immuno-oncology therapy.

We recently shared interim data from three cohorts of our ARC-20 study, each evaluating casdatifan monotherapy in ccRCC patients at different doses. At the time of data cut-off (January 3, 2025), the analysis showed that most patients in each cohort (81-87%) experienced disease control with either a partial response or stable disease and were still on treatment. Key highlights from the analysis include an observed 33% response rate in the cohort administering 100mg of casdatifan once daily and the cohort administering 50mg of casdatifan twice a day showing a median progression-free survival ("mPFS") of 9.7 months (the mPFS for the other cohorts had not been reached at the time of the data cut-off).
Anti-TIGIT Program
TIGIT is believed to play an important role in suppressing the immune response to cancer. The primary ligand for TIGIT (T cell immunoreceptor with Ig and ITIM domains) is CD155, a protein that plays both inhibitory and stimulatory roles in regulating the activity of effector immune cells, such as T and natural killer ("NK") cells. TIGIT is an inhibitory receptor highly expressed on T cells displaying an exhausted phenotype, tumor-infiltrating Treg, and NK cells. During the past couple of years, expression of TIGIT, along with PD-1, on precursor exhausted T cells ("Tpex"), a key population that mediates some of the therapeutic effects of anti-PD-1 agents, has become well documented. The ligands for TIGIT, including CD155, are broadly expressed on multiple cell types in the tumor microenvironment, including cancer cells. CD155 binding to TIGIT results in inhibition of immune cells.
As T cells are important in the immune response, domvanalimab was engineered to lack Fc-receptor binding in order to minimize the risk of depleting such cells, which we believe may provide domvanalimab with an advantage over Fc-enabled anti-TIGIT antibodies.
We are pursuing a broad Phase 2 and Phase 3 development program for domvanalimab in combination with our anti-PD-1 antibody, zimberelimab, in multiple settings, including lung, GI and head and neck cancers. As described below, each of our Phase 3 studies are evaluating domvanalimab with a PD-(L)1 antibody versus the relevant global standard of care. We estimate that the total addressable market for the ongoing and planned Phase 3 trials of domvanalimab is over $10 billion annually, based on the size of the drug treatable U.S. patient populations.
We have the following ongoing Phase 3 studies for domvanalimab:
•STAR-221 is a Phase 3 study evaluating domvanalimab in combination with zimberelimab and chemotherapy versus nivolumab and chemotherapy in first-line unresectable or metastatic GI cancers.
•STAR-121 is a Phase 3 study evaluating domvanalimab in combination with zimberelimab and chemotherapy versus pembrolizumab and chemotherapy in first-line non-small cell lung cancer ("NSCLC").
•PACIFIC-8 is a Phase 3 study evaluating domvanalimab in combination with durvalumab following chemoradiation in Stage 3 NSCLC, a setting in which durvalumab is already approved.
In addition, we are evaluating domvanalimab in the following Phase 2 studies:
•EDGE-Gastric is a Phase 2 study evaluating the combination of domvanalimab and zimberelimab with and without FOLFOX in GI cancers.
•EDGE-Lung is a Phase 2 study evaluating the combination of domvanalimab and zimberelimab with and without quemliclustat and chemotherapy in first- and second-line NSCLC.
•VELOCITY-Lung is a Phase 2 study evaluating domvanalimab with and without zimberelimab and sacituzumab govitecan-hziy ("Trodelvy®") in first- and second-line NSCLC.
Anti-PD-1 Program
We are currently evaluating zimberelimab with various intra-portfolio combination partners in many of our ongoing clinical studies. Zimberelimab has been approved in China for classical Hodgkin’s Lymphoma, based on data generated independently by Guangzhou Gloria Biosciences, Co. ("Gloria Biosciences"), which owns the commercial rights to zimberelimab in China. To date, zimberelimab has been evaluated by us and Gloria Biosciences, either alone or in combination with other agents, in over 2,500 patients.

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
In addition to the EDGE-Lung study described above, we are evaluating quemliclustat in the following studies:
•PRISM-1 is a Phase 3 study in metastatic pancreatic cancer evaluating quemliclustat with gemcitabine and nab-paclitaxel (the standard-of-care chemotherapies used for advanced pancreatic cancer) against gemcitabine and nab-paclitaxel.
•ARC-8 is a Phase 1b study in metastatic pancreatic cancer evaluating quemliclustat with gemcitabine and nab-paclitaxel (the standard-of-care chemotherapies used for advanced pancreatic cancer) with or without zimberelimab.
Adenosine Receptor Antagonist Program
Etrumadenant is an orally bioavailable small molecule. Unlike most other clinical-stage adenosine receptor antagonists, which only target one of the two receptors, etrumadenant is a highly potent and reversible antagonist of the adenosine A2a and A2b receptors. We believe that activation of the adenosine A2a receptors on T cells, NK cells and myeloid cells mediates a significant portion of the immunosuppressive effects of adenosine. Further, because binding of adenosine to A2b receptors on myeloid cells also contributes significantly to intra-tumoral immune suppression, we believe that activating these A2b receptors will further mitigate adenosine’s immunosuppressive effects. Consequently, etrumadenant could prove to have more robust anti-tumor effects and activity in a broader range of tumor types than other adenosine A2a or A2b antagonists in clinical development.
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
CD39 Program
CD39 is a key enzyme in the adenosine pathway and facilitates the removal of ATP from the tumor microenvironment and its conversion into adenosine. AB598 is our anti-CD39 antibody. By targeting the CD39 enzyme, we hope to increase ATP in the tumor environment which could, in turn, lead to an enhanced adaptive (T cell) immune response against tumors. We are evaluating AB598 in our ARC-25 study. ARC-25 is a Phase 1/1b study evaluating AB598 with and without zimberelimab and chemotherapy in gastric cancers.
AXL Program
The AXL receptor tyrosine kinase ("AXL") is a transmembrane protein overexpressed in a variety of cancers and certain immune cells. AXL signaling has been implicated in creating an immunosuppressive tumor microenvironment, promoting resistance to chemotherapy and immunotherapy drugs, and is associated with poor prognosis in a variety of cancers. AB801 is our AXL inhibitor and is being evaluated in our ARC-27 study. ARC-27 is a Phase 1b study evaluating AB801 with and without chemotherapy in NSCLC.

Our Early-Stage Drug Discovery Programs
We have active early-stage discovery efforts focused on the creation of additional development candidates aimed at regulating various aspects of the anti-tumor immune response as well as other cancer-intrinsic pathways, which we believe play an important role in many human cancers. Casdatifan, quemliclustat, etrumadenant, AB801 and AB598 are all products of our internal discovery program. We are currently pursuing several new small molecules aimed at modulating key biological pathways in various types of cancer that are responsible for the abnormal growth and resistance to current therapies.
We also have several active early-stage discovery efforts focused on the discovery of molecules that regulate excessive immune activity in the context of various types of inflammation and auto-immune diseases.
Commercialization Plans
Subject to timely exercise of Gilead's and Taiho Pharmaceutical Co., Ltd.'s ("Taiho") respective option rights discussed below, the Gilead Collaboration Agreement provides us with a potential commercialization partner for the U.S. and the rest of the world, excluding Japan and certain other Asian countries, and the Option and License Agreement that we entered into with Taiho (the "Taiho Agreement") provides us with a potential commercialization partner for Japan and certain other Asian countries. For those investigational products being developed in a program that Gilead does not exercise its option to (such as casdatifan), we expect to have the infrastructure or additional third-party collaborations in place to commercialize such projects with an experienced sales, marketing and distribution organization. In the U.S., we have an option to co-promote with Gilead, which we have elected for domvanalimab and zimberelimab. As we approach commercialization, we intend to begin building the necessary infrastructure and sales, marketing and commercial capabilities to co-promote our products, if approved, for the U.S.
Licenses and Collaborations
Gilead Collaboration
Clinical Programs
Under the Gilead Collaboration Agreement, Gilead obtained an exclusive license to develop and commercialize our anti-PD-1 program (including zimberelimab) in certain markets and time-limited exclusive options to develop and commercialize (i) any of our clinical programs existing at the time of entering into the Gilead Collaboration Agreement and (ii) any programs that enter clinical development during the 10-year collaboration term. Gilead's continued option rights are contingent upon Gilead making $100 million continuation payments on each anniversary of the agreement in 2026 and 2028.
Gilead's options expire, on a program-by-program basis, after a prescribed period, following the achievement of a clinical development milestone in such program and our delivery to Gilead of the requisite data package. To date, Gilead has exercised its option to our anti-TIGIT program (including domvanalimab), adenosine receptor antagonist program (including etrumadenant) and CD73 program (including quemliclustat). Gilead's option rights to our HIF-2α program (including casdatifan) have expired. Gilead may exercise its option to additional programs at any time prior to the expiration of the option and upon payment of an option fee of $150 million per program.
For each program that Gilead has exercised its option, both companies will co-develop and equally share global development costs, subject to certain opt-out rights that we have, caps on our spending and related subsequent adjustments, and certain other exceptions.
For each optioned program, provided we have not exercised our opt-out rights (if applicable), we have an option to co-promote in the U.S. with equal sharing of related profits and losses. Gilead has the right to exclusively commercialize any optioned programs outside of the U.S., subject to the rights of our existing partners to any territories, and Gilead will pay to us tiered royalties as a percentage of revenues ranging from the high teens to the low twenties. Further, with respect to domvanalimab, we remain eligible to receive up to $500 million in milestone payments.
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
With respect to the Inflammation Research Programs, we have received an aggregate of $35 million for the two Inflammation Research Programs that have been jointly selected and will receive an upfront payment of $17.5 million for any additional Inflammation Research Program selected prior to May 12, 2025. For Inflammation Research Programs, Gilead will have an option to license each program at two separate, prespecified time points. For the first two Inflammation Research Programs, Gilead has the right, on a program-by-program basis, to either (i) exercise its option upon our completion of certain IND-enabling activities for an option payment of $45 million or (ii) extend its option and exercise it following the achievement of a clinical development milestone for an option payment of $150 million. If Gilead exercises its option at the earlier time point for the first two programs, we would be eligible to receive up to $375 million in regulatory and commercial milestone payments as well as tiered royalties for each optioned program. For any other Inflammation Research Program option exercised by Gilead, the parties would have rights to co-develop and share global development costs and to co-commercialize and share profits in the U.S. for that program.
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
Taiho License
In 2017, we entered into the Taiho Agreement pursuant to which Taiho obtained an exclusive option to in-license development and commercialization rights to programs during a five-year term for which IND-enabling studies had begun. These rights are geographically limited to Japan and certain other Asian countries (excluding China) (the "Taiho Territory"). To date, Taiho has exercised its option to (i) etrumadenant (the adenosine receptor antagonist program); (ii) zimberelimab (the anti PD-1 program); (iii) domvanalimab and AB308 (the anti-TIGIT program); and (iv) quemliclustat (the CD73 program). While the five-year term expired in September 2022, Taiho retains option rights to our HIF-2α program (including casdatifan) and CD39 program (including AB598). Taiho’s options to these programs expire, on a program-by-program basis, after a prescribed period following the achievement of a clinical development milestone in such program and our delivery to Taiho of the requisite data package.
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

WuXi Biologics License - anti-PD-1
Our PD-1 license agreement (the "WuXi PD-1 Agreement") with WuXi Biologics Ireland Limited ("WuXi Biologics"), which we entered into in 2017 as subsequently amended, provides us with an exclusive license to (i) develop, use and manufacture products that include an anti-PD-1 antibody, including zimberelimab, throughout the world and (ii) commercialize any such products, throughout the world except in Greater China. Pursuant to the terms of the WuXi PD-1 Agreement, we may incur future clinical and regulatory milestone payments, commercialization milestone payments up to $375 million, and royalty payments that range from high single-digits to low teens of net sales beginning on the first commercial sale and ending on the later of (i) ten (10) years following such first commercial sale and (ii) the expiry of all patents that may subsequently be issued or granted that cover the product in such country, hereafter referred to as the royalty term.
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
Our Strategy
Our overarching vision is to create a broad portfolio of best-in-class therapies and develop combinations that bring transformative clinical benefits over current treatment options. Our clinical development approach aims to generate meaningful data in the most efficient manner possible in order to rapidly advance our investigational products through clinical trials. Some of the key elements of our strategy include:
•Building a differentiated portfolio by focusing on intra-portfolio combinations. We are building a diverse portfolio of small-molecule investigational products, such as casdatifan, that target different immune mechanisms, as well as cell-intrinsic pathways important for cancer growth and metastasis. In addition to small molecules, we are also developing antibody investigational products that target what we believe are some of the most important immune checkpoint receptors, including PD-1 and TIGIT, that we expect to be critical components of our intra-portfolio combinations. By combining these antibody candidates with our internally discovered small-molecule investigational products, we believe we can create highly differentiated combination products.
•Designing our clinical trials to advance our compounds as quickly and efficiently as possible. Our goal is to identify the best combinations and settings and to rapidly generate randomized proof-of-concept data for our investigational products early in their development. We leverage platform trial designs, such as our ARC-20 and EDGE-Lung studies, which allow us to evaluate multiple dosages, combinations and settings for a single tumor type in one clinical trial and compare those combinations against combinations that include the standard-of-care.

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
•Maximizing the value of our portfolio through strategic collaborations and research and development arrangements. We seek to establish collaborative relationships that will provide us with access to capital, opportunities and/or expertise. For example, as of December 31, 2024, our collaboration with Gilead has provided us with nearly $1.7 billion in funding, through both non-dilutive payments and equity investments. For each program that Gilead exercises its option to, we have received, or will receive, a substantial option payment and, subject to certain exceptions, Gilead will share 50% of the global costs for our activities within our joint development plan for that program, while preserving for us the option to co-promote our investigational products in the U.S., should they be approved. See “—Licenses and Collaborations—Gilead Collaboration” above for more information about Gilead’s cost sharing obligations. Similarly, the Taiho Agreement provides us with a development and, if approved, commercialization partner for the Taiho Territory. We intend to continue to establish strategic collaborations so that we can bring our investigational products to the broadest patient population possible.
Manufacturing and Supply
We do not own or operate, and currently have no plans to establish, any manufacturing or storage facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our investigational products for preclinical and clinical testing. If any of our optioned investigational products obtain marketing approval, we expect to continue to use third-party manufacturers along with Gilead’s internal manufacturing infrastructure, as appropriate, to deliver commercial supply. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational products, as well as for our commercial products if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our investigational products.
To date, we have obtained active pharmaceutical ingredients ("API") and drug product for our investigational products from single-source third-party contract manufacturers. We are in the process of developing our supply chain for each of our investigational products and intend to put in place framework agreements under which third-party contract manufacturers will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs. With respect to zimberelimab, we agreed, as part of the WuXi PD-1 Agreement, that WuXi Biologics would be our exclusive manufacturer of zimberelimab drug substance with respect to clinical and commercial supplies until a certain number of years after marketing approval for zimberelimab, subject to certain exceptions.
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
For our anti-TIGIT antibody, domvanalimab, we are aware of several pharmaceutical companies developing antibodies against this target, including AstraZeneca, BeiGene, iTeos Therapeutics, Inc. ("iTeos") in partnership with GSK, Merck and Roche/Genentech. To our knowledge, there are no approved anti-TIGIT antibodies, and the most advanced agents are in Phase 3 development.
For our dual adenosine receptor antagonist, etrumadenant, we are aware that Merck (through Merck KGaA) has initiated clinical development of dual adenosine receptor antagonists. We are aware of clinical-stage selective adenosine A2a receptor antagonists being developed by other companies, including AstraZeneca, iTeos, and Portage Biotech Inc. ("Portage"). Clinical-stage selective adenosine A2b receptor antagonists are also being developed by companies such as Palobiofarma S.L. and Portage. To our knowledge, there are no adenosine receptor antagonists approved for the treatment of cancer, and the most advanced is in Phase 2 development.
For our small molecule CD73 inhibitor, quemliclustat, we are aware of several pharmaceutical companies developing antibodies against this target, including AstraZeneca, Bristol-Myers Squibb, I-MAB Biopharma (Shanghai) Co., Ltd., Incyte Corporation, Innate Pharma S.A., Innovent Biologics, Inc. and Novartis, all of which have advanced their CD73 antibodies into clinical development. Other pharmaceutical companies have small-molecule programs against this target, of which we believe only Antengene Corporation Limited and ORIC Pharmaceuticals Inc. are in clinical development. To our knowledge, there are no approved CD73 molecules, and the most advanced is in Phase 3 development.
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
For our HIF-2α inhibitor, casdatifan, Merck received approval for belzutifan in Von Hippel-Lindau disease in 2021, advanced renal cell carcinoma in 2023 and has a number of clinical studies assessing its activity in cancer settings. Other pharmaceutical companies, including Novartis and NiKang Therapeutics, Inc., have small-molecule HIF-2α inhibitors in development. Arrowhead Pharmaceuticals Inc. has an RNA-based anti-HIF-2α agent in Phase 2 development.
Many of the companies which we may compete with have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These potential competitors also compete with us in recruiting and retaining qualified scientific and management personnel and in establishing clinical trial sites and enrolling subjects for our clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
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

Intellectual Property
Our commercial success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries for our investigational products, to operate without infringing valid and enforceable patents and proprietary rights of others, and to prevent others from infringing on our proprietary or intellectual property rights. We seek to protect our proprietary position by filing, in the U.S. and other foreign jurisdictions, patent applications intended to cover the composition of matter of our investigational products, their methods of use, and related discoveries, technologies, inventions and improvements that may be commercially important to our business. We may also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We also intend to take advantage of regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions where available.
As of February 1, 2025, our patent estate includes over 800 pending or issued patents worldwide, including 32 issued U.S. patents directed to compositions of matter, pharmaceutical compositions and methods of use for our investigational products and research programs. The term of any patents that issue will vary in accordance with the laws of each jurisdiction, but is typically 20 years from the earliest effective filing date. Our issued patents and any patents that may issue in the future from our company-owned or licensed pending applications are projected to expire between 2036 and 2044, absent any patent term adjustments or extensions.
The patent positions for biotechnology and pharmaceutical companies like us are generally uncertain and can involve complex legal, scientific and factual issues. Changes in either the patent laws or their interpretation in the U.S. and other countries may diminish our ability to protect our investigational products and enforce the patent rights that we own or license, and could affect the value of such intellectual property. With respect to both company-owned and licensed intellectual property, we cannot guarantee that the patent applications we are currently pursuing or may file in the future will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Our competitors may independently develop similar investigational products or technologies that are outside the scope of the rights granted under any issued patents that we own or exclusively in-license. We cannot be sure that any patents granted to us will be commercially useful in protecting our products or their methods of use or manufacture. Moreover, even issued patents do not guarantee us the right to commercialize our products. For example, third parties may have blocking patents that could be used to prevent us from commercializing or manufacturing our investigational products.
Because of the extensive time required for development, testing and regulatory review of an investigational product, it is possible that, before a product can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides. In the U.S., the term of a patent covering an FDA approved product may, in certain cases, be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved product. While we intend to seek patent term extensions in any jurisdictions where they are available, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.
Government Regulation
Government Regulation and Product Approval
Government authorities in the U.S., at the federal, state and local level, and in other countries and jurisdictions, including the European Union (the "EU"), extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of therapeutic products, such as those we are developing. The processes for obtaining regulatory approvals in the U.S. and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

FDA Approval Process
In the U.S., the FDA regulates under the Federal Food, Drug, and Cosmetic Act (the "FDCA"), and biologics under the FDCA and the Public Health Service Act (the "PHSA"), and their respective implementing regulations. These laws and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of drug and biological products. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending regulatory applications, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.
The process required by the FDA before a drug or biological product may be marketed in the U.S. generally includes the following:
•Completion of certain preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices ("GLP") or other applicable regulations;
•Submission to the FDA of an Investigational New Drug application ("IND"), which must become effective before human clinical trials may begin in the U.S.;
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
Preclinical tests include laboratory evaluation of an investigational product’s chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the investigational product. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP requirements for certain studies. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about an investigational product’s chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

Clinical trials involve the administration of the investigational product to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted, among other things: (i) in compliance with federal regulations; (ii) in compliance with GCPs, which is comprised of standards and regulations meant to protect the rights and health of subjects and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. subjects and subsequent protocol amendments must be submitted to the FDA as part of the IND. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial subjects. The trial protocol and informed consent information for subjects in clinical trials must also be submitted to an institutional review board ("IRB") for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. The study sponsor may also suspend a clinical trial at any time on various grounds, including a determination that the subjects are being exposed to an unacceptable health risk. In addition, some studies also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. There are also requirements governing the reporting of ongoing clinical studies and clinical trial results to public registries, including clinicaltrials.gov.
Clinical trials to support NDAs/BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the investigational product into human subjects, including healthy volunteers, or in some cases patients with the target disease or condition, the investigational product is tested to assess safety, tolerability, pharmacokinetics, and pharmacological actions associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the investigational product for a particular indication, dosage tolerance, and optimal dosage, and to identify common adverse effects and safety risks. Phase 3 trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of subjects, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit risk relationship of the investigational product and to provide adequate information for the labeling of the investigational product. In most cases, the FDA requires two adequate and well-controlled clinical trials to demonstrate the efficacy of the investigational product. A single Phase 3 trial may be sufficient in certain circumstances.
In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These clinical trials, sometimes referred to as “Phase 4 studies,” may be used to gain additional experience from the treatment of patients in the approved therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.
Concurrent with clinical trials, sponsors usually complete additional animal safety studies and also develop additional information about the chemistry and physical characteristics of the investigational product and finalize a process for manufacturing commercial quantities of the investigational product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the investigational product and, among other things, the manufacturer must develop methods for testing the quality, purity and potency of the investigational product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the investigational product does not undergo unacceptable deterioration over its proposed shelf-life.
After completion of the required clinical testing, an NDA, for an investigational drug product, or a BLA, for an investigational biological product, is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the investigational product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. The submission of most NDAs and BLAs is additionally subject to a substantial application user fee, and the applicant under an approved NDA or BLA is also subject to program user fees.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the FDA’s threshold determination that the application is sufficiently complete to permit substantive review. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission, and may request additional information rather than accept an application for filing. In this event, the NDA or BLA must be resubmitted with the additional information and the resubmitted application also is subject to review before the FDA accepts it for filing.
Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. Most applications considered for standard review are reviewed within ten months of the date the FDA files the NDA or BLA; most applications designated for priority review are reviewed within six months of the date the FDA files the NDA or BLA. Priority review can be applied to an NDA or BLA for an investigational product that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to respond to new information deemed a “major amendment” to the application.
Among other things, the FDA reviews an NDA or BLA to determine whether the product is safe and effective for its intended use, a BLA to determine whether the product is safe, pure, and potent, and in each case, whether the investigational product is being manufactured in accordance with cGMP. The FDA may also refer applications for novel investigational products, or investigational products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. Additionally, the FDA will typically inspect the facility or the facilities at which the investigational product is manufactured. The FDA will not approve the investigational product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. To assure GCP and cGMP compliance, an applicant must incur significant expenditures of time, money and effort in the areas of training, record keeping, production and quality control.
Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive. The FDA may disagree with our trial design or interpret data from preclinical studies and clinical trials differently than we interpret the same data. If the FDA decides not to approve the NDA or BLA in its present form, the FDA will issue a complete response letter that will generally describe all of the specific deficiencies in the application identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. If a complete response letter is issued, the applicant may either resubmit the NDA or BLA, addressing the deficiencies identified in the letter, or withdraw the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. An approval letter authorizes commercial marketing of the drug or biological product in the U.S. with specific prescribing information for specific indications.
Even if an investigational product receives regulatory approval, such approval will be granted for specific indications and dosages and the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk evaluation and mitigation strategy ("REMS"), or otherwise limit the scope of any approval. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use ("ETASU"). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the product. In addition, the FDA may require post marketing clinical trials, including “Phase 4” clinical trials, designed to further assess a product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Foreign Clinical Trials to Support an IND, NDA, or BLA
The FDA will accept as support for an IND, NDA, or BLA a well-designed, well-conducted, non-IND foreign clinical trial if it was conducted in accordance with GCPs and the FDA is able to validate the data from the trial through an on-site inspection, if necessary.
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
Expedited Development and Review Programs
The FDA has various programs, including Fast Track, priority review, accelerated approval and Breakthrough Therapy, which are intended to expedite or simplify the process for reviewing investigational products designed to address serious or life threatening conditions, or provide for the approval of a such investigational products on the basis of an effect on a surrogate or intermediate endpoint. Even if an investigational product qualifies for one or more of these programs, the FDA may later decide that the investigational product no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. For example, Fast Track is a process designed to facilitate the development and expedite the review of investigational products designed to treat serious or life-threatening diseases or conditions, demonstrate the potential to address unmet medical needs for the disease or condition. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA or BLA is submitted, the application may be eligible for priority review. With regard to a Fast Track product candidate, the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.
In addition the FDA also provides Breakthrough Therapy designation. A sponsor may seek FDA designation of an investigational product as a “breakthrough therapy” if the investigational product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the investigational product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient product development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.
An NDA or BLA is also eligible for priority review if the investigational product is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an NDA or BLA designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs and original BLAs under its current PDUFA review goals.
Accelerated approval provides for an earlier approval for an investigational product that meets the following criteria: is intended to treat a serious or life-threatening disease or condition, generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality ("IMM") that is reasonably likely to predict an effect on IMM or other clinical benefit. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. As a condition of approval, the FDA generally requires that a sponsor of a product receiving accelerated approval perform confirmatory post-marketing clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint, and the product may be subject to accelerated withdrawal procedures if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product or the sponsor fails to conduct such confirmatory trials in a timely manner. In addition, for products being considered for Accelerated Approval, the FDA requires pre-approval of promotional materials within certain timeframes, which could adversely impact the timing of the commercial launch of the product.

Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biological product intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing and making a product available in the U.S. for such disease or condition will be recovered from sales of the product.
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
If an investigational product with orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the investigational product is generally entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same investigational product for the same disease or condition, except in very limited circumstances, for seven years. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Orphan drug exclusivity, however, could also block the approval of an investigational product for seven years if a competitor obtains approval of the same investigational product, as defined by the FDA, or if such investigational product is determined to be contained within the competitor’s investigational product for the same condition or disease.
A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
Patent Term Restoration
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
Hatch-Waxman Exclusivity
Non-patent exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. An investigational product is a new chemical entity if the FDA has not previously approved any other new investigational product containing the same active moiety, which is the molecule or ion responsible for the action of the investigational product substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application ("ANDA") or a 505(b)(2) NDA submitted by another company for another version of such investigational product where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

The FDCA also provides three years of non-patent data exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing investigational product. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for investigational products containing the original active agent. Unlike five-year new chemical entity exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDA or 505(b)(2) applications; it only prevents FDA from approving such applications. Five-year and three-year exclusivity also will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
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
A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. During this 12-year period of exclusivity, another sponsor may still obtain approval of a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own data. The first biologic investigational product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) 18 months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42-month period. Substitution at the pharmacy level of biosimilar products deemed to be interchangeable is governed by state pharmacy law.
Post-approval Requirements
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may under some circumstances require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA under some circumstances has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. There also are continuing, annual program fees for any marketed products. Any product manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:
•record-keeping requirements;
•reporting of adverse experiences associated with the product;
•providing the FDA with updated safety and efficacy information;
•therapeutic sampling and distribution requirements;
•notifying the FDA and gaining its approval of certain manufacturing or labeling changes;
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
Manufacturers, their subcontractors, and other entities involved in the manufacture and distribution of approved drug and biological products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMP, including data integrity requirements, and other laws. The FDA periodically inspects manufacturing facilities to assess compliance with ongoing regulatory requirements, including cGMP, which impose extensive procedural, substantive and record-keeping requirements upon us and third-party manufacturers engaged by us if our products are approved. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require FDA approval before being implemented. FDA regulations would also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and our third-party manufacturers. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory actions, such as:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters, or untitled letters;
•clinical holds on ongoing or planned clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•mandated modification of promotional materials and labeling and the issuance of corrective information;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•injunctions or the imposition of civil or criminal penalties.
In addition, therapeutic manufacturers in the U.S. must comply with applicable provisions of the Drug Supply Chain Security Act and provide and receive product tracing information, maintain appropriate licenses, ensure they only work with other properly licensed entities, and have procedures in place to identify and properly handle suspect and illegitimate product.
Disclosure of Clinical Trial Information
Sponsors of clinical drug trials (other than certain Phase 1 trials) are required to register and disclose certain clinical trial information. Information related to the investigational product, comparator(s), patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of certain trials may be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Additional Controls for Biological Products
To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the U.S. and between states.
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
FDA Regulation of Companion Diagnostics
If use of an in vitro diagnostic is essential to safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic and regulated by FDA as a medical device, at the same time that the FDA approves the investigational product. The review of an in vitro companion diagnostic in conjunction with the review of an investigational product involves coordination of review between internal organizations within FDA. In the U.S., the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, each medical device commercially distributed in the U.S. generally requires either FDA clearance of a 510(k) premarket notification, or approval of a premarket approval (“PMA”) application prior to commercial distribution. Most companion diagnostics require approval of a PMA.
If used to make critical treatment decisions, such as patient selection, the diagnostic device may be considered a significant risk device under the FDA’s Investigational Device Exemption (“IDE”) regulations, in which case, the sponsor of the diagnostic device will be required to submit and obtain approval of an IDE application and subsequently comply with the IDE regulations for the use of the diagnostic device in clinical studies. However, according to FDA guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of applicable IDE regulations and the IND regulations.
The FDA has generally required companion diagnostics designed to select the patients who may respond to cancer treatment to obtain approval of a PMA for that diagnostic simultaneously with approval of the oncology therapeutic. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling.
PMAs are subject to a substantial application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must generally demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation (the "QSR") which currently imposes elaborate testing, control, documentation and other quality assurance requirements.

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission by denying approval, or by responding with a not approvable letter citing deficiencies in the application. To respond to such deficiencies, FDA may require the PMA sponsor to collect additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA may issue an approval order, or issue an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue an approval order for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.
After a device is placed on the market following appropriate approval or clearance from the FDA, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which currently cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the U.S.
Other U.S. Healthcare Laws and Compliance Requirements
In the U.S, our activities are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services (the "CMS") other divisions of the U.S. Department of Health and Human Services ("HHS"), such as the Office of Inspector General, the U.S. Department of Justice (the "DOJ") and individual U.S. Attorney offices within the DOJ, and state and local governments. These laws include, without limitation, the anti-fraud and abuse provisions of the Social Security Act and the false claims laws, each as amended, as applicable.
The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The federal false claims, including the federal False Claims Act (the "FCA"), impose significant penalties and can be enforced by private citizens through civil qui tam actions, and civil monetary penalty laws prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal healthcare programs, including Medicare and Medicaid, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. For instance, historically, pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, “HIPAA”), created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, the ACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as Average Sales Price ("ASP") and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to our products for which we obtain marketing authorization, and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.
Additionally, the federal Physician Payments Sunshine Act (the "Sunshine Act") and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to report accurately could result in penalties. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.
In order to distribute products commercially, we will need to comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

Ensuring business arrangements with third parties comply with applicable healthcare laws and regulations is a costly endeavor. Violation of any of the federal and state healthcare laws described above or any other current or future governmental regulations that apply to drug manufacturers may result in significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting obligations and oversight if the manufacturer becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of operations.
Coverage, Pricing and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any investigational products for which we may obtain regulatory approval. In the U.S. and in foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for such products. In the U.S., third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the U.S., and commercial payors are critical to new product acceptance.
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
The marketability of any investigational products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care, the increasing influence of health maintenance organizations, and additional legislative changes in the U.S. has increased, and we expect will continue to increase, the pressure on healthcare pricing. The downward pressure on the rise in healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
There have been legal and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, there have been a number of health reform measures by the former Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA"), into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a new manufacturer discount program.
Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, was signed into law which, among other things, included aggregate reductions to Medicare payments to providers that went into effect beginning on April 1, 2013 and, due to subsequent legislation, will stay in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, which was previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Additionally, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, or the impact of the IRA on our business.
On December 7, 2023, the former Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states.
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
The Foreign Corrupt Practices Act
The Foreign Corrupt Practices Act (the "FCPA"), prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.
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
Rest of World Government Regulation
In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval to conduct clinical trials or market a product, we must obtain the requisite approvals from regulatory authorities in foreign jurisdictions prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.
Europe and United Kingdom
Similar to the U.S. and Australia, the conduct of clinical trials in the EU are subject to regulatory controls. The current EU Clinical Trials Regulation 536/2014 (the "Regulation") aims to simplify and streamline the approval of clinical trials in the EU. For example, the sponsor shall submit a single application for approval of a clinical trial via the EU portal. As part of the application process, the sponsor shall propose a reporting member state, who will coordinate the validation and evaluation of the application. The reporting member state shall consult and coordinate with the other concerned member states. If an application is rejected, it can be amended and resubmitted through the EU portal. If an approval is issued, the sponsor can start the clinical trial in all concerned member states. However, a concerned member state can in limited circumstances declare an “opt-out” from an approval. In such a case, the clinical trial cannot be conducted in that member state. The Regulation also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU database.
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
Data Privacy and Security
Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the U.S., numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
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
As of December 31, 2024, our company turnover rate is lower than the industry average. While the competition for talent remains strong as the number of biotechnology and pharmaceutical companies headquartered in the San Francisco Bay Area remains high, we believe we can attract and retain the talent we need to be successful. As of December 31, 2024, we had 627 full-time employees, approximately 34% of whom hold Ph.D., M.D., R.N., or similar degrees and certifications. Of our employees, approximately 81% were engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
We are an equal opportunity employer. As of December 31, 2024, among our employees, 56% were female and, among our leadership (which we define as employees at the vice president level and above), approximately 38% were female. As of December 31, 2024, 57% of our employees and 48% of our leadership identify as being from diverse racial and ethnic groups. On our board of directors, four of our eleven directors self-identify as female, and two self-identify as being from a diverse racial or ethnic group.
We recognize that attracting skilled talent is only one part of the equation. We endeavor to retain and motivate our employees by empowering them to make the decisions they are most qualified and best positioned to decide and by providing opportunities for growth and development, such as through our education reimbursement program. We focus on wellness through our company-funded lunch program, a stipend to assist with wellness and commuter expenses, and our coverage of 95% of the costs for healthcare benefits. Further, we conduct periodic talent reviews to identify high-performing and high-potential talent within the organization. This data is used to inform specific development opportunities for current and future leaders, create custom leadership training, drive meaningful development conversations and enable succession planning for key roles. We conduct an employee survey to measure employee engagement and to inform future talent initiatives.

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
We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale, nor have we ever generated any revenue from product sales. Our revenues to date have been primarily from upfront and milestone payments, R&D support and clinical materials reimbursement from our strategic partners. For the years ended December 31, 2024 and 2023, we had net losses of $283 million and $307 million, respectively. As of December 31, 2024, we had an accumulated deficit of $1.1 billion. While we may receive income from year to year under the Gilead Agreement and the Taiho Agreement, we generally expect to incur substantial and increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
To become and remain profitable on a sustained basis, we must develop and eventually commercialize a product with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our investigational products, obtaining marketing approval for these investigational products, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities, and even if we succeed in commercializing one or more of our investigational products, we may never generate revenues that are significant or large enough to achieve sustained profitability. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. If we do achieve profitability from product sales, we may not be able to sustain or increase profitability on a quarterly or annual basis, and we will continue to incur substantial R&D and other expenditures to develop and market additional investigational products. Our failure to become and remain profitable on a sustained basis would decrease the value of the company and could impair our ability to raise capital, maintain our R&D efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
We may need to obtain additional funding. If we do not receive, or are unable to raise additional capital when needed, we may be forced to restrict our operations or delay, reduce or eliminate our product development programs.
The development of biopharmaceutical investigational products is capital intensive. Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially during the next few years as our investigational products advance through large late-stage or registrational clinical trials. If we obtain marketing approval for any of our investigational products, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution.
As of December 31, 2024, we had $992 million of cash, cash equivalents and marketable securities, which we believe will be sufficient to fund our planned level of operations for the foreseeable future and provide funding to our initial pivotal read-outs for domvanalimab, quemliclustat and casdatifan including STAR-221, PRISM-1 and PEAK-1. We cannot guarantee that we will be able to obtain additional capital in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our R&D programs or future commercialization efforts. In addition, if we are able to raise additional capital, raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our intellectual property or investigational products. Our future capital requirements will depend on many factors related to the cost and timing of developing our investigational products, including:
•the number, scope, rate of progress and costs of clinical programs and investigational products, as well as drug discovery, preclinical development activities, and laboratory testing;
•the scope of any cost sharing arrangements with our strategic partners;

•the timing and amount of milestone payments and option fees we receive under the Gilead Collaboration Agreement and the Taiho Agreement;
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
We have no products approved for sale and our investigational products must be approved by the FDA in the U.S. and similar regulatory authorities outside the U.S., such as the EMA, prior to commercialization. The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the investigational product’s safety and efficacy, or with respect to biological investigational products, safety, purity and potency. Securing marketing approval also requires, among other things, the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities, among other requirements. Our investigational products may not be effective, may be only moderately effective, may not have an acceptable durability of response, may not have an acceptable risk-benefit profile or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval or limit their commercial use. Our investigational products may not be approved even if they achieve their primary endpoints in any Phase 3 clinical trials or other registrational trials we or our collaborators conduct.
The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether marketing approval will be obtained for any of our investigational products. Regulatory authorities may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of an investigational product. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application. For example, since a key element of our strategy is the development of intra-portfolio combinations, regulatory authorities may disagree that we have sufficiently demonstrated the contribution of each investigational product or other agent in our combination trials to any observed therapeutic effects and require further studies to further characterize the activity of each component within the combination.
The FDA or comparable regulatory authorities can delay, limit or deny approval of an investigational product for many reasons, including:
•such authorities may disagree with the design or execution of our clinical trials;
•negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance or persuasiveness required by the FDA or comparable foreign regulatory authorities for approval;
•serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our investigational products;
•the population studied in our clinical trials may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•such authorities may not accept clinical data from trials that are conducted at clinical facilities or in countries where the standard of care is potentially different from that of their own country;
•we may be unable to demonstrate that an investigational product’s clinical and other benefits outweigh its safety risks;
•such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•such authorities may not agree that the data collected from clinical trials of our investigational products are acceptable or sufficient to support the submission of a BLA, NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere;

•such authorities may disagree with us regarding the formulation, labeling and/or the product specifications of our investigational products;
•such authorities may find deficiencies in the manufacturing processes or facilities of the third-party manufacturers with which we contract for clinical and commercial supplies; or
•such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.
We may be unable to establish any long-term supply agreements with third-party manufacturers or to do so on acceptable terms, which increases the risk of failing to timely obtain sufficient quantities of our investigational products or such quantities at an acceptable cost.
Even if we are able to obtain marketing approvals for any of our investigational products, those approvals may be for indications that are not as broad as desired or may contain other limitations that would adversely affect our ability to generate revenue from sales of those products. Moreover, if we are not able to differentiate our product against other approved products within the same class of drugs our business would be materially harmed and our ability to generate revenue from that class of drugs would be severely impaired. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that investigational product and would materially adversely impact our business and prospects.
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
The R&D of drugs and biological products is an extremely risky industry. Only a small percentage of investigational products that enter the development process ever receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any investigational product, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety, purity, potency and/or efficacy of our investigational products in humans. Clinical testing is expensive, can take many years to complete and its outcome is uncertain.
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
The results of preclinical and early clinical trials of our investigational products and other products with the same mechanism of action may not be predictive of the results of later-stage clinical trials. For example, we have presented data from multiple Phase 2 studies (such as ARC-8 and EDGE-Gastric) that are evaluating the same or similar regimen in the same setting as one of our current or potentially future Phase 3 studies. Data from these Phase 2 studies may not be predictive of the results of any of our Phase 3 studies even if evaluating the same regimen and setting. Clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. In particular, results from uncontrolled trials, meaning trials in which there is no control group such as a placebo group, are inherently difficult to interpret. This difficulty is compounded in clinical trials such as ours, in which two or more investigational products that have not yet been approved are being evaluated. Accordingly, the data generated during preclinical or early clinical trials evaluating our investigational products may not be predictive of future clinical trial results for these or other investigational products when studied in a randomized environment or larger patient populations or with different study designs.
Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.
Before obtaining approval from regulatory authorities for the commercialization of any of our investigational products, we must conduct extensive clinical trials to demonstrate the safety purity, potency, or efficacy of the investigational candidate in humans. Before we can initiate clinical trials for any investigational products in the U.S. or in other jurisdictions, we must submit the results of preclinical studies to the FDA or comparable regulatory authorities along with other information, including information about the investigational product’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any investigational product before it allows us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our preclinical development programs. Moreover, even if we commence clinical trials, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our ongoing and planned clinical trials for our investigational products could significantly affect our product development timelines and product development costs and harm our financial position.
We do not know whether our planned clinical trials will begin on time or be completed on schedule, if at all. The timing for commencement, data readouts and completion of clinical trials can be delayed for a number of reasons, including delays related to:
•inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•obtaining allowance or approval from regulatory authorities to commence a trial or reaching a consensus with regulatory authorities on trial design;
•the FDA or comparable foreign regulatory authorities disagreeing as to the implementation of our clinical trials;
•any failure or delay in reaching an agreement with Contract Research Organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•delays in identifying, recruiting and training suitable clinical investigators;
•obtaining approval from one or more institutional review boards, or ethics committees at clinical trial sites;
•IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•changes or amendments to the clinical trial protocol;
•clinical sites deviating from the trial protocol or dropping out of a trial;
•failure by our CROs to perform in accordance with GCP requirements or applicable regulatory rules and guidelines in other countries;
•manufacturing sufficient quantities of our investigational products, or obtaining sufficient quantities of combination therapies for use in clinical trials;
•subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials;
•patients choosing an alternative product for the indications for which we are developing our investigational products or participating in competing clinical trials;
•lack of adequate funding to continue a clinical trial or costs being greater than we anticipate;
•subjects experiencing severe or serious unexpected drug-related adverse effects;
•occurrence of serious adverse events in trials of the same class of agents conducted by other companies that could be considered similar to our investigational products;

•selection of clinical endpoints that require prolonged periods of clinical observation or extended analysis of the resulting data;
•or failure of our CMOs to produce clinical trial materials in sufficient quantities in accordance with current Good Manufacturing Practice (“cGMP”), regulations or other applicable requirements; and
•third parties being unwilling or unable to satisfy their contractual obligations to us in a timely manner.
We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or applicable clinical trial protocols, adverse findings from inspections of clinical trial sites by the FDA or comparable foreign regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using an investigational product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to regulators or to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
Further, conducting clinical trials in foreign countries, as we continue to do for our investigational products, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks, including war, relevant to such foreign countries. In addition, many of the factors that cause, or lead to, the termination suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of an investigational product. Any resulting delays to our clinical trials could shorten any period during which we may have the exclusive right to commercialize our investigational products. In such cases, our competitors may be able to bring products to market before we do, and the commercial viability of our investigational products could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects.
Preliminary, topline, and interim data from our clinical studies that we announce or publish from time to time are subject to audit and verification procedures that could result in material changes in the final data and may change as more patient data become available.
From time to time, we publish preliminary, topline or interim data from our clinical studies. Such publications are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, topline and preliminary data remain subject to audit confirmation and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously published. Interim data are also subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, interim, topline and preliminary results that we report may differ from future results of the same studies and should be viewed with caution until the final data are available. As such material changes between previously reported topline, preliminary and interim results and final data could significantly harm our business prospects and our stock price may decline.
Most of our clinical trials are open-label studies and may be susceptible to bias.
Most of our clinical trials, including our Phase 3 trials, are open-label studies in which both the patient and investigator know whether the patient is receiving the investigational products or either an existing approved drug or placebo. Open-label clinical trials are susceptible to bias that may exaggerate any therapeutic effect or overestimate the risk associated with the investigational product. Patients may perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Investigators may interpret the information of the treated group more favorably given their awareness of the treatment regimen or may attribute safety risks to the investigational product. If regulatory agencies feel that we have not implemented sufficient controls to prevent such biases or that the controls we have implemented were ineffective, we may experience delays or negative outcomes in our applications for drug approval. In addition, the FDA and other regulatory authorities may disfavor the use of open-studies, or otherwise not agree that the results from open-label studies, regardless of outcome, will support submission of an application for marketing approval in the indications we are targeting, and we may be required to conduct randomized trials evaluating our investigational products before we are able to able to obtain marketing approval of our investigational products, if ever.

Enrollment and retention of subjects in clinical trials is expensive and time consuming and can be made more difficult or rendered impossible by competing treatments, clinical trials of competing investigational products, geopolitical instability and public health epidemics, each of which could result in significant delays and additional costs in our product development activities, or in the failure of such activities.
We may encounter delays in enrolling, or be unable to enroll and maintain, a sufficient number of subjects to complete any of our clinical trials. Patient enrollment and retention in clinical trials is a significant factor in the timing and cost of clinical trials and depends on many factors, including among other things, the size of the patient population required for analysis of the trial’s primary endpoints, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the investigational product (including data that we report in our other clinical trials using the same investigational products) or with respect to other investigational products with the same mechanism of action as our investigational products, the number and nature of competing products or investigational products and ongoing clinical trials of competing investigational products for the same indication, the proximity of subjects to clinical trial sites, the eligibility criteria for the clinical trial and our ability to obtain and maintain subject consents. See “Item 1. Business—Competition” for additional information regarding competing programs.
Geopolitical instability and public health outbreaks may also have an adverse impact on our clinical trial operations. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our investigational products. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will have limited influence over their actual performance. Failures in planned subject enrollment or retention may result in increased costs or program delays and could render further development impossible.
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
As we continue to develop our investigational products and initiate clinical trials of additional investigational products, serious adverse events, undesirable side effects or unexpected characteristics may emerge causing us to abandon these investigational products or limit their development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our investigational products initially show promise in early clinical trials, the side effects of drugs are frequently only detectable after they are tested in larger, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the investigational product or another factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications.
Additionally, adverse developments in clinical trials of investigational products conducted by others or adverse events associated with commercial products offered by others may cause the FDA or other regulatory oversight bodies to suspend or terminate our clinical trials or change the requirements for approval of any of our investigational products, or otherwise adversely affect the clinical and commercial development of our investigational products.
Additionally, if any of our investigational products receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. For example, the FDA could require us to adopt a REMS to ensure that the benefits of treatment with such investigational product outweigh the risks, which REMS may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We may also be required to engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop.
Other potentially significant negative consequences associated with adverse events include:
•institutional review boards, ethics committees, or safety monitoring committees may recommend that enrollment or dosing be placed on hold or that additional safety measures be implemented for ongoing clinical trials;

•we may be required to suspend marketing of a product, or we may decide to remove such product from the marketplace;
•regulatory authorities may withdraw or change their approvals of a product;
•regulatory authorities may require additional warnings or contraindications on the label or limit access of a product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;
•we may be required to create a medication guide outlining the risks of a product for patients, or to conduct post-marketing studies;
•we may be required to change the way a product is dosed, distributed, or administered, or conduct additional clinical trials;
•we may be subject to limitations on how we may promote the product;
•we could be subject to fines, injunctions, or the imposition of criminal or civil penalties, or be sued and held liable for harm caused to subjects or patients; and
•a product may become less competitive, and our reputation may suffer.
Any of these events could diminish the usage or otherwise limit the commercial success of our investigational products and prevent us from achieving or maintaining market acceptance of our investigational products, if approved by the FDA or other regulatory authorities.
Adverse findings from clinical trials conducted by third parties investigating the same investigational products as us in different territories or different investigational products directed to the same target as one of our programs could adversely affect our development program.
Lack of efficacy, adverse events, undesirable side effects, or other adverse findings may emerge in clinical trials conducted by third parties investigating the same investigational products as us in different territories or different investigational products directed to the same target as one of our programs. For example, we and Gloria Biosciences each licensed our rights to the same anti-PD-1 antibody (which we refer to as zimberelimab) from WuXi Biologics. Gloria Biosciences refers to this antibody as GLS-010 and is conducting clinical trials with GLS-010 in China. We have no control over their clinical trials or development program, and adverse findings from the results or their conduct of clinical trials could adversely affect our development of zimberelimab or even the viability of zimberelimab as an investigational product. We may be required to report Gloria Biosciences' adverse events or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of zimberelimab. We may face similar risks from any independent development conducted with our investigational products by Gilead and Taiho, following any exercise of their respective options to our programs.
Further, we have no control over the clinical trials or development programs of third parties developing investigational products directed to the same target as one of our programs. Adverse findings or clinical trial results from such trials could adversely affect the commercial prospects of our investigational products and cause our stock price to fluctuate or decline.
A key element of our strategy is the development of intra-portfolio combinations. If we are not successful in discovering, developing and commercializing investigational products that take advantage of different mechanisms of action to achieve superior outcomes relative to the use of single agents or other combination therapies, our ability to achieve our strategic objectives would be impaired.
A key element of our strategy is to build a broad portfolio of investigational products that will allow for the development of intra-portfolio combinations. We believe that by developing or licensing these investigational products, we can control the combinations we pursue and, if and when approved, maximize the commercial potential of these combinations. However, these combinations have not been tested before and may fail to demonstrate synergistic activity against immunological targets, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, may exacerbate adverse events associated with one of the investigational products when used as monotherapy, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy. Any of these events could delay our programs. In addition, our early clinical trials may test more than one investigational product in uncontrolled studies, and it may be difficult to interpret the results of those uncontrolled trials or evaluate the contribution of each investigational agent in such combination.

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
Many of our investigational products are being pursued in combination with one or more additional products or investigational products. The development of combination therapies may be more complex than the development of single agent therapies and generally requires that sponsors demonstrate the contribution of each investigational product to the claimed effect and the safety and efficacy of the combination as a whole. This requirement may make the design and conduct of clinical trials more complex, requiring more clinical trial subjects. We also may not be able to meet the FDA’s current or future approval standards required for combination therapies or combination products, if we decided to administer or package a combination therapy as a single drug product. For example, under the "combination rule", the FDA may not file or approve a fixed-dose combination product unless each component of a proposed drug product is shown to make a contribution to the claimed effects and the dosage of each component (amount, frequency, duration) is safe and effective for the intended population. To satisfy these requirements, the FDA may recommend we conduct a clinical factorial study, designed to assess the effects attributable to each drug in the combination product. Moreover, the applicable requirements for approval of a combination therapy may differ from country to country.
In the event that one of our investigational products were to fail to demonstrate sufficient safety and efficacy or establish its contribution to the claimed effects of a combination therapies, we would need to identify alternatives. For example, we expect that our anti-PD-1 antibody, zimberelimab, will form the backbone of many of the investigational combination therapies we are pursuing. If we are unable to demonstrate the contribution of zimberelimab to the claimed effects of an investigational combination therapy, we would need to identify an anti-PD-1 antibody for use in such combination therapy. In the event we are unable to do so or are unable to do so on commercially reasonable terms, our business and prospects would be materially harmed.
Certain of our investigational products may require companion diagnostics in certain indications. Failure to successfully develop, validate and obtain regulatory clearance or approval for such tests could harm our product development strategy or prevent us from realizing the full commercial potential of our investigational products.
Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as a medical device and may require separate regulatory authorization prior to commercialization of either the companion diagnostic or the relevant investigational product. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Depending on the data from our clinical trials, we may utilize diagnostic tests, during our clinical trial enrollment process to help identify patients with characteristics that we believe will be most likely to respond to our investigational products. For example, certain clinical trials that we are conducting, such as our STAR-221 trial, use a diagnostic test to measure PD-L1 levels in tumor samples provided by enrolled patients. Our future trials may also use a diagnostic test to help identify eligible patients. In addition, we have significant efforts directed to identifying changes in various cells and proteins to understand their relationship, if any, to the clinical activity observed in our clinical trials and to assess if such cells and/or proteins could be used as predictive biomarkers to select for patients more likely to respond to our investigational products. However, we cannot be certain that we will be able to identify any such biomarkers, that such biomarkers will result in us identifying the appropriate patients for our investigational products or that we or any third-party collaborators will be able to validate any diagnostic tests incorporating any predictive biomarkers we may identify.
We currently do not have any plans to develop diagnostic tests internally. We are therefore dependent on the sustained cooperation and effort of third-party collaborators in developing and, if our investigational products are approved for use only with an approved companion diagnostic test, obtaining approval and commercializing these tests. If these parties are unable to successfully develop and obtain marketing authorization for companion diagnostics for use with any of our investigational products, or experience delays in doing so, the development of our investigational products may be adversely affected and we may not be able to obtain marketing authorization for these investigational products. Furthermore, our ability to market and sell, as well as the commercial success, of any of our investigational products that require a companion diagnostic will be tied to, and dependent upon, the receipt of required regulatory authorization and the continued ability of such third parties to make the companion diagnostic commercially available on reasonable terms in the relevant geographies. Any failure to develop, validate, obtain and maintain marketing authorization and supply for a companion diagnostic we need will harm our business prospects.

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
We have conducted, and we expect to continue to conduct, portions of our clinical trials outside the U.S. Although the FDA may accept data from clinical trials conducted outside the U.S., acceptance of these data is subject to certain conditions imposed by the FDA. For example, in cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. We cannot assure you that the FDA will accept data from trials conducted outside the U.S. If the FDA does not accept the data from such clinical trials, we would likely need to conduct additional trials, which would be costly and time-consuming and delay or permanently halt our development of our investigational products.
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, review, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, may also slow the time necessary for new drugs, and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities from March 2020 until July 2021. If a prolonged government shutdown occurs, or if new global health concerns otherwise hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
•we have appointed three individuals that were designated by Gilead to our board of directors pursuant to the terms of the Investor Rights Agreement, and Gilead owns approximately 32.6% of our outstanding common stock as of December 31, 2024. Gilead acquired an additional 1.4 million shares of our common stock in the February 2025 underwritten offering and subsequently held approximately 29.7% of our common stock as of February 19, 2025. They have the right (but not the obligation) to acquire additional shares from us up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock and, as a result, may be able to exert significant influence over our company;
•Gilead could independently develop, or develop with third parties, products that compete directly or indirectly with our investigational products if Gilead believes that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours; and
•it will be difficult for us to enter into new collaborations for any programs to which Gilead retains its option rights.
Given the breadth of the collaboration with Gilead, our ability to form new collaborations in the future will be limited. If Gilead declines to exercise its option to a program, we may need to enter into new collaborations for such programs with companies that have more resources and experience than us. We may not be successful in these efforts because third parties may not view our investigational products as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third-party for development and commercialization of an investigational product, we can expect to relinquish some or all of the control over the future success of that investigational product to the third-party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.
We rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
We are and expect to remain dependent on third parties, such as CROs, clinical investigators and consultants, to conduct our ongoing clinical trials and any future clinical trials of our investigational products. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs.
There is no guarantee that any CROs, investigators or other third parties that help conduct or participate in our clinical trials will devote adequate time and resources to such trials or perform as contractually required. While we have and will have agreements governing the activities of our CROs, investigators and other consultants, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards and requirements, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities.
If any of these third parties fails to meet expected deadlines, fails to adhere to our clinical protocols, fails to meet regulatory requirements or guidelines (including any GCPs or comparable requirements enforced by the FDA or comparable foreign regulatory authorities), or otherwise performs in a substandard manner, our ability to use data generated from our clinical trials may be jeopardized the timelines for our clinical trials may be extended or delayed, or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in our ongoing clinical trials unless we are able to transfer those subjects to another qualified clinical trial site. In addition, our CROs have the right to terminate their agreements with us in the event of an uncured material breach and under other specified circumstances, and if so terminated, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms or at all. Switching or adding additional CROs, investigators and other third parties involves additional cost and requires our management’s time and focus.
In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the utility of certain data from the clinical trial may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA or BLA we submit to the FDA, or equivalent marketing application to other regulatory authorities outside the U.S. Any such delay or rejection could prevent us from commercializing our investigational products, which would have material adverse impact on our business, financial condition and prospects.
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
We do not control the manufacturing process of our contract manufacturing partners and are completely dependent on them for compliance with cGMP requirements for manufacture of our investigational products, including assuring that their processes have adequate quality control, quality assurance and qualified personnel. In the event that any of our manufacturers fail to comply with regulatory requirements, such as the requirement to implement and operate quality systems to control and assure the quality of investigational products and products approved for sale and other requirements imposed by cGMP regulations, or if any of our manufacturers fail to perform its obligations to us in relation to quality, timing or otherwise, we may be forced to suspend or terminate our development activities.
In particular, we currently do not have the capabilities or resources to manufacture our investigational products ourselves and any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our investigational products may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. If we are required to change manufacturers for any reason, including as a result of geopolitical tensions, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, and we may be required to conduct additional clinical trials or perform additional development activities to demonstrate comparability of lots of our investigational products to those produced by prior manufacturers.
Our or a third-party’s failure to execute on our manufacturing requirements on commercially reasonable terms and in compliance with cGMP or other regulatory requirements could adversely affect our business in a number of ways, including:
•an inability to initiate or complete clinical trials of our investigational products in a timely manner;
•delays in submitting regulatory applications, or receiving regulatory approvals, for our investigational products;
•subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;
•requirements to cease development or to recall batches of our investigational products; and
•in the event of approval to market and commercialize an investigational products, an inability to meet commercial demands.
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
Even if we receive regulatory approval for any investigational product, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

Following potential approval of any our investigational products, the FDA may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS as a condition of approval of our investigational products, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our investigational products, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•product seizure or detention, or refusal to permit the import or export of our products; and
•injunctions or the imposition of civil or criminal penalties.
The occurrence of any event or penalty described above may inhibit our ability to commercialize our investigational products and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.
In addition, if any of our investigational products are approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about drug and biological products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. If we receive marketing approval for an investigational product, physicians may nevertheless, in their independent medical judgment, prescribe it to their patients in a manner that is inconsistent with the approved label. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. If we are found to have promoted such off-label uses, we may become subject to liability. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions.
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our investigational products. In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our investigational products. We also cannot predict the likelihood, nature or extent of government If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.
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
Zimberelimab and domvanalimab are biological products and we may develop additional biological products in the future. We believe that any of our current and future investigational products approved as a biological product under a BLA should qualify for the twelve-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our investigational products to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors.
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
The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products candidates. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we were sued for patent infringement, we would need to demonstrate that our investigational products, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the U.S., proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing investigational product or product. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing investigational product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our investigational products or force us to cease some of our business operations, which could materially harm our business.
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
Patents are of national or regional effect, and filing, prosecuting and defending patents on all of our investigational products throughout the world would be prohibitively expensive. As such, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Further, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals or biologics, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. In addition, certain developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. Further, we file patent applications in Russia and the Eurasian patent office, which is headquartered in Moscow. Sanctions against Russia may make it difficult to file and maintain patents in these countries, and Russia has taken actions against "unfriendly" countries, including the U.S., which may adversely affect the scope of and/or our ability to enforce our intellectual property rights. In any of these countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third-party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
Changes in patent law in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our investigational products.
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. However, the patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation, resulting in court decisions, including Supreme Court decisions, which have increased uncertainties as to the ability to obtain and enforce patent rights in the future. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries could increase the uncertainties and costs. For example, in September 2011 the Leahy-Smith America Invents Act (the "America Invents Act") was signed into law and included a number of significant changes to U.S. patent law as then existed. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the America Invents Act, the U.S. transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In addition, in 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. Implementation of the EU Patent Package occurred on June 1, 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC.
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
Trade secrets and know-how can be difficult to protect. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We and any third parties with which we share facilities enter into written agreements that include confidentiality and intellectual property obligations to protect each party’s property, potential trade secrets, proprietary know-how, and information. We further seek to protect our potential trade secrets, proprietary know-how, and information in part, by entering into non-disclosure and confidentiality agreements with parties who are given access to them, such as our corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. With our consultants, contractors, and outside scientific collaborators, these agreements typically include invention assignment obligations. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be harmed.
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
Risks Related to our Business Operations and Industry
We expect to expand our business operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
We expect to grow our business operations, including adding employees in sales and marketing, if any of our investigational products receives marketing approval. To manage our anticipated future growth, we must:
•identify, recruit, integrate, maintain and motivate additional qualified personnel;
•manage our development efforts effectively, including the initiation and conduct of clinical trials for our investigational products; and
•improve our operational, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to develop, manufacture and commercialize our investigational products will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert financial and other resources, as well as a disproportionate amount of its attention, away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
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

Many of the other biopharmaceutical companies we compete with have greater financial and other resources, different risk profiles and a longer history in the industry than we do. Our competitors may provide higher compensation, more diverse opportunities and/or better opportunities for career advancement. Any or all of these competing factors may limit our ability to continue to attract and retain high quality personnel, which could negatively affect our ability to successfully develop and commercialize our investigational products and to grow our business and operations as currently contemplated.
We are highly dependent on the services of our founders, Terry Rosen, Ph.D., who serves as our Chief Executive Officer, and Juan Jaen, Ph.D., who serves as our President.
We are highly dependent on the services of our founders, Terry Rosen, Ph.D., who serves as our Chief Executive Officer, and Juan Jaen, Ph.D., who serves as our President. Although we have entered into employment agreements with them, they are not for a specific term, and each of them may terminate their employment with us at any time, though we are not aware of any present intention of either of these individuals to leave us.
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
Despite the implementation of security measures, given the size and complexity and the increasing amounts of sensitive information that they maintain, our internal information technology systems and those of our third-party CROs and other third parties upon which we rely are vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyberattacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and other assets), which may compromise our system infrastructure, lead to data leakage, impair key business processes or other critical business operations, delay our development programs, or result in the loss of assets or other liability. Our reliance on internet technology and the number of our employees who are working remotely has increased the opportunities for cybercriminals to exploit vulnerabilities. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Further, we cannot assure you that our data protection efforts and our investment in information technology will prevent breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition.
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
Moreover, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, Sensitive Information, which could result in financial, legal, business, and reputational harm to us. In particular, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
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
Current global economic conditions are highly volatile due to a number of reasons, including geopolitical instability, such as the military conflicts between Russia and Ukraine, the conflicts between Israel and Hamas, recent inflation that increased our operating expenses and disruptions in the capital and credit markets that may reduce our ability to raise additional capital when needed on acceptable terms, if at all.
Emerging international trade relations, new legislation and tariffs may also adversely impact our operations and/or financial condition by limiting or preventing the activities of third parties that we engage, increasing import costs or increasing the cost of our operations. New or increased tariffs, export controls or other trade barriers could result in higher prices for the materials we use and the investigational products we are developing and could materially impact our supply chain and manufacturing costs. Recent congressional legislative actions, proposed executive orders, sanctions, tariffs and other measures discourage contracting with Chinese companies on the development or manufacturing of pharmaceutical products and may restrict trade with China. WuXi Biologics, located in China, is currently our sole manufacturer of zimberelimab and domvanalimab. If WuXi Biologics becomes subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government, or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the U.S. and mainland China, it could materially impact our ability to obtain additional supply of zimberelimab and domvanalimab or significantly increase our manufacturing costs. Finding a replacement manufacturer could require significant effort and/or be prohibitively expensive, and we may not be able to do so in a timely manner which could have an adverse impact on our operations, operating results and financial condition.
Furthermore, the recent inflationary environment related to increased aggregate demand and supply chain constraints has increased our operating expenses and may continue to affect our operating expenses. Economic conditions may also strain our suppliers, possibly resulting in supply disruptions that impact our ongoing clinical trials and other operations. A significant worsening of global economic conditions could materially increase these risks we face.
Any new or prolonged downturn of global economic conditions could harm our business operations, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
We or the third parties upon which we depend may be adversely affected by earthquakes, fires or other natural disasters.
Our headquarters and main research facility are located in the San Francisco Bay Area, which in the past has experienced severe earthquakes and fires. In addition, fires and other natural disasters may increase in frequency and severity over time due to climate change. If these earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control were to prevent us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial losses during our history and our ability to generate profits in the future is uncertain. Unused net operating loss ("NOL") carryforwards the tax year ended December 31, 2017 and prior tax years will carry forward to offset future taxable income, if any, until such unused NOLs expire. Unused NOLs generated after December 31, 2017, under current tax law, will not expire. Our NOLs may be carried forward indefinitely. In addition, the future deductibility of such NOLs will be limited to 80% of current year taxable income in any given year.
Both our current and our future unused losses (and tax credit carryforwards) may be subject to further limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "IRC"), if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We performed an analysis under IRC Section 382 and 383 through October 31, 2020 with respect to our NOL and credit carryforwards. We concluded that an ownership change, as defined under IRC Section 382, occurred in previous years, but that such ownership change did not result in the expiration of our NOL or credit carryforwards prior to utilization. We may incur additional ownership changes in the future in connection with any equity issuance, including any additional issuances to Gilead. If we experience any such ownership change, we may be limited in our ability to use our NOL and credit carryforwards and be required to make material cash tax payments.
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
We and third parties upon whom we rely may be subject to federal, state, and foreign data protection, privacy, and information security laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations. In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.
The legislative and regulatory landscape for privacy and data security continues to evolve, and we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data security in the U.S., the EU, the United Kingdom (the "UK") and other jurisdictions. This increased focus on privacy and data security issues may negatively affect our operating results and our business. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, "CCPA") applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
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
Our operations are subject to various U.S. federal and state health care laws, including fraud and abuse, transparency and other healthcare laws and regulations, and similar laws in other jurisdictions in which we conduct our business. These laws may impact, among other things, our research and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include, but are not limited to the federal Anti-Kickback Statute; federal civil and criminal false claims laws, such as the False Claims Act; HIPAA; federal and state consumer protection and unfair competition laws; the federal transparency requirements under the Sunshine Act; state and foreign law equivalents of each of these federal laws; and state and foreign laws that require pharmaceutical companies to implement compliance programs. Many of these laws are discussed in detail above under “Item 1. Business—Government Regulation—Other U.S. Healthcare Laws and Compliance Requirements”.
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
In the U.S. and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of investigational products, restrict or regulate post-approval activities, and affect the ability to profitably sell investigational products for which marketing approval is obtained. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. Many of these initiatives are discussed in detail above under “Item 1. Business—Government Regulation—Healthcare Reform."
We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.
U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, "Trade Laws") prohibit, among other things, companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving (directly or indirectly) corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, preclinical studies, and clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.
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
•the timing and cost of, and level of investment in, research and development ("R&D") activities relating to our investigational products, which may change from time to time;
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
•the changing and volatile U.S. and global economic environments, including the impact of tariffs, inflation and rising interest rates, and domestic or international political instability; and
•future accounting pronouncements or changes in our accounting policies.

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
Based upon shares outstanding as of December 31, 2024, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 54.4% of our common stock. In particular, as of December 31, 2024, Gilead owns approximately 32.6% of our outstanding common stock, Gilead acquired an additional 1.4 million shares of our common stock in the February 2025 underwritten offering and subsequently held approximately 29.7% of our common stock as of February 19, 2025 (and has the right to acquire additional shares of our common stock from us to enable it to own up to 35% of our outstanding common stock), and we have appointed its three designees to our board of directors pursuant to the terms of the Investor Rights Agreement. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Accordingly, we cannot assure you that we will not in the future identify one or more material weaknesses in our internal control over financial reporting, which may have a negative impact on our ability to timely and accurately produce financial statements, may result in a material misstatement of our Consolidated Financial Statements or may negatively impact the confidence level of our stockholders and other market participants with respect to our reported financial information.

Ensuring that we have adequate internal controls over financial reporting is a costly and time-consuming effort that needs to be re-evaluated frequently. Further, remote work arrangements have led to changes in work patterns that can make it more difficult to properly perform our controls and may create risks that result in deficiencies in the design of our controls. To the extent necessary, implementing any changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
We have implemented and maintain a cybersecurity program that includes various processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software (collectively, "Information Systems"), and our critical data, including clinical trial and candidate data, intellectual property, and confidential information that is proprietary, strategic or competitive in nature (collectively with Information Systems, "Information Systems and Data").
Our program is designed and assessed using the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF"), which guides our approach to identifying, assessing, and managing material cybersecurity risks relevant to our business. While we use this framework to inform our cybersecurity practices, this does not imply compliance with any particular technical standards, specifications, or requirements.
Under this framework, our information security function, led by our Chief Information Officer, helps to identify, assess and manage the Company’s cybersecurity threats and risks. This function helps to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example deploying automated tools in certain environments, subscribing to and analyzing reports and services that identify certain cybersecurity threats, conducting scans of certain aspects of the Company’s threat environment, evaluating certain threats that are reported to us, conducting internal and external audits and internal threat assessment of certain environments, engaging third parties to conduct threat assessments, and conducting vulnerability assessments.
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
Furthermore, our information security function works with a security committee (the “Security Committee") to prioritize our risk management processes, mitigate cybersecurity threats that are more likely to lead to a material impact to our business and evaluate material risks from cybersecurity threats against our overall business objectives. We use third-party service providers to perform a variety of functions throughout our business, such as CROs and contract manufacturing organizations ("CMOs"). Under our information security function, we perform risk and security assessments for certain of our vendors that involves a review of the vendor’s written security program. Depending on the nature of the services provided, and the sensitivity of the Information Systems and Data at issue, and the identity or experience of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and we may impose contractual obligations related to cybersecurity on the vendor.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, please see “Risk Factors - Our internal information technology systems, and those of our third-party CROs and other third parties upon which we rely, are subject to failure, security breaches and other disruptions, which could result in a material disruption of our investigational products’ development programs, jeopardize sensitive information, prevent us from accessing critical information or result in a loss of our assets, and potentially expose us to notification obligations, loss, liability or reputational damage and otherwise adversely affect our business.” in Part I, Item 1A herein.
Governance
Our board of directors considers cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our Security Committee is comprised of key management stakeholders and experts and is chaired by our Chief Information Officer, who has over 20 years of strategic and operational IT/cybersecurity leadership experience and multiple cybersecurity certifications, from leading security organizations such as (ISC)2, Cloud Security Alliance, Cisco Security, Microsoft Security. The Security Committee is responsible for helping to integrate cybersecurity risk considerations into our overall risk management strategy and communicating key priorities to relevant personnel, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
The audit committee receives periodic reports from our Chief Information Officer concerning significant cybersecurity threats and risk and the processes we have implemented to address them. Under our incident response plan, certain incidents would also be reported to the board.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal personnel; threat intelligence and other information obtained from public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
Item 2. Properties
As of December 31, 2024, our corporate headquarters, which includes executive offices and research and development and business operations, consist of approximately 151,000 square feet of leased office and laboratory space in an office park in Hayward, California. We also lease approximately 109,000 square feet of office space in Brisbane, California. The lease terms for both facilities expire in 2031, subject to options for us to extend the lease term. We have subleased approximately 31,000 square feet of our Brisbane office to a third-party, which commenced in October 2023 and extends through 2028. We have also subleased approximately 19,000 square feet of our Brisbane office to a third-party, which commenced in December 2024 and extends through 2031.
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
Our common stock trades on the New York Stock Exchange under the symbol “RCUS.” As of February 7, 2025, we had 34 stockholders of record as reported by our transfer agent. This does not include beneficial owners whose shares are held in street name.
Dividend Policy
We have never declared or paid cash dividends on our stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors.
Performance Graph
The following graph compares the cumulative stockholders returns for the past five years through December 31, 2024 for (i) our common stock, (ii) the Standard & Poor ("S&P") Biotechnology Index and (iii) S&P 500 Index, assuming $100 invested on December 31, 2019, and reinvestment of dividends if paid. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

400
350
300
250
200
150
100
50
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
RCUS
SPSIBI
S&P 500

$100 investment in stock or index	Ticker	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Arcus Biosciences, Inc.	RCUS	$100	$257	$401	$205	$194	$147
S&P Biotechnology Index	SPSIBI	$100	$148	$118	$88	$94	$95
S&P 500 Index	S&P 500	$100	$118	$152	$125	$158	$197
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
Significant Developments
The following is a summary of significant developments affecting our business since the filing of our Annual Report on Form 10-K for the year ended December 31, 2023:
Corporate Developments
•In February 2025, we announced that Gilead's time-limited exclusive option rights to our HIF-2α program (including casdatifan) have expired. As a result, Gilead has no future rights to casdatifan and we retain full global development and commercial rights, subject to Taiho’s option right for the Taiho Territory.
•In February 2025, we issued through an underwritten offering, 13.6 million shares of our common stock at a price of $11.00 per share, for total gross proceeds of approximately $150 million, before deducting underwriting discounts, commissions and offering expenses.
•In October 2024, we entered into a clinical collaboration with AstraZeneca to evaluate casdatifan, our investigational HIF-2α inhibitor, in combination with volrustomig, AstraZeneca’s investigational PD-1/CTLA-4 bispecific antibody, in IO-naive patients with ccRCC. AstraZeneca will operationalize the study.
•In July 2024, Taiho exercised its option for quemliclustat, our investigational small molecule CD73 inhibitor, for the Taiho Territory, and in October 2024, opted to participate in the global Phase 3 trial of quemliclustat, PRISM-1, and became obligated to reimburse us for their portion of the global study costs. As a result, Taiho will operationalize the Japanese sites for the global Phase 3 PRISM-1 study evaluating quemliclustat in pancreatic cancer. In February 2025, Taiho dosed their first patient in Japan for PRISM-1.
•In January 2024, we amended the Stock Purchase Agreement with Gilead, pursuant to which Gilead made an equity investment of $320 million through the purchase of our common stock at $21.00 per share.
HIF-2⍺ Program
•In February 2025, we presented clinical data from three monotherapy expansion cohorts of ARC-20 in a rapid oral session at the 2025 American Society of Clinical Oncology ("ASCO") Genitourinary Symposium. At the time of data cut-off (January 3, 2025), observations from the expansion cohorts included:
◦A 9.7-month mPFS was reached for the 50mg twice-a-day (BID) casdatifan monotherapy cohort; mPFS was not yet reached for other cohorts.
◦Confirmed objective response rate ("ORR") ranged from 25% to 33%, with 2 of the cohorts exceeding 30% (including one partial response that confirmed after the data cut-off).
◦Rates of primary progressive disease (progression at or before their first disease assessment) ranged from 14% to 19%.
Most patients (81-87%) experienced disease control with either a partial response or stable disease and were still on treatment.

Anti-TIGIT Program
•In November 2024, we presented results at the Society for Immunotherapy of Cancer ("SITC") annual meeting from Part 1 of ARC-10, a randomized study evaluating domvanalimab plus zimberelimab in PD-L1-high NSCLC, which showed:
◦A 36% reduction in risk of death (hazard ratio=0.64) was observed for domvanalimab plus zimberelimab compared to that of zimberelimab alone.
◦Zimberelimab reached a median overall survival of two years, and the median overall survival for domvanalimab plus zimberelimab was not reached.
◦Treatment-related adverse events leading to treatment discontinuation were low (10.5%) for the combination of domvanalimab and zimberelimab.
•In June 2024, we presented updated data at the ASCO Annual Meeting from Arm A1 of the Phase 2 EDGE-Gastric study which showed 12.9 months mPFS for domvanalimab plus zimberelimab and chemotherapy in first-line upper GI adenocarcinomas, which exceeded historical benchmarks for anti-PD-1 plus chemotherapy.
Adenosine-Pathway Programs
•In October 2024, we initiated PRISM-1, a Phase 3 trial of quemliclustat combined with gemcitabine/nab-paclitaxel versus gemcitabine/nab-paclitaxel in pancreatic cancer.
•In June 2024, we presented data at the ASCO Annual Meeting from ARC-9, a randomized Phase 1b/2 study evaluating etrumadenant plus zimberelimab, FOLFOX chemotherapy and bevacizumab ("EZFB") versus regorafenib in third-line metastatic colorectal cancer ("mCRC").
◦Results showed 19.7 months median overall survival for the EZFB arm and EZFB significantly reduced the risk of death by 63% and risk of disease progression by 73% compared to regorafenib. This is the longest median overall survival reported in third-line mCRC to date in a randomized trial.
Strategic Partnerships
Gilead Sciences, Inc.
In 2020, we and Gilead entered into the Gilead Collaboration Agreement. Under the Gilead Collaboration Agreement, Gilead obtained an exclusive license to zimberelimab and time-limited exclusive options to all of our then-current and future programs during the 10-year collaboration term. The agreement was amended in 2021 (the "First Gilead Collaboration Agreement Amendment"), under which Gilead obtained rights to an additional four of our investigational products: domvanalimab, etrumadenant, quemliclustat and AB308. Gilead's time-limited exclusive option rights to our HIF-2α program (including casdatifan) have expired. For each program to which Gilead exercised or exercises its option, the parties will co-develop globally and co-commercialize the program in the U.S., subject to certain exceptions, and Gilead will have the right to commercialize the program outside of the U.S., subject to the rights of our existing partners in certain territories. Furthermore, we and Gilead agreed to collaborate on two oncology research programs, for which we will lead discovery and early development activities.
In 2023, we amended the Gilead Collaboration Agreement (the "Second Gilead Collaboration Agreement Amendment") to further expand the collaboration to include up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities.
In the first quarter of 2024, we further amended the Gilead Collaboration Agreement (the "Third Gilead Collaboration Agreement Amendment") to provide that (i) Gilead is required to pay the $100 million option continuation payment due on the fourth anniversary of the Gilead Collaboration Agreement, which was received in the third quarter 2024 and (ii) we would fund certain activities, including the Phase 3 PRISM-1 study evaluating quemliclustat in pancreatic cancer.
Concurrent with the Gilead Collaboration Agreement in 2020, we also entered into the Stock Purchase Agreement and Investor Rights Agreement.
The Stock Purchase Agreement was amended in 2021 (the "First Stock Purchase Agreement Amendment"), in 2023 (the "Second Stock Purchase Agreement Amendment"), and was amended and restated in the first quarter 2024 (the "Third Stock Purchase Agreement Amendment"). Under the Stock Purchase Agreement, Gilead has the right, at its option until July 2025, to purchase up to a maximum ownership of 35% of our then-outstanding voting common stock.

The Investor Rights Agreement was amended in 2022 (the "First Investor Rights Agreement Amendment") and was amended and restated in the first quarter 2024 (the "Second Investor Rights Agreement Amendment"). Under the Investor Rights Agreement, as amended, Gilead has the right to designate three individuals to be appointed to our board of directors.
As of December 31, 2024, Gilead held approximately 32.6% of our outstanding common stock. Gilead acquired an additional 1.4 million shares of our common stock in the February 2025 underwritten offering and subsequently held approximately 29.7% of our common stock as of February 19, 2025.
Taiho Pharmaceutical Co., LTD.
In 2017, we entered into the Taiho Agreement pursuant to which Taiho was granted time-limited options to exclusively license for the Taiho Territory the development and commercialization rights to each of our programs that arose over a five-year period ending in September 2022. As of December 31, 2024, Taiho has licenses for the Taiho Territory to (i) etrumadenant (the adenosine receptor antagonist program); (ii) zimberelimab (the anti-PD-1 program); (iii) domvanalimab and AB308 (collectively, the anti-TIGIT program); and (iv) quemliclustat (the CD73 program).
Other Licenses, Collaborations, and Research and Development Arrangements
We have in-licensed rights to anti-PD-1 and CD39 antibodies from WuXi Biologics, and to domvanalimab from Abmuno. We also have clinical collaboration agreements with AstraZeneca for the Phase 3 PACIFIC-8 trial evaluating domvanalimab and durvalumab in Stage 3 NSCLC and for a Phase 1/1b study evaluating casdatifan and volrustomig in IO-naive patients with ccRCC. We are also party to an agreement with BVF Partners L.P. ("BVF") to support the discovery and development of compounds for the treatment of inflammatory diseases.
Financial Overview
Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our research and development capabilities, advancing our investigational product pipeline, and establishing our corporate infrastructure. To date, we have financed our operations primarily from the sale of our equity securities; upfront or milestone payments received from our research, collaboration and license agreements with our strategic partners, including Gilead; and debt financing. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our investigational products and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs.
As of December 31, 2024, we had $992 million of cash, cash equivalents and marketable securities, which together with the proceeds from our equity financing in February 2025, we believe will be sufficient to fund our planned level of operations for the foreseeable future and provide funding to our initial pivotal read-outs for domvanalimab, quemliclustat and casdatifan, including STAR-221, PRISM-1 and PEAK-1.
Components of Operating Results
Revenues
We have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. All revenue recognized to date has been through research, collaboration and license arrangements with strategic partners.
License and Development Services Revenue
Our license and development services revenue consists of amounts recognized from the portions of the nonrefundable upfront payments received from Gilead and Taiho and allocated to performance obligations for licenses or R&D activities performed by us as we develop our investigational products under the terms of our collaboration agreements. License and development services revenues are recognized based upon the timing of the delivery of a license or service if delivery is complete, or based on estimates of each performance obligation's percentage of completion at the period end if it is still in process. We calculate percentage of completion as a ratio of effort incurred to date on each performance obligation to the total estimated effort to be incurred to satisfy that performance obligation.
Other Collaboration Revenue
Other collaboration revenue consists primarily of amounts recognized from the portions of the nonrefundable upfront payments received from Gilead and Taiho and allocated to performance obligations relating to their access to our investigational pipeline or our obligation to perform certain discovery and early development activities. Revenue related to access rights is recognized over the period of access, and revenue related to discovery and early development activities is recognized as the performance obligation is satisfied.
Operating Expenses
Research and Development Expenses
Our R&D expenses consist of costs incurred in connection with the R&D of our pipeline programs. These expenses include preclinical and clinical expenses, payroll and personnel expenses, including stock-based compensation for our employees in R&D, laboratory supplies, product licenses, consulting costs, contract research, and depreciation. Shared facility expenses are allocated to functional groups proportionally based on usage. Under certain collaboration agreements we agree to share R&D expenses with our partners. Such cost sharing arrangements may result in receiving reimbursement from our partners or require that we reimburse our partners for qualified expenses. We expense both internal and external R&D costs as they are incurred. We record advance payments for services that will be used or rendered for future R&D activities as prepaid expenses and recognize them as an expense as the related services are performed. We recognize reimbursement for shared costs incurred by us and reimbursed by our partners as a reduction in R&D expense as the underlying costs are incurred.
We do not allocate all our costs by investigational product, as a significant amount of R&D expenses include internal costs, such as payroll and other personnel expenses, and certain external costs that are not recorded at the investigational product level. In particular, with respect to internal costs, several of our departments support multiple R&D programs, and we do not allocate those costs by investigational product.
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
Non-Operating Income, net
Non-operating income, net consists primarily of interest earned on our investments in fixed-income marketable securities, interest expense on our loan financing with Hercules, and non-cash interest expense incurred under the effective interest method on our liability for sale of future royalties to BVF.

Results of Operations
The following table summarizes our results of operations (in millions):

	Year Ended December 31, 2024	Change	Year Ended December 31, 2023	Change	Year Ended December 31, 2022
Revenues:
License and development service revenue	$222	178%	$80	8%	$74
Other collaboration revenue	36	(3)%	37	(3)%	38
Total revenues	258	121%	117	4%	112
Operating expenses:
Research and development	448	32%	340	18%	288
General and administrative	120	3%	117	13%	104
Impairment of long-lived assets	20	*	—	*	—
Total operating expenses	588	29%	457	17%	392
Loss from operations	(330)	(3)%	(340)	21%	(280)
Non-operating income, net	48	23%	39	179%	14
Loss before income taxes	(282)	(6)%	(301)	13%	(266)
Income tax expense	(1)	(83)%	(6)	*	(1)
Net loss	$(283)	(8)%	$(307)	15%	$(267)
*Not meaningful
Total Revenues
The increase in Total revenues for 2024 as compared to 2023 was primarily driven by increased revenues from license and development services due to a cumulative catch-up to revenue in the first quarter 2024 of $107 million as a result of the Third Gilead Collaboration Agreement Amendment based on the updated transaction price and measure of progress for the partially satisfied performance obligations; and Taiho's exercise of its option for the license of quemliclustat for the Taiho Territory of $15 million, which was recognized as revenue upon the delivery of the license in the third quarter of 2024.
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
See Note 5, Revenues, in Part II, Item 8 for further discussion of the amount and timing of revenues recognized from our license and collaboration agreements.

Research and Development Expenses
We group all of our R&D activities and the related expenditures into categories as described below:

Included as of December 31, 2024
Category	Description	Program-Level Expenses	Key Clinical Trials
Late-stage development programs	R&D expenses incurred related to a Phase 3 clinical program intended to result in registration of a new product. This includes all unallocated program-level expense not directly attributable to a specific clinical trial once a molecule enters into one or more Phase 3 clinical trials.	domvanalimab zimberelimab quemliclustat**	PACIFIC-8 STAR-121 STAR-221 PRISM-1 ARC-10*
Early-stage R&D and preclinical programs	R&D expenses incurred for activities ranging from early-stage R&D and preclinical to Phase 2 clinical trials. This includes all unallocated program-level expense not directly attributable to a specific clinical trial unless the related program has entered into one or more Phase 3 clinical trials.	quemliclustat** etrumadenant casdatifan AB598 AB801	ARC-7 ARC-8 ARC-9 ARC-20 ARC-25 ARC-26* ARC-27 EDGE-Lung EDGE-Gastric STELLAR-009* VELOCITY-Lung VELOCITY-HNSCC
Compensation and personnel costs	Internal costs, such as salaries, non-cash stock-based compensation, and other personnel expenses for our R&D employees.	—	—
Other costs	Facilities, depreciation, and other external costs that are not recorded at the investigational product level.	—	—
Partnership reimbursements	Reimbursements from our collaboration partners for shared costs incurred by us and recognized as a reduction in R&D expense.	—	—
*    Study discontinued or completed
**    Quemliclustat moved from early-stage development and preclinical program to a late-stage development program in the third quarter 2024
The following table summarizes our R&D expenses by category (in millions):

Category	Year Ended December 31, 2024	Change	Year Ended December 31, 2023	Change	Year Ended December 31, 2022
Late-stage development programs	$252	50%	$168	35%	$124
Early-stage R&D and preclinical programs	132	3%	128	(12)%	145
Compensation and personnel costs	178	16%	154	18%	130
Other costs	51	(2)%	52	4%	50
Partnership reimbursements	(165)	2%	(162)	1%	(161)
Total research and development	$448	32%	$340	18%	$288

The increase in R&D expenses for 2024 as compared to 2023 was primarily driven by higher costs to support our expanding late-stage development program activities, driven by higher enrollment in our Phase 3 studies for domvanalimab and the initiation of the quemliclustat Phase 3 trial PRISM-1, and the timing of our manufacturing activities. Our growing headcount drove an increase in compensation and personnel costs, including a $3 million increase in non-cash stock-based compensation. Our partnership reimbursements were flat compared to the prior year despite the increases in gross costs, due to increases in Gilead-led activities and programs fully funded by us.

The increase in R&D expenses for 2023 as compared to 2022 was primarily driven by higher costs to support our expanding late-stage development program activities, including standard-of-care therapeutic purchases, partially offset by lower clinical manufacturing costs due to the timing of activities. Our growing headcount drove an increase in compensation and personnel costs, including a $2 million increase in non-cash stock-based compensation. The overall increase was partially offset by reduced spend in our early-stage R&D and preclinical program activities due to fewer Phase 2 studies and higher clinical manufacturing costs in 2022 to support expanding study activities.
General and Administrative Expenses
The increase in G&A expenses for 2024 as compared to 2023 was primarily driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations. Our growing headcount and our stock awards drove an increase in employee compensation costs. The overall increase in G&A expenses was partially offset by income from subleases of space in our Brisbane office.
The increase in G&A expenses for 2023 as compared to 2022 was primarily driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations. Our growing headcount and our 2023 stock awards drove an increase in employee compensation costs, including $6 million in increased non-cash stock-based compensation.
Impairment of Long-Lived Assets
The increase in impairment expense for 2024 was due to our sublease of a portion of our office space, resulting in an impairment charge of $20 million, compared to no similar impairment in the prior year.
Non-Operating Income, net
The increase in Non-operating income, net for 2024 as compared to 2023 was primarily due to higher interest income resulting from increased investment yields and higher average portfolio balances as compared to the prior year, driven by $320 million received from Gilead in the first quarter 2024 under the amended Stock Purchase Agreement.
The increase in Non-operating income, net for 2023 as compared to 2022 was primarily due to higher interest income resulting from increased investment yields as compared to the prior year.
Income Tax Expense
The decrease in Income tax expense for 2024 as compared to 2023 was primarily due to a decrease in taxable income compared to the prior year.
The increase in Income tax expense for 2023 as compared to 2022 was primarily due to an increase in taxable income compared to the prior year.
The Income tax expense for each of the years shown considers the impact of the capitalization of R&D expenses for income tax purposes due to changes in U.S. legislation. The capitalization of R&D expenses may materially impact income tax expense in future years.
Liquidity and Capital Resources
Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury and agency obligations, investments in corporate securities and certificates of deposit. Based on our existing business plan, we believe that our cash, cash equivalents, and marketable securities as of December 31, 2024, which together with the proceeds from our equity financing in February 2025, we believe will be sufficient to fund our planned level of operations for the foreseeable future and provide funding to our initial pivotal read-outs for domvanalimab, quemliclustat and casdatifan including STAR-221, PRISM-1 and PEAK-1.
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

Under the Stock Purchase Agreement, Gilead has the right, at its option, to purchase additional shares from us, up to a maximum ownership of 35% of our then-outstanding voting common stock, from time to time until July 2025. In the first quarter 2024, we further amended and restated the Stock Purchase Agreement and sold 15.2 million shares of our common stock to Gilead at a purchase price of $21.00 per share for total gross proceeds of $320 million. Of the $320 million equity investment, $87 million was determined to be a premium on the purchase of common stock and allocated to the performance obligations created by the Third Gilead Collaboration Agreement Amendment. As of December 31, 2024, Gilead held approximately 32.6% of our outstanding common stock arising from purchases in our 2020 public offering and purchases under the Stock Purchase Agreement and the related amendments. Gilead acquired an additional 1.4 million shares of our common stock in the February 2025 underwritten offering and subsequently held approximately 29.7% of our common stock as of February 19, 2025.
In 2023, we entered into an equity distribution agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200 million. We had no activity during the year ended December 31, 2024, and during the year ended December 31, 2023, we issued and sold under this agreement 0.2 million shares of our common stock for total net proceeds of $5 million. See Note 15, Stockholders’ equity, in Part II, Item 8 for further discussion.
In the third quarter 2024, we obtained a $250 million term loan facility from Hercules Capital, Inc. ("Hercules"). Under the terms of the term loan facility, $50 million was drawn at closing and an additional $100 million is committed and fully available at Arcus's sole option in minimum increments of $25 million. A second tranche of $100 million will be available to support strategic initiatives, subject to future approval by Hercules. See Note 13, Long-term debt, in Part II, Item 8 for further discussion.
In February 2025, we issued through an underwritten offering, 13.6 million shares of our common stock at a price of $11.00 per share, for total gross proceeds of approximately $150 million, before deducting underwriting discounts, commissions and offering expense.
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
Cash Flows
The following table summarizes our cash flow activities (in millions):

	Year Ended December 31,
Net cash provided by (used in):	2024	2023	2022
Operating activities	$(170)	$(306)	$438
Investing activities	(84)	194	(413)
Financing activities	277	33	33
Operating Activities
Net cash used in operating activities for 2024 was $170 million as compared to net cash used in operating activities of $306 million for the same period in the prior year. The change in operating cash flows is primarily due to the receipt of the $100 million option continuation payment from Gilead in the third quarter 2024, the $87 million under the Third Gilead Collaboration Agreement Amendment in the first quarter 2024, and the receipt of $45 million in total from Taiho for development milestones and its opt-in on quemliclustat, partially offset by higher R&D expenditures.
Net cash used in operating activities for 2023 was $306 million as compared to net cash provided by operating activities of $438 million for the prior year. The change in operating cash flows is primarily due to $725 million received from Gilead in 2022 under the Gilead Collaboration Agreement.

Investing Activities
Cash used in investing activities for 2024 was primarily due to net purchases of marketable securities of $78 million as we invested a portion of the cash received from Gilead in the first quarter 2024 under the Third Stock Purchase Agreement Amendment.
Cash provided by investing activities for 2023 was primarily due to net proceeds from marketable securities of $218 million, partially offset by purchases of property and equipment of $24 million.
Cash used in investing activities for 2022 was primarily due to net purchases of marketable securities of $404 million as we invested a portion of the $725 million received from Gilead in 2022 under the Gilead Collaboration Agreement.
Financing Activities
Cash used in financing activities for 2024 was due to net proceeds of $228 million from issuance of our common stock to Gilead under the Third Stock Purchase Agreement Amendment, net proceeds of $47 million from our borrowings under the Hercules Agreement, and net proceeds of $2 million for stock issued under our equity award plans.
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
We are obligated to make principal loan payments, interest payments and an end of term charge under the loan and security agreement with Hercules. See Note 13, Long-term debt, in Part II, Item 8 for further discussion.
We are obligated to make payments for operating leases. See Note 14, Leases, in Part II, Item 8 for further discussion.
We are contractually obligated to pay additional amounts that in the aggregate are significant, upon the achievement of various development, regulatory and commercial milestones for agreements we have entered into with third parties. These payments are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring, and any resulting cash requirements are managed through our operational budgeting processes. See Note 4, License and collaborations, in Part II, Item 8 for further discussion.
We have a liability for sale of future royalties which consists of the current balance of estimated contingent milestone and royalty payments under the BVF agreement. See Note 16, Fair value measurements, in Part II, Item 8 for further discussion.
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

While our significant accounting policies are described in the notes to our Consolidated Financial Statements, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's significant judgments and estimates.
Revenue Recognition
As part of the accounting for contracts with customers, we develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract.
In the first quarter 2024, we entered into the Third Gilead Collaboration Agreement Amendment, which we determined was a change in scope and price of the original contract and we accounted for this contract modification as both a modification of the existing contract and the creation of a new contract. (See Note 5, Revenues, in Part II, Item 8 for further discussion). We determined the standalone selling price of certain performance obligations and allocated the total transaction price to each performance obligation on a relative standalone selling price basis. The estimation of the standalone selling price included estimates for forecasted costs, development timelines, discount rates, and probabilities of technical and regulatory success.
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
A hypothetical 10% change in the updated standalone selling prices or the updated measure of progress as of the modification date related to Third Gilead Collaboration Agreement Amendment would have changed the cumulative catch-up to revenue recognized during the current year to date period by as much as $3 million or $32 million, respectively.
Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 2 to our Consolidated Financial Statements in Item 8 for a discussion of recently adopted accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks that may result from changes in interest rates and foreign currency exchange rates.
Interest Rate Risk
Investments in marketable securities
As of December 31, 2024 and 2023, we had cash, cash equivalents and marketable securities of $992 million, and $866 million, respectively. This consisted of interest-bearing money market accounts and investments in corporate notes and U.S. government securities, which create an exposure to interest rate risk. A hypothetical 100 basis point increase in interest rates as of December 31, 2024 and 2023 would not have resulted in a material effect on the fair market value of our cash, cash equivalents and marketable securities. In addition, a hypothetical 100 basis point decrease in interest rates as of December 31, 2024 and 2023 would not result in a material effect on income in the respective ensuing year.
Long-term debt
As of December 31, 2024, we had outstanding debt with a carrying value of $48 million bearing interest at a rate equal to the greater of (i) 10.45% or (ii) the prime rate plus 1.95%. A hypothetical 100 basis point increase in the prime rate compared to December 31, 2024 would not have resulted in a material effect on the fair market value of our debt. In addition, a hypothetical 100 basis point increase in the prime rate compared to December 31, 2024 would not result in material impact to our income in the respective ensuing year.
Foreign Currency Exchange Risk
We do not have any foreign currency forward or cross currency swap contracts. We are exposed to foreign currency exchange rate risk inherent in our contracts with research institutions, CROs, and contract manufacturing organizations as certain services are performed by them outside the U.S. and billed in other currencies. A hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates as of December 31, 2024 and 2023, respectively would not result in material impact to our financial position or income in the respective ensuing year.

Item 8. Financial Statements and Supplementary Data
ARCUS BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arcus Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arcus Biosciences, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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

Accounting for agreements with Gilead Sciences, Inc.

Description of the Matter
As described in Notes 3 and 5 to the consolidated financial statements, the Company has ongoing Option, License and Collaboration Agreements with Gilead Sciences, Inc., a related party, referred to as the “Gilead Agreements”, which resulted in the recognition of $243 million of revenue for the year ended December 31, 2024 and $319 million of deferred revenue at December 31, 2024. Of the revenue recognized under the Gilead Agreements in 2024, $215 million related to amounts recognized as revenue when services are performed, based on the level of effort expended in a given period in relation to the total effort expected to be incurred to satisfy the applicable performance obligation. Management periodically updates its estimates of the total effort expected to be incurred to satisfy such performance obligations, with any changes in estimate potentially changing the amount of revenue previously recognized and/or the amount to be recognized in future periods.
Auditing the Company’s process for estimating the total effort expected to be incurred to satisfy such performance obligations is complex due to the significant judgment applied by the Company in determining the total effort.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls addressing the risks of material misstatement relating to the Company’s process for estimating the total effort expected to be incurred to satisfy the identified performance obligations pursuant to the Gilead Agreements.
Our audit procedures included, among others, obtaining and reading applicable board and committee meeting minutes, inquiring of research and development personnel, including program managers, and testing the completeness and accuracy of the data used by management to estimate the total effort expected to be incurred to satisfy the identified performance obligations pursuant to the Gilead Agreements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
San Mateo, California
February 25, 2025

ARCUS BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
License and development service revenue (Includes $207, $75 and $74 from a related party)	$222	$80	$74
Other collaboration revenue (Includes $36, $37 and $33 from a related party)	36	37	38
Total revenues	258	117	112

Operating expenses:
Research and development (Includes $39, $110 and $132 of net recoveries from a related party)	448	340	288
General and administrative (Includes ($2), $— and $1 of net recoveries from (payments to) a related party)	120	117	104
Impairment of long-lived assets (see Note 14, Leases)	20	—	—
Total operating expenses	588	457	392

Loss from operations	(330)	(340)	(280)

Non-operating income (expense):
Interest and other income, net	52	41	16
Interest expense	(4)	(2)	(2)
Total non-operating income, net	48	39	14

Loss before income taxes	(282)	(301)	(266)

Income tax expense	(1)	(6)	(1)

Net loss	$(283)	$(307)	$(267)

Net loss per share:
Basic and diluted	$(3.14)	$(4.15)	$(3.71)

Shares used to compute net loss per share:
Basic and diluted	90.1	74.0	72.0
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(283)	$(307)	$(267)

Other comprehensive income (loss)	—	7	(6)

Comprehensive loss	$(283)	$(300)	$(273)
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023
(In millions, except per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$150	$127
Marketable securities	828	632
Receivable from collaboration partners ($6 and $20 from a related party)	20	38
Prepaid expenses and other current assets	18	34
Total current assets	1,016	831

Long-term marketable securities	14	107
Property and equipment, net	47	51
Other noncurrent assets ($— and $6 from a related party)	73	106
Total assets	$1,150	$1,095

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18	$17
Deferred revenue ($85 and $84 to a related party)	85	91
Other current liabilities	123	76
Total current liabilities	226	184

Deferred revenue, noncurrent ($234 and $291 to a related party)	234	307
Long-term debt	48	—
Other noncurrent liabilities	157	142

Commitments (Note 17)

Stockholders’ equity:
Common stock and additional paid-in capital: $0.0001 par value per share; 400.0 shares authorized; 92.2 shares in 2024 and 75.5 shares in 2023 issued and outstanding	1,617	1,311
Accumulated deficit	(1,132)	(849)
Total stockholders’ equity	485	462
Total liabilities and stockholders’ equity	$1,150	$1,095
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2024, 2023 and 2022
(In millions)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2021	70.8	$1,118	$(275)	$(1)	$842
Issuance of common stock in connection with our equity award programs	2.1	23	—	—	23
Stock-based compensation	—	65	—	—	65
Other comprehensive loss	—	—	—	(6)	(6)
Net loss	—	—	(267)	—	(267)
Balance at December 31, 2022	72.9	1,206	(542)	(7)	657
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 15, Stockholders' Equity)	1.2	25	—	—	25
Issuance of common stock in connection with our equity award programs	1.4	7	—	—	7
Stock-based compensation	—	73	—	—	73
Other comprehensive income	—	—	—	7	7
Net loss	—	—	(307)	—	(307)
Balance at December 31, 2023	75.5	1,311	(849)	—	462
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 15, Stockholders' Equity)	15.2	228	—	—	228
Issuance of common stock in connection with our equity award programs	1.5	2	—	—	2
Stock-based compensation	—	76	—	—	76
Net loss	—	—	(283)	—	(283)
Balance at December 31, 2024	92.2	$1,617	$(1,132)	$—	$485
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net loss	$(283)	$(307)	$(267)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	76	73	65
Depreciation and amortization	10	8	6
Noncash lease expense	7	8	8
Impairment on right-of use assets	20	—	—
Amortization of discounts on marketable securities	(25)	(19)	—
Other items, net	3	2	3
Changes in operating assets and liabilities:
Receivable from collaboration partners ($14, $19 and $704 from a related party)	28	15	704
Other assets ($6, ($4) and ($2) from a related party)	22	(14)	2
Accounts payable	3	(1)	8
Deferred revenue (($56), ($77) and ($107) to a related party)	(56)	(68)	(112)
Other liabilities	25	(3)	21
Net cash provided by (used in) operating activities	(170)	(306)	438

Cash flow from investing activities
Purchases of marketable securities	(1,043)	(788)	(1,241)
Proceeds from maturities of marketable securities	929	982	694
Proceeds from sales of marketable securities	36	24	143
Purchases of property and equipment	(6)	(24)	(6)
Other items, net	—	—	(3)
Net cash provided by (used in) investing activities	(84)	194	(413)

Cash flow from financing activities
Proceeds from issuance of common stock ($228, $20 and $— from a related party), net	228	25	—
Proceeds from debt issuances, net	47	—	—
Proceeds from issuance of common stock pursuant to equity award plans	9	8	23
Payments of employee taxes related to net settlement of equity awards	(7)	—	—
Proceeds from sale of future royalties	—	—	10
Net cash provided by financing activities	277	33	33
Net increase (decrease) in cash, cash equivalents and restricted cash	23	(79)	58
Cash, cash equivalents and restricted cash at beginning of period	130	209	151
Cash, cash equivalents and restricted cash at end of period	$153	$130	$209

Supplemental disclosure of cash flow information
Income taxes paid	$—	$5	$3
Interest paid	$1	$—	$—

Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in Accounts payable and Other current liabilities	$—	$2	$3
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
We operate and manage our business as one reportable and operating segment, which is the business of developing and commercializing highly differentiated therapies that have a meaningful impact on patients. See Note 18, Segments of business, for more information.
Liquidity and Capital Resources
As of December 31, 2024, we had cash, cash equivalents and marketable securities of $992 million, which we believe will be sufficient to fund our planned operations for a period of at least twelve months following the date of filing of this Annual Report. See Note 19, Subsequent events, for additional information on stock issuances that occurred in February 2025.
Note 2. Summary of significant accounting policies
Basis of Presentation
The Consolidated Financial Statements, which include the accounts of Arcus as well as its wholly owned subsidiaries, have been prepared in accordance with U.S. GAAP and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. All intercompany transactions and balances have been eliminated in consolidation.
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
We currently do not have product sales and our revenues are derived from research, collaboration and license arrangements with strategic partners. Such arrangements may require us to deliver various rights, services and/or goods, including intellectual property rights/licenses, R&D services, manufacturing services and/or commercialization services. The underlying terms of these arrangements may generally include consideration to Arcus in the form of one or more of the following: (i) nonrefundable, up-front license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) fees attributable to options to intellectual property; and (v) profit sharing.
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

Net payment or reimbursement of R&D costs is recognized when the obligations are incurred and as we become entitled to the cost recovery. See Note 4, License and collaboration agreements, for more information.
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
General and Administrative Expenses
G&A expenses relate to: finance; human resources; legal and other administrative activities which consist primarily of salaries, benefits and other staff-related costs; facilities and overhead costs; legal expenses; and other general and administrative costs. G&A expenses also include cost recoveries associated with collaborative R&D arrangements.
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
Marketable Securities
We consider our interest-bearing securities investment portfolio as available-for-sale, and accordingly, these investments are recorded at fair value, with unrealized gains and losses recorded in Accumulated Other Comprehensive Income. See Note 10, Cash, cash equivalents and marketable securities, and Note 16, Fair value measurements, for more information.
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

Leases
We determine whether an arrangement is or contains a lease at contract inception. Operating lease right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term, which is the non-cancelable period stated in the contract adjusted for any options to extend or terminate when it is reasonably certain that we will exercise that option. Right-of-use assets are adjusted for prepaid lease payments, lease incentives and initial direct costs incurred. Operating lease expense for the minimum lease payments is recognized on a straight-line basis over the lease term and includes both lease and non-lease components due to our election account for these components as a single lease component. When our operating leases do not provide an implicit interest rate, we generally utilize our incremental borrowing rate, based on the information available at the commencement date to determine the lease liability. We do not recognize the right-of-use assets and liabilities for leases with lease terms of one year or less with payments recognized as operating expenses on a straight-line basis over the lease term.
We sublease parts of our facilities to third parties and recognize sublease income on a straight-line basis over the sublease term. We evaluate the underlying assets for impairment at sublease inception.
See Note 14, Leases, for more information.
Fair Value of Financial Instruments
We apply fair value accounting for all financial and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risks. See Note 16, Fair value measurements, for more information.
Other Significant Accounting Policies
Our other significant accounting policies are described in the remaining appropriate notes to the Consolidated Financial Statements.
Recent Accounting Pronouncements
Adopted in the Current Period
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 — Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures. This ASU expands segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The additional disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. Early adoption is permitted, and the standard requires retrospective application to all prior period presented. There was no impact on our reportable segments identified and additional required disclosures have been included in Note 18.
Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03 — Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses. This ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. We plan to adopt this guidance beginning with our 2027 Annual Report to be filed in early 2028 and all quarterly and Annual Reports thereafter. We expect the adoption of this standard to result in increased disclosures in our Notes to Consolidated Financial Statements.
Note 3. Related party - Gilead Sciences, Inc.
In 2020, we and Gilead entered into the Gilead Collaboration Agreement, the Stock Purchase Agreement, and the Investor Rights Agreement.
The Gilead Collaboration Agreement was amended in 2021, in 2023, in the first quarter 2024 and in the second quarter 2024 (the "Fourth Gilead Collaboration Agreement Amendment").
The Stock Purchase Agreement was amended in 2021, in 2023, and was amended and restated in the first quarter 2024.

The Investor Rights Agreement was amended in 2022 and was amended and restated in the first quarter 2024.
We refer to these agreements collectively as the Gilead Agreements.
Stock Purchase and Investor Rights Agreements
In 2020, under the Stock Purchase Agreement, Gilead purchased 6.0 million shares of our common stock for total gross proceeds of $200 million, of which $91 million was determined to be a premium on the purchase of common stock and allocated to the performance obligations created by the Gilead Collaboration Agreement as deferred revenue, see Note 5, Revenues, for more information.
In 2021, under the First Stock Purchase Agreement Amendment, Gilead purchased 5.7 million shares of our common stock for total gross proceeds of $220 million.
In 2023, under the Second Stock Purchase Agreement Amendment, Gilead purchased 1.0 million shares of our common stock for total gross proceeds of $20 million.
In 2024, under the Third Stock Purchase Agreement Amendment, Gilead purchased 15.2 million shares of our common stock for total gross proceeds of $320 million, of which $87 million was determined to be a premium on the purchase of common stock and allocated to the performance obligations created by the Third Gilead Collaboration Agreement Amendment as deferred revenue, see Note 5, Revenues, for more information.
Gilead has the right under the Stock Purchase Agreement and the related amendments to purchase, at its option until July 2025, up to a maximum of 35% of the Company’s then-outstanding voting common stock, at a purchase price equal to the greater of a 20% premium to market (based on a trailing five-day average closing price at option exercise) or the $33.54 initial purchase price. Based on the value of our common stock at each contract closing, the right to purchase additional shares had no value. Under the Investor Rights Agreement entered into in 2020 and subsequent amendments, Gilead has: the right to designate three members of our board of directors; registration rights for shares that it purchases; and pro rata participation rights in certain future financings. Gilead has exercised its rights to appoint all three board members and we have registered all shares purchased to date.
As of December 31, 2024, Gilead held approximately 32.6% of our outstanding common stock arising from purchases in our 2020 public offering and purchases under the Stock Purchase Agreement and the related amendments. See Note 19, Subsequent events, for additional information regarding our February 2025 common stock offering.
Collaboration Agreements
In 2020, we entered into the Gilead Collaboration Agreement, which gave Gilead an exclusive license to develop and commercialize zimberelimab (the anti PD-1 program) in certain markets and time-limited options to acquire exclusive licenses to develop and commercialize any of our then-current and future clinical programs arising during the 10-year collaboration term, contingent upon $100 million option continuation payments payable on each of the second, fourth, sixth and eighth anniversaries of the agreement. Upon closing of the transaction in 2020, Gilead made an upfront payment of $175 million.
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
In 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities. We will receive an upfront payment of $17.5 million for each initiated program and Gilead will have an option to license each program at two separate, prespecified time points. For the first two research programs, Gilead has the right, on a program-by-program basis, either (i) to exercise its option upon our completion of certain IND-enabling activities for an option payment of $45 million or (ii) to extend its option and exercise it following the achievement of a clinical development milestone for an option payment of $150 million. If Gilead exercises its option at the earlier time point for the first two programs, we would be eligible to receive up to $375 million in regulatory and commercial milestone payments as well as tiered royalties for each optioned program. For any other program option exercise by Gilead, the parties would have rights to co-develop and share global development costs and to co-commercialize and share profits in the U.S. for that program. We received a total upfront payment of $35 million for an initial two research programs in 2023. Gilead's options to the other two research programs, expire unless the programs are selected prior to May 2025, as amended under the Fourth Gilead Collaboration Agreement Amendment.
In the first quarter 2024, we entered into the Third Gilead Collaboration Agreement Amendment. The Third Gilead Collaboration Agreement Amendment, among other things, (i) requires Gilead to pay the $100 million option continuation payment due on the fourth anniversary of the Gilead Collaboration Agreement, which was received in the third quarter 2024 (ii) provides that we will operationalize and fund the Phase 3 PRISM-1 study evaluating quemliclustat in pancreatic cancer subject to Gilead's right to reinstate the study as part of the parties' joint development activities upon regulatory approval, (iii) provides that we will solely fund our share of PACIFIC-8, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program in the first quarter of 2026, and (iv) provides that we will fund certain other activities. All other terms of the existing collaboration agreements, remain unchanged.
As of December 31, 2024, Gilead has licenses to domvanalimab, AB308, etrumadenant, quemliclustat and zimberelimab. In February 2025, Gilead's time-limited exclusive option rights to our HIF-2α program (including casdatifan) expired.
For the years ended December 31, 2024, 2023 and 2022; we recognized revenue under the Gilead Agreements of $243 million, $112 million and $107 million, respectively and net reimbursements from Gilead recognized as reductions in R&D expense of $39 million, $110 million and $132 million, respectively. For the years ended December 31, 2024 and 2022, respectively, we recognized net payments to Gilead in G&A expense of $2 million and net reimbursements from Gilead as reductions in G&A expense of $1 million.
At December 31, 2024 and 2023, we had a net receivable of $6 million and $20 million, respectively, recorded in Receivable from collaboration partners on our Consolidated Balance Sheets. At December 31, 2023, we had $6 million recorded in Other noncurrent assets on our Consolidated Balance Sheets.
For a more detailed discussion on revenues recognized under the Gilead Agreements, see Note 5, Revenues, for more information.

Note 4. License and collaborations
We enter into licensing agreements, strategic collaborations and other similar arrangements with third parties for the development and commercialization of certain investigational products. These arrangements: may be collaborative and involve two or more parties who are active participants in the operating activities of the collaboration and are exposed to significant risks and rewards depending on the commercial success of the activities; are performed with no guarantee of either technological or commercial success; and are each unique in nature. Such arrangements may include: non-refundable upfront payments; payments for options to acquire certain rights; potential development and regulatory milestone payments and/or sales-based milestone payments; royalty payments; revenue or profit-sharing arrangements; expense reimbursements; and cost-sharing arrangements. See Note 2, Summary of significant accounting policies, for additional discussion of how revenues are recognized under these types of arrangements.
Operating expenses for costs incurred pursuant to these arrangements are reported in their respective expense line items in the Consolidated Statements of Operations, net of any payments due to or reimbursements due from our collaboration partners, with such reimbursements being recognized at the time the party becomes obligated to pay. Our significant arrangements are discussed below.
Gilead Collaboration
See Note 3, Related party - Gilead Sciences, Inc., for more information.
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
As of December 31, 2024, Taiho has licenses for the Taiho Territory to (i) etrumadenant (the adenosine receptor antagonist program); (ii) zimberelimab (the anti PD-1 program); (iii) domvanalimab and AB308 (the anti-TIGIT program); and (iv) quemliclustat (the CD73 program), for which Taiho exercised its option and made an option payment of $15 million in the third quarter 2024.
During 2022, Taiho opted to participate in two global Phase 3 trials of domvanalimab and zimberelimab combinations, STAR-121 and STAR-221, and became obligated to reimburse us for their portion of the global study costs, and to make milestone payments contingent upon successfully satisfying the related clinical milestones. During the year ended December 31, 2023, the clinical milestones for domvanalimab and zimberelimab for the STAR-221 study were met and Taiho became obligated to pay us $28 million which has been fully received. In the first quarter 2024, the clinical milestones for domvanalimab and zimberelimab for the STAR-121 study were met and Taiho became obligated to pay us $26 million, of which $16 million was received in the first quarter 2024. The remaining $10 million was received in January 2025. Due to the nature of this arrangement, these clinical milestones were determined to be advance cost sharing payments for a portion of the global study R&D costs under the collaboration and are deferred and recognized as a reduction in R&D expense as the related global studies are performed, calculated as an estimated percentage of completion based on the estimated total effort for the programs.
In October 2024, Taiho opted to participate in the global Phase 3 trial of quemliclustat, PRISM-1, and became obligated to reimburse us for their portion of the global study costs and in February 2025, Taiho dosed their first patient in Japan for PRISM-1, and became obligated to make milestone payments totaling $19 million.
For the years ended December 31, 2024, 2023 and 2022, we recognized revenue of $15 million, $5 million and $5 million, respectively. For the years ended December 31, 2024 and 2023 we recognized net reimbursements from Taiho of $28 million and $8 million, respectively, recognized as a reduction in R&D expense under this arrangement. At December 31, 2024 and 2023, we had $14 million and $18 million, respectively, related to this arrangement recorded in Receivable from collaboration partners on our Consolidated Balance Sheets. At December 31, 2024, we had liabilities of

$36 million related to certain advance cost sharing payments under this arrangement recorded in Other liabilities, allocated between current and noncurrent based on the expected timing of future recognition.
AstraZeneca Collaboration
In 2020, we entered into a collaboration with AstraZeneca to evaluate domvanalimab, our investigational anti-TIGIT antibody, in combination with AstraZeneca’s durvalumab in a registrational Phase 3 clinical trial in patients with unresectable Stage 3 NSCLC, known as the PACIFIC-8 trial. The terms of this agreement were amended in the first quarter 2024. Under the collaboration, as amended, each company will retain existing rights to their respective molecules and any future commercial economics. AstraZeneca will conduct the trial, and each company will supply their respective investigational product to support the trial. We may incur milestones of up to $24 million upon the achievement of certain clinical trial progress milestones or under certain circumstances if the agreement is terminated early and we will reimburse AstraZeneca annually for a portion of the trial costs. The portion of the costs that we consider to be unavoidable are accrued as incurred and milestones that are deemed probable of occurring are accrued in advance of the achievement of the milestone.
Prior to January 2024, the PACIFIC-8 trial formed part of the Arcus and Gilead joint development program for domvanalimab and our portion of the trial costs were shared with Gilead. At December 31, 2023, we had recognized amounts due from Gilead for these shared costs of $6 million, recorded in Other noncurrent assets on our Consolidated Balance Sheet. Under the Third Gilead Collaboration Agreement Amendment, we agreed to solely fund our share of PACIFIC-8, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program in the first quarter of 2026. For the year ended December 31, 2024, we incurred $6 million of R&D expense reflecting our additional share of incurred costs to date.
In October 2024, we entered into a clinical collaboration with AstraZeneca to evaluate casdatifan, our investigational HIF-2α inhibitor, in combination with volrustomig, AstraZeneca’s investigational PD-1/CTLA-4 bispecific antibody, in IO-naive patients with ccRCC. AstraZeneca will operationalize the study. Under the collaboration, each company will retain existing rights to their respective molecules and any future commercial economics. AstraZeneca will conduct the trial, and each company will supply their respective investigational product to support the phase 1b trial.
For the years ended December 31, 2024, 2023, and 2022, we recognized as R&D expense $14 million, $6 million, and $4 million, respectively, under this arrangement. At December 31, 2024, we have recognized a total liability of $26 million related to our obligation to AstraZeneca, recorded in Other current liabilities and Other noncurrent liabilities on our Consolidated Balance Sheets based on the expected timing of payment. At December 31, 2023, we have recognized a liability of $11 million, which is recorded in Other noncurrent liabilities on our Consolidated Balance Sheets.
WuXi Biologics License – anti-PD-1
In 2017, we entered into an agreement with WuXi Biologics which, as amended, provides us with exclusive rights to (i) develop, use and manufacture products that include an anti-PD-1 antibody, including zimberelimab, worldwide and (ii) commercialize any such products worldwide, except in Greater China. Under this agreement, as of December 31, 2024 we may incur (i) regulatory milestone payments of up to $50 million for zimberelimab, and commercialization milestone payments of up to $375 million, (ii) tiered royalties that range from the high single-digits to low teens on net sales of the licensed products and (iii) fees related to any sublicenses.
For the years ended December 31, 2024, 2023, and 2022, we did not have any milestones or royalties due under this arrangement.
WuXi Biologics License – anti-CD39
In 2020, we entered into an agreement with WuXi Biologics, under which we obtained the exclusive worldwide license to develop and commercialize anti-CD39 antibodies discovered under this arrangement. As of December 31, 2024 we may incur additional clinical and regulatory milestone payments of up to $14 million and royalty payments in the low single digits on net sales of the licensed products under this agreement.
For the years ended December 31, 2023 and 2022, we incurred development milestones of $1 million and $2 million, respectively, related to this agreement, which were recognized as R&D expense.
Abmuno License
In 2016, we entered into an agreement with Abmuno, under which we obtained the exclusive worldwide license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. Under this agreement, as of December 31, 2024 we may incur additional clinical, regulatory and commercialization milestone payments of up to $88 million.

For the year ended December 31, 2022, we incurred development milestones of $5 million related to this agreement, which were recorded as R&D expense.
Note 5. Revenues
The following table summarizes our revenues by collaboration, category of revenue, and the method of recognition (in millions):

			Year Ended December 31,
	Over time	Point in time	2024	2023	2022
Gilead Collaboration
License and R&D services	*		$207	$75	$74
R&D services	*		8	4	—
Access rights	*		28	33	33
Taiho Collaboration
License revenue		*	15	—	—
Other	*		—	5	5
Total revenues			$258	$117	$112

Total revenues from collaborations			$207	$80	$74
Total revenues from a customer			$51	$37	$38
Revenues from Gilead accounted for 94%, 96% and 96% of Total revenues for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table summarizes the revenue recognized as a result of changes in the deferred revenue balance (in millions):

	Year Ended December 31,
	2024	2023	2022
Revenue recognized from amounts in deferred revenue at the beginning of the period	$243	$108	$112
We had $319 million and $398 million of deferred revenue remaining on our Consolidated Balance Sheets at December 31, 2024 and 2023, respectively, allocated between current and noncurrent based on the expected timing of future recognition.
Revenue from the Gilead Collaboration
In January 2024, we entered into the Third Gilead Collaboration Agreement Amendment, which we determined was a change in scope and price of the original contract and we accounted for this contract modification as both a modification of the existing contract and the creation of a new contract. Under the applicable accounting rules for such contract modifications, we did not adjust the accounting for completed performance obligations that were distinct from the modified goods or services. However, we adjusted revenue previously recognized to reflect the effect of the contract modification due to the updated estimated transaction price allocated to the partially satisfied performance obligations and the updated measure of progress as of the modification date. Accordingly, we allocated the transaction price to the remaining performance obligations (both from the existing contract and the modification) and recognized a cumulative catch-up to revenue of $107 million based on the updated transaction price and measure of progress for the partially satisfied performance obligations. This cumulative catch-up reduced net loss per share, basic and diluted, in the year ended December 31, 2024 by $1.19, see Note 3, Related party - Gilead Sciences, Inc., for more information.

The following table summarizes the transaction price (in millions):

Transaction price	Amount
Premium from Third Stock Purchase Agreement Amendment	$87
Option continuation payment received in the third quarter of 2024	100
Deferred revenue as of January 2024	335
Total transaction price	$522
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
Effective December 2021, under the First Gilead Collaboration Agreement Amendment, Gilead exercised the option and obtained an exclusive license to etrumadenant and we were also obligated to perform further R&D services for Gilead related to etrumadenant. We determined that the license and R&D services were combined at the inception of the agreement based on an evaluation of the delivery of the license, due to the early stage of the technology and the specialized nature of our know-how. We determined the standalone selling price of the license using a discounted cash flow method and the R&D services using an expected cost-plus margin approach. We recognize the amounts allocated to the combined license and services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program. Prior to the closing of the Third Gilead Collaboration Agreement Amendment, we had $129 million of deferred revenue on our Consolidated Balance Sheet related to this performance obligation.
Effective January 2024, under the Third Gilead Collaboration Agreement Amendment, this performance obligation was partially satisfied and there were no changes to the scope of the related R&D service obligation as a result of the amendment. We allocated the updated transaction price to this performance obligation based on the standalone selling price and adjusted revenue based on an updated measure of progress, which resulted in a cumulative catch-up of revenue of $14 million.
We recognized $47 million, $52 million, and $34 million in the years ended December 31, 2024, 2023 and 2022, respectively, within License and development services revenue in our Consolidated Statements of Operations. At December 31, 2024 and 2023, we had $166 million and $133 million, respectively, of deferred revenue remaining on our Consolidated Balance Sheet related to this performance obligation.

Quemliclustat – License and R&D Services
Under the Gilead Collaboration Agreement, Gilead obtained an option to the exclusive rights to our CD73 program, quemliclustat, in exchange for an option payment of $200 million, if exercised.
Effective December 2021, under the First Gilead Collaboration Agreement Amendment, Gilead exercised the option and obtained an exclusive license to quemliclustat and we were also obligated to perform further R&D services for Gilead related to quemliclustat. We determined that the license and R&D services were combined at the inception of the agreement based on an evaluation of the delivery of the license, due to the early stage of the technology and the specialized nature of our know-how. We determined the standalone selling price of the license using a discounted cash flow method and the R&D services using an expected cost-plus margin approach. We recognize the amounts allocated to the combined license and services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program. Prior to the closing of the Third Gilead Collaboration Agreement Amendment, we had $130 million of deferred revenue on our Consolidated Balance Sheet related to this performance obligation.
Effective January 2024, under the Third Gilead Collaboration Agreement Amendment, this performance obligation was partially satisfied and there was a reduction to the scope of the related R&D service obligation as a result of the amendment. Specifically, the amendment provides that we will independently initiate, operationalize and fund a Phase 3 study to evaluate quemliclustat in pancreatic cancer, which reduces our estimated obligation to perform further R&D services for Gilead related to quemliclustat under the collaboration. We allocated the updated transaction price to this performance obligation based on the standalone selling price and adjusted revenue based on an updated measure of progress which resulted in cumulative catch-up of revenue of $88 million.
We recognized $147 million, $17 million, and $26 million in the years ended December 31, 2024, 2023 and 2022, respectively, within License and development service revenue in our Consolidated Statements of Operations. At December 31, 2024 and 2023, we had $23 million and $132 million, respectively, of deferred revenue remaining on our Consolidated Balance Sheet related to this performance obligation.
Domvanalimab – R&D Services
Under the First Gilead Collaboration Agreement Amendment, we determined that we retain a separate performance obligation to perform further R&D services for Gilead related to domvanalimab. The standalone selling price of this obligation was determined using an expected cost-plus margin approach. We recognize the amounts allocated to these services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program. Prior to the closing of the Third Gilead Collaboration Agreement Amendment, we had $25 million of deferred revenue on our Consolidated Balance Sheet related to this performance obligation.
Effective January 2024, under the Third Gilead Collaboration Agreement Amendment, this performance obligation was partially satisfied and there were no significant changes to the scope of this obligation as a result of the amendment. We allocated the updated transaction price to this performance obligation based on the standalone selling price and adjusted revenue based on an updated measure of progress which resulted in cumulative catch-up of revenue of $5 million.
We recognized $13 million, $5 million, and $5 million in the years ended December 31, 2024, 2023, and 2022, respectively, within License and development services revenue in our Consolidated Statements of Operations. At December 31, 2024 and 2023, we had $21 million and $25 million, respectively, of deferred revenue remaining on our Consolidated Balance Sheet related to this performance obligation.
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
We recognized $1 million and $9 million for R&D and commercialization services in the years ended December 31, 2023 and 2022, respectively, within License and development service revenue in our Consolidated Statements of Operations. At December 31, 2023, the performance obligation was fully satisfied and all revenue has been recognized.

Access Rights and Option Continuation Periods
Under the First Gilead Collaboration Agreement Amendment, Gilead has exclusive access to our current programs as well as the future programs for a period of ten years, contingent upon option continuation payments totaling $300 million, consisting of a $100 million payment on each of the fourth, sixth, and eighth anniversaries of the Gilead Collaboration Agreement. Prior to the closing of the Third Gilead Collaboration Agreement Amendment, we had $51 million of deferred revenue on our Consolidated Balance Sheet related to these performance obligations.
Effective January 2024, under the Third Gilead Collaboration Agreement Amendment, Gilead agreed to pay the $100 million option continuation payment due on the fourth anniversary of the Gilead Collaboration Agreement, which occurred and was received in the third quarter of 2024, and we included this payment in the transaction price. By exercising this right Gilead’s exclusive access to our current programs as well as any future programs is extended to 2026. We determined that as of the closing date in January 2024, Gilead is not obligated to make the remaining contingent payments totaling $200 million due on the sixth and eighth anniversaries of the Gilead Collaboration Agreement and accordingly, we have excluded these payments from the transaction price. Failure to pay the non-obligatory option continuation payments will result in Gilead’s loss of certain rights to access and obtain licenses to the programs arising from our R&D pipeline.
The standalone selling price of the ongoing R&D pipeline access and the option continuation material rights were determined using an expected cost-plus margin approach, with the option continuation material rights probability-adjusted for the likelihood of exercise. We use a time-elapsed input method to measure progress toward satisfying the access rights performance obligation, which is the method we believe most faithfully depicts the Company's performance in transferring the promised services during the time period in which Gilead has access to our R&D pipeline. Accordingly, the revenue allocated to the initial four-year access rights performance obligation is being recognized using this input method over the remaining period through July 2024, and for the access rights continuation, over the two-year period commencing July 2024. For the remaining access rights option continuation periods commencing on the sixth, and eighth, anniversaries of the agreement, if Gilead elects to exercise their option, we will recognize the revenue allocated to that option together with the $100 million continuation payment over the new minimum access period or immediately if the option lapses.
We recognized $28 million, $33 million, and $33 million in the years ended December 31, 2024, 2023, and 2022, respectively, within Other collaboration revenue in our Consolidated Statements of Operations. At December 31, 2024 and 2023, we had $52 million and $54 million, respectively, of deferred revenue on our Consolidated Balance Sheet related to these performance obligations.
Rights to Certain Studies
Effective January 2024, under the Third Gilead Collaboration Agreement Amendment, we will solely fund certain studies, but Gilead retains exclusive rights to reinstate into the collaboration each study at specified time-points for a payment. We have determined that these are material rights and we estimated the standalone selling price of these performance obligations using a discounted cash flow method probability-adjusted for the likelihood of exercise. We will recognize the amount allocated to each right if and when the related study is reinstated into the parties' co-development plans or if the option lapses.
At December 31, 2024, we had $34 million of deferred revenue remaining on our Consolidated Balance Sheet related to these performance obligations.
Inflammation Programs - R&D Services
In addition to the amendments noted above, in May 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities, see Note 3, Related party - Gilead Sciences, Inc., for more information. In 2023, we received a total upfront payment of $35 million for an initial two jointly selected research-stage programs. We determined that the Second Gilead Collaboration Agreement Amendment represented a separate contract and, at the amendment closing date, we allocated the transaction price of $35 million to the performance obligations created as of the date of this amendment.
The following table summarizes the allocation of the transaction price to the performance obligations (in millions):

Allocation to performance obligations	Distinct	Amount
Inflammation target 1 - R&D services	*	$18
Inflammation target 2 - R&D services	*	17
Total allocated transaction price		$35

We determined that we have separate performance obligations to perform R&D services for Gilead related to discovery and early development activities for each research program for which they have made an upfront payment. The standalone selling prices of these obligations were determined using an expected cost-plus margin approach. We recognize the amounts allocated to these services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program. The options to acquire additional licenses or services did not result in additional performance obligations because they did not provide a material right at contract inception, primarily due to the very early stages of the programs.
We recognized revenue of $8 million and $4 million for the years ended December 31, 2024 and 2023, respectively, within Other collaboration revenue in our Consolidated Statements of Operations. At December 31, 2024 and 2023, we had $23 million and $31 million, respectively, of deferred revenue remaining on our Consolidated Balance Sheet related to these performance obligations.
Revenue from the Taiho Collaboration
Quemliclustat - License
In July 2024, Taiho exercised its option under the agreement we entered into in 2017 and obtained an exclusive license for quemliclustat (the CD73 program) for the Taiho Territory for an option payment of $15 million which was received in the third quarter 2024.
We determined that this license was the only performance obligation and we recognized upon delivery the full $15 million of revenue in the year ended December 31, 2024 within License and development services revenue in our Consolidated Statements of Operations.
Capitalized Costs to Obtain Contracts
We incurred $8 million of costs in the first quarter 2024 to obtain the Third Gilead Collaboration Agreement Amendment, Third Stock Purchase Agreement Amendment and the Second Investor Rights Agreement Amendment, which consisted of consultant fees that were payable upon the successful completion of the agreements. We determined that $5 million of these costs were related to the Third Stock Purchase Agreement Amendment which were recognized as offering costs in additional paid-in capital. The remaining costs were combined with $3 million in capitalized costs that remained from the initial Gilead Collaboration Agreement and subsequent amendments, and the total was allocated to the various remaining performance obligations, to be recognized as the underlying performance obligations are satisfied and revenue is recognized.
For the years ended December 31, 2024, 2023, and 2022, we recognized $3 million, $1 million, and $4 million, respectively, of expense in G&A expense. At each of December 31, 2024 and 2023, we had $3 million in capitalized costs to obtain the contracts, allocated between Prepaid expenses and other current assets and Other noncurrent assets in our Consolidated Balance Sheets based on the expected timing of future recognition.
Note 6. Income taxes
Loss before income taxes included the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(283)	$(301)	$(267)
Foreign	1	—	1
Loss before income taxes	$(282)	$(301)	$(266)
The provision for income taxes included the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Current provision:
Federal	$—	$4	$—
State	1	2	1
Total income tax expense	$1	$6	$1

The reconciliation between the federal statutory income tax rate and our effective tax rate was as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	—%	(0.7)%	(0.1)%
Equity investment	4.1%	0.4%	0.9%
Research and development credits	5.4%	5.2%	3.1%
Change in valuation allowance	(28.1)%	(26.3)%	(24.5)%
Stock based compensation	(1.9)%	(2.1)%	0.1%
Non-deductible expenses and other	(0.7)%	0.5%	(0.6)%
Provision for income taxes	(0.2)%	(2.0)%	(0.1)%
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
Significant components of our deferred tax assets and liabilities were as follows (in millions):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Federal and state net operating loss carryforwards	$5	$1
Research and development credits carryforwards	42	26
Stock-based compensation	27	21
Depreciation and amortization	3	3
Deferred revenue	45	66
Lease liability	24	26
Capitalized research and development costs	178	109
Other	6	1
Total deferred tax assets	330	253
Deferred tax liabilities:
Right-of-use assets	(14)	(20)
Total deferred tax liabilities	(14)	(20)
Less valuation allowance	(316)	(233)
Net deferred tax assets (liabilities)	$—	$—
The accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of net deferred tax assets. We considered factors such as our history of operating losses, the nature of our deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible, including amounts that may arise under the collaboration agreements with Gilead and related program opt-ins. As a result of our evaluation of these factors, including the uncertainty that exists with respect to the option fees and milestone payments, we do not believe that it is more likely than not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying Consolidated Balance Sheets. The valuation allowance increased by approximately $83 million for the years ended December 31, 2024 and 2023.
The U.S. enacted the Tax Cuts and Jobs Act in December 2017, which requires companies to capitalize all of their R&D costs for U.S. tax purposes, including software development costs, incurred in tax years beginning after December 21,2021. Beginning in 2022, for tax purposes we began capitalizing and amortizing R&D costs over a five-year period for domestic research and a fifteen-year period for international research rather than expensing these costs immediately.

At December 31, 2024, we have federal net operating losses of $13 million that have no expiration date and research tax credits of approximately $41 million that begin to expire in 2041. We also have state NOLs of approximately $34 million that begin to expire in 2035, and state research tax credits of approximately $20 million that have no expiration date, and foreign research tax credits of approximately $3 million that have no expiration date. Use of the U.S. federal and state NOLs and credit carryforwards may be subject to a substantial annual limitation due to the ownership change provisions of U.S. tax law, as defined in IRC Sections 382 and 383, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before use. We have determined that an ownership change, as defined under IRC Section 382, occurred in previous years. While we do not expect these ownership changes to result in the expiration of net operating loss and credit carryforwards prior to utilization, we are subject to an annual limitation on the use of its tax attributes. The limitation on the use of net operating loss and credit carryforwards could reduce our ability to use a portion of the tax attributes to offset future taxable income.
We have not been audited by the Internal Revenue Service, any state or foreign tax authority. We are subject to taxation in the U.S. and in Australia. Due to net operating loss and research credit carryforwards, all of our tax years, from 2015 to 2024, remain open to U.S. federal and California state tax examinations. In addition, our fiscal years from 2020 to 2024 are open to examination in Australia.
Uncertain Tax Positions
We follow the provisions of FASB Accounting Standards Codification 740-10, Accounting for Uncertainty in Income Taxes, which prescribe a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or are expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the Consolidated Financial Statements. The reserve for unrecognized tax benefits was approximately $19 million and $13 million at December 31, 2024, and 2023, respectively.
Due to the full valuation allowance at December 31, 2024 and 2023, current adjustments to the unrecognized tax benefit will have no impact on our effective income tax rate; any adjustments made after the valuation allowance is released will have an impact on the tax rate.
Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes. There were no material interest or penalties accrued at December 31, 2024 or 2023.
The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Year Ended December 31,
	2024	2023
Beginning balance	$13	$8
Additions for tax positions taken in prior year	1	2
Additions for tax positions taken in current year	5	3
Ending balance	$19	$13
As of December 31, 2024, the total amount of gross unrecognized tax benefits was $19 million, of which, if recognized, none would impact our effective tax rate. We do not anticipate material changes to our uncertain tax positions through the next 12 months.
Note 7. Net loss per share
The computation of basic net loss per share is based on the weighted-average number of our common shares outstanding during the period. The computation of diluted net loss per share is based on the weighted-average number of our common shares and dilutive potential common shares, which primarily include shares that may be issued under our stock option, RSU, and Employee Stock Purchase Plans ("ESPP") (collectively, "dilutive securities") as determined under the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Year Ended December 31,
	2024	2023	2022
Net loss (Numerator):
Net loss	$(283)	$(307)	$(267)
Weighted-average shares (Denominator):
Weighted-average shares for basic and diluted EPS	90.1	74.0	72.0

Net loss per share
Basic and diluted	$(3.14)	$(4.15)	$(3.71)
The following table summarizes potentially dilutive securities excluded from the computation of diluted net loss per share calculations because they would have been antidilutive (in millions):

	At December 31,
	2024	2023	2022
Common stock options issued and outstanding	15.5	13.5	12.0
Restricted stock units issued	2.2	1.5	1.3
Employee Stock Purchase Plan shares	0.3	0.3	0.2
Total potential dilutive securities	18.0	15.3	13.5
We have also excluded the effect of Gilead's right to purchase additional shares of our common stock from the calculation as these rights had no intrinsic value at December 31, 2024, 2023 or 2022.
Note 8. Stock-based compensation
Stock-based compensation expense
The following table reflects the components of stock-based compensation expense recognized in our Consolidated Statements of Operations (in millions):

	Year Ended December 31,
	2024	2023	2022
Research and development	$38	$35	$33
General and administrative	38	38	32
Total stock-based compensation	$76	$73	$65
As of December 31, 2024, unrecognized compensation costs related to non-vested stock option awards and RSUs totaled $54 million and $38 million, respectively, and is expected to be recognized over a weighted average period of 2.3 years and 2.6 years, respectively.
Stock Plans
We grant awards to employees and nonemployees under a series of equity incentive plans (collectively, the "Stock Plans"). Awards under our Stock Plans are made with newly issued shares reserved for this purpose.
2020 Stock Plan
In 2020, we adopted the 2020 Inducement Plan (the "2020 Stock Plan") for the award of stock options and other equity-based awards as an inducement to eligible individuals to enter into employment with us. As of December 31, 2024, there were 2.6 million shares available for grant under this plan.

2015 Stock Plan and 2018 Equity Incentive Plan
In 2015, we adopted the 2015 Stock Plan, which we replaced in 2018 with the 2018 Equity Incentive Plan (the "2018 Equity Incentive Plan"). Any outstanding awards under the 2015 Stock Plan that subsequently expire, lapse unexercised or are forfeited to us are added to the shares reserved for issuance under the 2018 Equity Incentive Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year by a number equal to or the smaller of (i) 3.6 million shares, (ii) 4% of the shares of common stock outstanding on the last business day of the prior fiscal year, or (iii) an amount as determined by the board of directors. As of December 31, 2024, there were 3.7 million shares available for grant under this plan. On January 1, 2025, the number of shares available for issuance under the 2018 Equity Incentive Plan automatically increased by 3.6 million.
Employee Stock Purchase Plan
In 2018, we adopted the 2018 Employee Stock Purchase Plan (the "2018 ESPP"). The 2018 ESPP provides eligible employees with the opportunity to purchase shares of common stock through payroll deductions at a price equal to 85% of the lower of the fair market value per share on the first trading day of the applicable 24-month offering period or on the applicable purchase date. Employees are limited to a maximum purchase limit of 3,000 shares on each purchase date or $25,000 of shares purchased in a calendar year based on the stock price on the first day of the offering period. The 2018 ESPP is intended to constitute an “employee stock purchase plan” under IRC Section 423(b). The 2018 ESPP may be terminated by our board of directors at any time. The number of shares reserved for issuance will automatically increase on January 1 of each year by a number equal to or the smaller of (i) 1.1 million shares, (ii) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year, or (iii) an amount as determined by the board of directors. As of December 31, 2024, there were 2.7 million shares available for purchase under this plan. On January 1, 2025, the number of shares available for purchase under this Plan automatically increased by 0.9 million shares.
Restricted Stock Units
We grant RSUs to our employees and directors under the 2018 Equity Incentive Plan. The RSUs vest annually or quarterly over four years for employees and annually for directors. The following table summarizes information regarding our RSUs for the year ended December 31, 2024:

	Total RSUs (in millions)	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2023	1.5	$25.43
RSUs granted	2.0	$15.55
RSUs vested	(1.1)	$23.64
RSUs forfeited or canceled	(0.2)	$18.36
Nonvested at December 31, 2024	2.2	$18.07
The total fair value of shares at vesting date during the years ended December 31, 2024, 2023 and 2022 was $19 million, $13 million and $12 million, respectively.

Stock Options
The exercise price of stock options is set at the closing price of our common stock on the grant date, and the related number of shares granted is fixed at that point in time. Awards expire 10 years from the date of grant. The following table summarizes information regarding our stock options for the year ended December 31, 2024:

	Shares Subject to Outstanding Options (in millions)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	13.5	$21.31
Options granted	2.8	$15.61
Options exercised	(0.3)	$11.45
Options forfeited or canceled	(0.5)	$25.57
Outstanding at December 31, 2024	15.5	$20.31	6.61	$19
Options vested and expected to vest as of December 31, 2024	15.5	$20.31	6.61	$19
Options exercisable as of December 31, 2024	11.3	$20.47	5.90	$19
During the years ended December 31, 2024, 2023 and 2022, the intrinsic value of shares exercised was $1 million, $3 million, and $26 million, respectively.
Valuation Assumptions for Stock Options and Employee Stock Purchase Plan
We utilize the Black-Scholes pricing model to estimate the fair value of stock options and shares issued under our 2018 ESPP. The following table summarizes the key assumptions used to calculate the fair value and the resulting weighted-average grant date fair value of stock options granted:

	Year Ended December 31,
Stock Options	2024	2023	2022
Weighted average closing price of our common stock on grant date	$15.61	$21.21	$30.37
Risk-free interest rate	3.6% - 4.4%	3.6% - 4.6%	2.4% - 4.0%
Expected term (in years)	6.02	6.02	6.02
Volatility	77.2% - 77.4%	77.7% - 79.1%	76.5% - 79.3%
Dividend yield	—%	—%	—%
Weighted average fair value of stock options granted	$10.91	$14.81	$20.75

Year Ended December 31,
ESPP	2024	2023	2022
Risk-free interest rate	4.1% - 5.4%	4.3% - 5.4%	1.6% - 4.7%
Expected term (in years)	0.5-2	0.5-2	0.5-2
Volatility	59.0% - 70.0%	61.1% - 86.9%	68.9% - 82.5%
Dividend yield	—%	—%	—%
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
Note 9. Defined contribution plan
We have a 401(k) defined contribution plan for all our employees which allows tax-deferred salary deductions. The Company matches, at its discretion, employee contributions. For the years ended December 31, 2024, 2023, and 2022, we made contributions of $3 million, $3 million and $2 million, respectively, to the plan.
Note 10. Cash, cash equivalents and marketable securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the fair value of our cash, cash equivalents and marketable securities, all of which are considered available for sale, by type of securities (in millions):

Types of securities as of December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$120	$—	$—	$120
U.S. treasury securities	251	—	—	251
Corporate securities and commercial paper	592	—	—	592
U.S. government agency securities	5	—	—	5
Certificate of deposit	24	—	—	24
Total cash, cash equivalents and marketable securities	$992	$—	$—	$992

Types of securities as of December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$85	$—	$—	$85
U.S. treasury securities	213	1	(1)	213
Corporate securities and commercial paper	471	—	—	471
U.S. government agency securities	90	—	—	90
Certificate of deposit	7	—	—	7
Total cash, cash equivalents and marketable securities	$866	$1	$(1)	$866
The following table summarizes the fair values of our cash, cash equivalents and marketable securities by location in the Consolidated Balance Sheets and contractual maturity (in millions):

	Contractual Maturity	As of December 31,
Location in Consolidated Balance Sheets		2024	2023
Cash and cash equivalents	—	$150	$127
Marketable securities	Within one year	828	632
Long-term marketable securities	Between one and three years	14	107
Total cash, cash equivalents and marketable securities		$992	$866

Realized gains or losses recognized on the sale of available-for-sale marketable securities were not material for the years ended December 31, 2024, 2023 and 2022. Realized gains and losses are included in Interest and other income, net, in the Consolidated Statements of Operations. The cost of a security sold is determined using the specific-identification method.
We limit the credit risk associated with our investments by placing them with banks and institutions we believe are highly credit worthy and investing in highly rated investments. We held a total of 54 and 105 positions in securities which were in unrealized loss positions as of December 31, 2024 and 2023, respectively. We do not intend to sell our securities with unrealized loss positions and have concluded we will not be required to sell the securities before recovery of the amortized cost for the investment at maturity. No credit related losses have been recognized for any of the periods presented.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets to the total shown in the Consolidated Statements of Cash Flows (in millions):

	As of December 31,
	2024	2023
Cash and cash equivalents	$150	$127
Restricted cash (included in Other noncurrent assets)	3	3
Total cash, cash equivalents and restricted cash	$153	$130
Restricted cash at December 31, 2024 and 2023 represents cash balances held as security in connection with our facility lease agreements.
Note 11. Property and equipment
Property and equipment, net was all located in the U.S. and consisted of the following (in millions):

	Useful Life (in years)	As of December 31,
		2024	2023
Leasehold improvements	5-10	$56	$54
Scientific equipment	5	27	24
Furniture and equipment	3-5	4	3
Construction in progress	—	1	1
Property and equipment, gross		88	82
Less: Accumulated depreciation and amortization		(41)	(31)
Property and equipment, net		$47	$51
Note 12. Consolidated balance sheet components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	As of December 31,
	2024	2023
Prepaid expenses and other assets	$13	$30
Accrued interest receivable	5	4
Total prepaid expenses and other current assets	$18	$34

Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	As of December 31,
	2024	2023
Accrued research and development	$65	$36
Accrued personnel expenses	31	26
Income taxes payable	1	—
Current portion of lease liabilities	12	11
Other	14	3
Total other current liabilities	$123	$76
Note 13. Long-term debt
The following table summarizes our borrowings (in millions):

	As of December 31,
	2024	2023
Long-term debt, non-current (Contractual maturity 2029)	$50	$—
Unamortized discounts and issuance costs	(2)	—
Total long-term debt	$48	$—
On August 27, 2024, we and Hercules entered into a loan and security agreement (the "Hercules Agreement"), under which Hercules agreed to lend us up to $250 million in term loans in various tranches subject to minimum draw requirements for each tranche. Under the terms of this agreement, $50 million was drawn at closing and an additional $100 million is committed and fully available at our sole option in minimum increments of $25 million. A second tranche of $100 million will be available subject to future approval by Hercules.
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
During the year ended December 31, 2024, we recognized $2 million of interest expense at an effective interest rate of 13.39%, including amortization of the debt discount and issuance costs. As of December 31, 2024, we had borrowed $50 million under the Hercules Agreement and had $200 million of additional borrowing capacity, of which $100 million is subject to additional approval by Hercules.
Note 14. Leases
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
Subleases
We subleased approximately 31,000 square feet of our Brisbane office to a third-party which commenced in October 2023. This sublease included a tenant improvement allowance to be paid by us of $9 million, which was fully paid at December 31, 2024. This sublease is non-cancelable and extends through 2028, with the sublessee having options to extend the lease term.
We have also subleased approximately 19,000 square feet of our Brisbane office to a third-party which commenced in December 2024. This sublease is non-cancelable and extends through 2031.
We will receive payments from our subleases of approximately $3 million per year through 2028, which is then reduced to approximately $1 million per year through 2031.
Income from our subleases is recognized on a straight-line basis as reduction of rent expense within G&A. For the year ended December 31, 2024, we recorded gross sublease income totaling $3 million.
Operating leases
At December 31, 2024 and 2023, our lease portfolio had a weighted average remaining term of 7 years and 8 years, respectively, and a weighted average discount rate of 5.2% for both periods.
The following table summarizes information related to our leases, all of which are classified as operating (in millions):

	As of December 31,
Location in Consolidated Balance Sheets	2024	2023
Assets:
Other noncurrent assets - right-of-use assets	$65	$92
Liabilities:
Other current liabilities - net current operating lease liabilities	$12	$11
Other noncurrent liabilities - noncurrent operating lease liabilities	$99	$110
In the first quarter of 2024, we evaluated our plans for a portion of our office space that we expected to sublease, and identified indicators of impairment to certain right-of-use assets associated with the leased space where the asset value was determined to be non-recoverable based upon a discounted cash flow analysis, resulting in an impairment charge of $20 million for the year ended December 31, 2024.
For the years ended December 31, 2024, 2023 and 2022, we incurred lease expense of $17 million, $18 million, and $18 million, respectively. Lease costs include rent expense, which consists primarily of our proportionate share of operating expenses, property taxes, and insurance which we have elected to include in lease costs.

The following table summarizes our cash and non-cash information related to our operating leases (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in measurement of lease liabilities	$17	$15	$11
Cash received from tenant improvement allowances	$—	$9	$8
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$3
Recognition of tenant improvement allowance receivable included in Other current liabilities	$—	$4	$6
The following table summarizes our future minimum lease payments at December 31, 2024 (in millions):

Year Ending December 31,	Operating Leases
2025	$17
2026	18
2027	18
2028	19
2029	19
Thereafter	42
Total undiscounted future minimum lease payments	$133
Less: Imputed interest	(22)
Total present value of lease liabilities	$111
As of December 31, 2024, we have provided deposits for letters of credit totaling $3 million to secure our obligations under our leases, which are included in Other noncurrent assets on the Consolidated Balance Sheets.
Note 15. Stockholders’ equity
Common Stock
We are authorized to issue up to 400.0 million shares of common stock.
Gilead Stock Purchase Agreement
In 2023, under the Second Stock Purchase Agreement, Gilead purchased 1.0 million shares of our common stock at the closing day purchase price of $19.26 per share for total gross proceeds of $20 million.
In 2024, under the Third Stock Purchase Agreement Amendment, Gilead purchased 15.2 million shares of our common stock at a price of $21.00 per share for total gross proceeds of $320 million. Of the $320 million equity investment, $87 million was determined to be a premium on the purchase of common stock and allocated to the performance obligations created by the Third Gilead Collaboration Agreement Amendment, see Note 5, Revenues, for more information. Net proceeds from Gilead's equity investment were $228 million after allocating the premium and deducting direct offering expenses of $5 million.
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
Preferred Stock
We have authorized 10.0 million shares of preferred stock, par value $0.0001. There was no preferred stock outstanding as of December 31, 2024 and 2023.
See Note 19, Subsequent events, for additional information on stock issuances that occurred in February 2025.

Note 16. Fair value measurements
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
The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

Fair value measurement as of December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$120	$—	$—	$120
U.S. treasury securities	—	251	—	251
Corporate securities and commercial paper	—	592	—	592
U.S. government agency obligations	—	5	—	5
Certificate of deposit	—	24	—	24
Total assets measured at fair value	$120	$872	$—	$992

Liabilities
Liability for sale of future royalties	$—	$—	$21	$21
Total liabilities measured at fair value	$—	$—	$21	$21

Fair value measurement as of December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$85	$—	$—	$85
U.S. treasury securities	—	213	—	213
Corporate securities and commercial paper	—	471	—	471
U.S. government agency obligations	—	90	—	90
Certificate of deposit	—	7	—	7
Total assets measured at fair value	$85	$781	$—	$866

Liabilities
Liability for sale of future royalties	$—	$—	$19	$19
Total liabilities measured at fair value	$—	$—	$19	$19

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
During the second quarter of 2023, new preclinical information from our BVF Program led to revised assumptions which decreased the estimated probabilities of success and delayed the projected timing of achieving specified development, regulatory and commercial milestones and commercial sales. These changes in estimates are accounted for prospectively and resulted in a decrease in the imputed effective interest rate on the unamortized portion of the liability to 10.1% commencing with the quarter ended June 30, 2023, compared to 20.6% for the quarters ended March 31, 2023 and prior. The impact of this change on the non-cash interest expense for the year ended December 31, 2024 was not material when compared to the prior year periods. The liability for sale of future royalties is reported in Other noncurrent liabilities in the Consolidated Balance Sheets and changes were as follows (in millions):

	Year Ended December 31
	2024	2023
Beginning balance	$19	$17
Interest accretion	2	2
Ending balance	$21	$19
Long-term debt
As of December 31, 2024, the estimated fair value of our long-term debt approximated the carrying amount. The fair value of the long-term debt was estimated for disclosure purposes only and was determined based on other inputs that are observable, and thus categorized as Level 2 in the fair value hierarchy.
Note 17. Commitments
Long-term debt
We are obligated to make principal loan payments and an end of term charge under the loan and security agreement with Hercules. See Note 13, Long-term debt, for more information.
Standby letters of credit
We have standby letters of credit up to an aggregate of $3 million provided as collateral for our leases. The letters of credit are secured by $3 million in deposits classified as restricted cash and included in Other noncurrent assets on the Consolidated Balance Sheet. At December 31, 2024 the standby letters of credit were not drawn down.
Purchase commitments
We have contractual arrangements with CROs and suppliers. These contracts are generally cancellable on 30 days’ notice and the obligations under these contracts arise as the services are performed.

Indemnification
As permitted under Delaware law and in accordance with our bylaws, we are required to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our directors and officers. We believe the fair value of the indemnification rights and agreements is minimal and accordingly, we have not recorded any liabilities as of December 31, 2024 and 2023.
Note 18. Segments of business
We operate and manage our business as one reportable and operating segment, which is the business of developing and commercializing highly differentiated therapies that have a meaningful impact on patients. Our chief operating decision maker ("CODM") is the Chief Executive Officer, who decides how to allocate resources and assesses segment performance based on net loss reported on the Consolidated Income Statements.
The table below is a summary of the segment net loss, including significant segment expenses (in millions):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Total revenues	$258	$117	$112
Less:
Late-stage development programs (1)	252	168	124
Early-stage development and preclinical programs (2)	132	128	145
Compensation and personnel costs	250	223	189
Depreciation and amortization	10	8	6
Impairment of long-lived assets	20	—	—
Interest income, net	(48)	(39)	(13)
Income tax expense	1	6	1
Other segment items (3)	89	92	89
Partnership reimbursements	(165)	(162)	(162)
Segment net loss and Consolidated net loss	$(283)	$(307)	$(267)
(1) R&D expenses incurred related to a Phase 3 clinical program intended to result in registration of a new product. This includes all unallocated program-level expense not directly attributable to a specific clinical trial once a molecule enters into one or more Phase 3 clinical trials.
(2) R&D expenses incurred for activities ranging from early-stage R&D and preclinical to Phase 2 clinical trials. This includes all unallocated program-level expense not directly attributable to a specific clinical trial unless the related program has entered into one or more Phase 3 clinical trials.
(3) Other segment items includes non-allocated program costs and other G&A costs.
Total segment assets at December 31, 2024, 2023 and 2022 were $1.2 billion, $1.1 billion, and $1.3 billion, respectively.
Note 19. Subsequent events
In February 2025, we announced that Gilead's time-limited exclusive option rights to our HIF-2α program (including casdatifan) have expired. As a result, Gilead has no future rights to casdatifan and we retain full global development and commercial rights, subject to Taiho’s option right for the Taiho Territory.
In February 2025, we sold through an underwritten offering, 13.6 million shares of our common stock at price of $11.00 per share, for total gross proceeds of approximately $150 million, before deducting underwriting discounts, commissions and offering expenses. Gilead acquired 1.4 million shares of our common stock through this offering and held approximately 29.7% of our common stock as of February 19, 2025.

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
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated − Framework (2013).
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
Based on our evaluation under the framework in Internal Control − Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and have issued a report on our internal control over financial reporting as of December 31, 2024. Their report on the audit of internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arcus Biosciences, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arcus Biosciences, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arcus Biosciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Mateo, California
February 25, 2025

Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth in our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2024 (our “Proxy Statement”) and is incorporated into this Annual Report on Form 10-K by reference, specifically:
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
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors and employees that are designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
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
(3)Exhibits.
See Exhibit Index following Item 16 below.
Item 16. Form 10-K Summary
None.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-38419	3.1	May 9, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38419	3.1	May 26, 2020
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Description of Common Stock.	10-K	001-38419	4.3	February 25, 2021
10.1	Non-Employee Director Compensation Program	8-K	001-38419	10.1	June 6, 2024
10.2A	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223086	10.1	February 16, 2018
10.3A	Arcus Biosciences, Inc. Management Cash Incentive Plan.	S-1	333-223086	10.13	February 16, 2018
10.4A	Arcus Biosciences, Inc. Severance Benefits Plan.	10-K	001-38419	10.4	February 21, 2024
10.5A	Amended and Restated Letter Agreement, dated February 14, 2018, between the Registrant and Terry Rosen, Ph.D.	S-1	333-223086	10.5	February 16, 2018
10.6A	Amended and Restated Letter Agreement, dated February 14, 2018, between the Registrant and Juan Carlos Jaen, Ph.D.	S-1	333-223086	10.6	February 16, 2018
10.7A	Offer letter by and between Arcus Biosciences, Inc. and Jennifer Jarrett dated September 10, 2020.	10-Q	001-38419	10.2	November 5, 2020
10.8A	Offer letter by and between Arcus Biosciences, Inc. and Robert C. Goeltz II dated June 30, 2020.	10-Q	001-38419	10.1	November 5, 2020
10.9A*	Letter Agreement, dated January 13, 2025, between the Registrant and Richard Markus, MD., Ph.D.
10.10A	Arcus Biosciences, Inc. 2015 Stock Plan and forms of agreements thereunder.	S-1/A	333-223086	10.2	March 5, 2018
10.11A	Arcus Biosciences, Inc. 2018 Equity Incentive Plan (including form agreements for use before January 1, 2021).	S-1/A	333-223086	10.3	March 5, 2018
10.12A	Form of Stock Option Notice and Agreement under 2018 Equity Incentive Plan (for use from January 1, 2021).	10-K	001-38419	10.36	February 25, 2021
10.13A	Form of RSU Notice and Agreement under 2018 Equity Incentive Plan (for use from January 1, 2021).	10-K	001-38419	10.37	February 25, 2021
10.14A	Arcus Biosciences, Inc. 2018 Employee Stock Purchase Plan.	S-1/A	001-38419	10.4	March 5, 2018
10.15A	Arcus Biosciences, Inc. Amended and Restated 2020 Inducement Plan.	10-K	001-38419	10.18	February 23, 2022
10.16A	Form of Stock Option Grant Notice (2020 Inducement Plan).	10-K	001-38419	10.26	March 5, 2020
10.17A	Form of Restricted Stock Unit Grant Notice (2020 Inducement Plan).	10-K	001-38419	10.27	March 5, 2020

10.18	Lease, dated September 30, 2015, between the Registrant and Hayward Point Eden I Limited Partnership, as amended on July 22, 2016 and October 12, 2017.	S-1	333-223086	10.8	February 16, 2018
10.19	Third Amendment dated June 26, 2020 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.	10-Q	001-38419	10.4	August 6, 2020
10.20	Fourth Amendment dated October 16, 2020 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.	10-Q	001-38419	10.3	November 5, 2020
10.21	Fifth Amendment dated April 1, 2021 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.	10-Q	001-38419	10.2	May 5, 2021
10.22B	License Agreement, dated December 8, 2016, between Arcus Biosciences, Inc. and Abmuno Therapeutics LLC.	S-1	333-223086	10.10	February 16, 2018
10.23B	License Agreement, dated August 16, 2017, between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	S-1	333-223086	10.11	February 16, 2018
10.24C	Amendment No. 1 dated June 27, 2019 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-Q	001-38419	10.2	August 6, 2019
10.25C	Amendment No. 2 dated March 2, 2020 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-K	001-38419	10.28	March 5, 2020
10.26C	Amendment No. 3 dated May 10, 2021 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-Q	001-38419	10.2	August 5, 2021
10.27C	Amendment No. 4 dated December 30, 2022 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-K	001-38419	10.28	February 28, 2023
10.28	Assignment Agreement dated November 10, 2020 by and among Arcus Biosciences, Inc., WuXi Biologics (Cayman) Inc. and WuXi Biologics Ireland Limited to the License Agreement dated August 16, 2017.	10-K	001-38419	10.35	February 25, 2021
10.29B	Option and License Agreement, dated September 19, 2017, between Arcus Biosciences, Inc. and Taiho Pharmaceutical Co., Ltd.	S-1	333-223086	10.12	February 16, 2018
10.30B	Amendment No. 1 to Option and License Agreement, dated September 19, 2017, between Arcus Biosciences, Inc. and Taiho Pharmaceutical Co, Ltd.	10-Q	001-38419	10.1	November 8, 2018
10.31C	Memorandum, dated July 27, 2023, between Arcus Biosciences, Inc. and Taiho Pharmaceutical Co., LTD.	10-Q	001-38419	10.1	November 7, 2023

10.32C	Option, License and Collaboration Agreement dated May 27, 2020 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	10-Q	001-38419	10.1	August 6, 2020
10.33C	Amendment No. 1 to the Option, License and Collaboration Agreement between Arcus Biosciences, Inc. and Gilead Sciences, Inc., dated November 17, 2021	10-K	001-38419	10.34	February 23, 2022
10.34C	Amendment No. 2 to the Option, License and Collaboration Agreement between Arcus Biosciences, Inc. and Gilead Sciences, Inc., dated May 15, 2023.	10-Q	001-38419	10.1	August 7, 2023
10.35C	Amendment No. 3 to the Option, License and Collaboration Agreement between Arcus Biosciences, Inc. and Gilead Sciences, Inc., dated January 29, 2024.	10-Q	001-38419	10.1	May 8, 2024
10.36C	Amendment No. 4 to the Option, License and Collaboration Agreement between Arcus Biosciences, Inc. and Gilead Sciences, Inc., dated May 10, 2024.	10-Q	001-38419	10.1	August 8, 2024
10.37C	Letter Agreement with Gilead Sciences, Inc., dated July 1, 2022.	10-Q	001-38419	10.2	August 3, 2022
10.38C	Third Amended and Restated Common Stock Purchase Agreement, dated January 29, 2024 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	SC 13D/A	005-90423	99.1	January 31, 2024
10.39C	Amended and Restated Investor Rights Agreement dated January 29, 2024 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	SC 13D/A	005-90423	99.2	January 31, 2024
10.40	Equity Distribution Agreement, dated as of February 28, 2023, by and among the Registrant, Goldman Sachs & Co. LLC and SVB Securities LLC.	S-3	333-270132	1.2	February 28, 2023
10.41	Loan & Security Agreement, between the Registrant, Hercules Capital, Inc. and the lenders listed therein, dated August 27, 2024	10-Q	001-38419	10.1	February 28, 2023
10.42*A	Separation Agreement, between the Registrant and Dimitry Nuyten, dated January 16, 2025.
19.1*	Insider Trading Policy.
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page to this Annual Report).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Clawback Policy.	10-K	001-38419	97.1	February 21, 2024
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
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

ARCUS BIOSCIENCES, INC.

Date: February 25, 2025	By:	/s/ Terry Rosen
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

Name	Title	Date
/s/ Terry Rosen	Chief Executive Officer and Director	February 25, 2025
Terry Rosen, Ph.D.	(Principal Executive Officer)
/s/ Robert C. Goeltz II	Chief Financial Officer	February 25, 2025
Robert C. Goeltz II	(Principal Financial Officer)
/s/ Alexander Azoy	Chief Accounting Officer	February 25, 2025
Alexander Azoy	(Principal Accounting Officer)
/s/ Dietmar Berger	Director	February 25, 2025
Dietmar Berger, M.D., Ph.D.
/s/ Kathryn Falberg	Director	February 25, 2025
Kathryn Falberg
/s/ Linda Higgins	Director	February 25, 2025
Linda Higgins, Ph.D.
/s/ Yasunori Kaneko	Director	February 25, 2025
Yasunori Kaneko, M.D.
/s/ David Lacey	Director	February 25, 2025
David Lacey, M.D.
/s/ Nicole Lambert	Director	February 25, 2025
Nicole Lambert
/s/ Patrick Machado	Director	February 25, 2025
Patrick Machado, J.D.
/s/ Johanna Mercier	Director	February 25, 2025
Johanna Mercier
/s/ Andrew Perlman	Director	February 25, 2025
Andrew Perlman, M.D., Ph.D.
/s/ Antoni Ribas	Director	February 25, 2025
Antoni Ribas, M.D., Ph.D.