Form 10-Q
period 2025-03-31
Arcus Biosciences, Inc.
filed 2025-05-06
CIK 1724521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2025, the registrant had 105,885,138 shares of common stock, $0.0001 par value per share, outstanding.

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
•Preliminary, topline and interim data from our clinical studies that we announce or publish from time to time are subject to audit and verification procedures that could result in material changes in the final data and may change as more patient data become available.
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
i

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
Risks Related to our Business Operations and Industry
•We expect to expand our business operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
License and development services revenue (Includes $20 and $131 from a related party)	$20	$135
Other collaboration revenue (Includes $8 and $10 from a related party)	8	10
Total revenues	28	145

Operating expenses:
Research and development (Includes $5 and $16 of net recoveries from a related party)	122	109
General and administrative	28	32
Impairment of long-lived assets (see Note 12, Leases)	—	20
Total operating expenses	150	161

Loss from operations	(122)	(16)

Non-operating income (expense):
Interest and other income, net	11	13
Interest expense	(1)	(1)
Total non-operating income, net	10	12

Loss before income taxes	(112)	(4)

Income tax expense	—	—

Net loss	$(112)	$(4)

Net loss per share:
Basic and diluted	$(1.14)	$(0.05)

Shares used to compute net loss per share:
Basic and diluted	98.4	86.2
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(112)	$(4)
Other comprehensive loss	—	(1)
Comprehensive loss	$(112)	$(5)
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$192	$150
Marketable securities	805	828
Receivable from collaboration partners ($4 and $6 from a related party)	15	20
Prepaid expenses and other current assets	19	18
Total current assets	1,031	1,016

Long-term marketable securities	8	14
Property and equipment, net	46	47
Other noncurrent assets	71	73
Total assets	$1,156	$1,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22	$18
Deferred revenue ($72 and $85 to a related party)	72	85
Other current liabilities	98	123
Total current liabilities	192	226

Deferred revenue, noncurrent ($219 and $234 to a related party)	219	234
Long-term debt	48	48
Other noncurrent liabilities	166	157

Commitments

Stockholders’ equity:
Common stock and additional paid-in capital: $0.0001 par value per share; 400.0 shares authorized; 105.9 shares in 2025 and 92.2 shares in 2024 issued and outstanding	1,775	1,617
Accumulated deficit	(1,244)	(1,132)
Total stockholders’ equity	531	485
Total liabilities and stockholders’ equity	$1,156	$1,150
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	75.5	$1,311	$(849)	$—	$462
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 13, Stockholders' Equity)	15.2	228	—	—	228
Issuance of common stock in connection with our equity award programs	0.2	2	—	—	2
Stock-based compensation	—	20	—	—	20
Other comprehensive loss	—	—	—	(1)	(1)
Net loss	—	—	(4)	—	(4)
Balance at March 31, 2024	90.9	$1,561	$(853)	$(1)	$707

Balance at December 31, 2024	92.2	$1,617	$(1,132)	$—	$485
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 13, Stockholders' Equity)	13.6	142	—	—	142
Issuance of common stock in connection with our equity award programs	0.1	—	—	—	—
Stock-based compensation	—	16	—	—	16
Net loss	—	—	(112)	—	(112)
Balance at March 31, 2025	105.9	$1,775	$(1,244)	$—	$531
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net loss	$(112)	$(4)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16	20
Depreciation and amortization	3	3
Noncash lease expense	2	2
Impairment of long-lived assets	—	20
Amortization of discounts on marketable securities	(4)	(6)
Changes in operating assets and liabilities:
Receivable from collaboration partners ($2 and ($1) from a related party)	5	13
Other assets ($— and $6 from a related party)	—	5
Accounts payable	3	(1)
Deferred revenue (($28) and ($54) to a related party)	(28)	(42)
Other liabilities	(17)	(12)
Net cash used in operating activities	(132)	(2)

Cash flow from investing activities
Purchases of marketable securities	(353)	(387)
Proceeds from maturities of marketable securities	360	222
Proceeds from sales of marketable securities	26	—
Purchases of property and equipment	(1)	(4)
Net cash provided by (used in) investing activities	32	(169)

Cash flow from financing activities
Proceeds from issuance of common stock ($14 and $228 from a related party)	142	228
Proceeds from issuance of common stock pursuant to equity award plans	—	1
Net cash provided by financing activities	142	229
Net increase in cash, cash equivalents and restricted cash	42	58
Cash, cash equivalents and restricted cash at beginning of period	153	130
Cash, cash equivalents and restricted cash at end of period	$195	$188

Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in Accounts payable and Other current liabilities	$—	$1
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
We operate and manage our business as one reportable and operating segment, which is the business of developing and commercializing highly differentiated therapies that have a meaningful impact on patients. See Note 15, Business Segment, for more information.
Liquidity and Capital Resources
As of March 31, 2025, we had cash, cash equivalents and marketable securities of $1.0 billion, which we believe will be sufficient to fund our planned operations for a period of at least twelve months following the date of filing of this report.
Note 2. Summary of significant accounting policies
Basis of Presentation
These interim financial statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2025. There have been no significant changes to our summary of significant accounting policies as disclosed in that filing.
These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and include all normal and recurring adjustments that management believes are necessary for a fair presentation of the periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.
Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future period.
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
The Gilead Collaboration Agreement was amended in 2021 (the "First Gilead Collaboration Agreement Amendment"), in 2023 (the "Second Gilead Collaboration Agreement Amendment"), in the first quarter 2024 (the "Third Gilead Collaboration Agreement Amendment") and in the second quarter 2024 (the "Fourth Gilead Collaboration Agreement Amendment").
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
Stock Purchase and Investor Rights Agreements
In the first quarter 2024, under the Third Stock Purchase Agreement Amendment, Gilead purchased 15.2 million shares of our common stock for total gross proceeds of $320 million, of which $87 million was determined to be a premium on the purchase of common stock and allocated to the performance obligations created by the Third Gilead Collaboration Agreement Amendment as deferred revenue, see Note 5, Revenues, for more information.
In the first quarter 2025, through our underwritten offering, Gilead purchased 1.4 million shares of our common stock for total gross proceeds of $15 million.
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
As of March 31, 2025, Gilead held approximately 29.7% of our outstanding common stock arising from purchases in our public offerings and under the Stock Purchase Agreement and related amendments.
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

Gilead's option to acquire exclusive licenses to develop and commercialize any of our clinical programs arising during the collaboration term, on a program-by-program basis, will expire after a prescribed period following the achievement of a clinical development milestone in such program and our delivery to Gilead of the requisite data package. Gilead may exercise its option to any program at any time prior to expiration of the option and will pay Arcus an option fee of $150 million per program.
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
In 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities. We will receive an upfront payment of $17.5 million for each initiated program and Gilead will have an option to license each program at two separate, prespecified time points. For the first two research programs, Gilead has the right, on a program-by-program basis, either (i) to exercise its option upon our completion of certain IND-enabling activities for an option payment of $45 million or (ii) to extend its option and exercise it following the achievement of a clinical development milestone for an option payment of $150 million. If Gilead exercises its option at the earlier time point for the first two programs, we would be eligible to receive up to $375 million in regulatory and commercial milestone payments as well as tiered royalties for each optioned program. For any other program option exercise by Gilead, the parties would have rights to co-develop and share global development costs and to co-commercialize and share profits in the U.S. for that program. We received a total upfront payment of $35 million for an initial two research programs in 2023. Gilead’s options to the other two research programs, expire unless the programs are selected prior to May 2025, as amended under the Fourth Gilead Collaboration Agreement Amendment.
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
As of March 31, 2025, Gilead has licenses to domvanalimab, AB308, etrumadenant, quemliclustat and zimberelimab. In the first quarter 2025, Gilead's time-limited exclusive option rights to our HIF-2α program (including casdatifan) expired.
For the three months ended March 31, 2025 and 2024, we recognized revenue under the Gilead Agreements of $28 million and $141 million, respectively, and net reimbursements from Gilead recognized as reductions in Research and Development ("R&D") expense of $5 million and $16 million, respectively.
At March 31, 2025 and December 31, 2024, we had a net receivable of $4 million and $6 million, respectively, recorded in Receivable from collaboration partners on our Condensed Consolidated Balance Sheets.
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
Gilead Collaboration
See Note 3, Related party - Gilead Sciences, Inc., for more information.
Taiho Collaboration
In 2017, we entered into an agreement with Taiho Pharmaceutical Co., Ltd (“Taiho”) under which we granted them exclusive options to programs arising over a five-year period which ended in September 2022 for an upfront payment of $35 million. Upon exercising their option to a program, Taiho would obtain exclusive development and commercialization rights to investigational products under the program to Japan and certain other Asian countries (excluding China) (the "Taiho Territory").
For each option to a program that Taiho exercises, they will be obligated to make a payment of $3 million to $15 million, depending on the development stage of the optioned program. Upon exercise, Taiho is solely responsible for continued development and commercialization in the Taiho Territory, unless they opt to participate in a global study, in which case they would become obligated to reimburse us for their portion of the global study costs. In addition, for each optioned program we would be eligible to receive clinical and regulatory milestones of up to $130 million and commercial milestone payments of up to $145 million with the achievement of certain sales thresholds in the Taiho Territory. We will also receive royalties ranging from high single-digits to mid-teens on net sales of licensed products in the Taiho Territory. Royalties will be payable by product and country commencing on the first commercial sale and ending upon the later of: (a) 10 years; and (b) expiration of the last-to-expire valid claim of our patents covering the manufacture, use or sale.
As of March 31, 2025, Taiho has licenses for the Taiho Territory to (i) etrumadenant (the adenosine receptor antagonist program); (ii) zimberelimab (the anti PD-1 program); (iii) domvanalimab and AB308 (the anti-TIGIT program); and (iv) quemliclustat (the CD73 program), for which Taiho exercised its option and made an option payment of $15 million in the third quarter 2024.
In 2022, Taiho opted to participate in two global Phase 3 trials of domvanalimab and zimberelimab combinations, STAR-121 and STAR-221, and became obligated to reimburse us for their portion of the global study costs, and to make milestone payments contingent upon successfully satisfying the related clinical milestones. The clinical milestones for domvanalimab and zimberelimab for the STAR-221 study were met in 2023, and Taiho became obligated to pay us $28 million which has been fully received. The clinical milestones for domvanalimab and zimberelimab for the STAR-121 study were met in the first quarter 2024 and Taiho became obligated to pay us $26 million, of which $16 million was received in the first quarter 2024 and the remaining $10 million was received in the first quarter 2025. In the third quarter 2024, Taiho opted to participate in the global Phase 3 trial of quemliclustat, PRISM-1, and became obligated to reimburse us for their portion of the global study costs and in the first quarter 2025, Taiho dosed their first patient in Japan for PRISM-1, and became obligated to make milestone payments totaling $19 million of which $12 million was received in the first quarter 2025 and the remaining $7 million is due in the first quarter 2026. Due to the nature of this arrangement, these clinical milestones were determined to be advance cost sharing payments for a portion of the related global study R&D costs under the collaboration and are deferred and recognized as a reduction in R&D expense as the related global studies are performed, calculated as an estimated percentage of completion based on the estimated total effort for the programs.
For the three months ended March 31, 2024, we recognized revenue under this arrangement of $4 million. For the three months ended March 31, 2025 and 2024, we recognized net reimbursements including amortization of advance cost sharing payments from Taiho of $9 million and $3 million, respectively, recognized as a reduction in R&D expense.

At March 31, 2025 and December 31, 2024, we had $10 million and $14 million, respectively, related to these agreements recorded in Receivable from collaboration partners on our Condensed Consolidated Balance Sheets. At March 31, 2025 and December 31, 2024, we had liabilities of $49 million and $36 million, respectively related to certain advance cost sharing payments under this arrangement recorded in Other liabilities, allocated between current and noncurrent based on the expected timing of future recognition.
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
Prior to January 2024, the PACIFIC-8 trial formed part of the Arcus and Gilead joint development program for domvanalimab and our portion of the trial costs were shared with Gilead. At December 31, 2023, we had recognized amounts due from Gilead for these shared costs of $6 million, recorded in Other noncurrent assets on our Consolidated Balance Sheet. Under the Third Gilead Collaboration Agreement Amendment, we agreed to solely fund our share of PACIFIC-8, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program in the first quarter of 2026. For the three months ended March 31, 2024, we incurred $6 million under the Third Gilead Collaboration Agreement as R&D expense, reflecting our additional share of costs previously shared with Gilead.
For the three months ended March 31, 2025 and 2024, we recognized as R&D expense $4 million and $3 million, respectively under this arrangement.
At March 31, 2025 and December 31, 2024, we recognized a total liability of $16 million and $26 million, respectively, related to our obligation to AstraZeneca, recorded in Other current liabilities and Other noncurrent liabilities on our Condensed Consolidated Balance Sheets based on the expected timing of payment.
WuXi Biologics License - anti-PD-1
In 2017, we entered into an agreement with WuXi Biologics Ireland Limited ("WuXi Biologics") which, as amended, provides us with exclusive rights to (i) develop, use and manufacture products that include an anti-PD-1 antibody, including zimberelimab, worldwide and (ii) commercialize any such products worldwide, except in Greater China. Under this agreement, as of March 31, 2025, we may incur (i) regulatory milestone payments of up to $50 million for zimberelimab, and commercialization milestone payments of up to $375 million, (ii) tiered royalties that range from the high single-digits to low teens on net sales of the licensed products and (iii) fees related to any sublicenses.
For the three months ended March 31, 2025 and 2024, we did not have any milestones or royalties due under this arrangement.
WuXi Biologics License - anti-CD39
In 2020, we entered into an agreement with WuXi Biologics, under which we obtained the exclusive worldwide license to develop and commercialize anti-CD39 antibodies discovered under this arrangement. As of March 31, 2025, we may incur additional clinical and regulatory milestone payments of up to $14 million and royalty payments in the low single digits on net sales of the licensed products under this agreement.
For the three months ended March 31, 2025 and 2024, we did not have any milestones or royalties due under this arrangement.
Abmuno License
In 2016, we entered into an agreement (the "Abmuno Agreement") with Abmuno Therapeutics LLC ("Abmuno"), under which we obtained the exclusive worldwide license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. Under this agreement, as of March 31, 2025 we may incur additional clinical, regulatory and commercialization milestone payments of up to $88 million.

For the three months ended March 31, 2025 and 2024, we did not have any milestones due under this arrangement.
Note 5. Revenues
The following table summarizes our revenues by collaboration, category of revenue, and the method of recognition (in millions):

			Three Months Ended March 31,
	Over time	Point in time	2025	2024
Gilead collaboration
License and R&D services	*		$20	$131
R&D services	*		2	2
Access rights	*		6	8
Taiho collaboration
Other	*		—	4
Total revenues			$28	$145

Total revenues from collaborations			$20	$135
Total revenues from a customer			$8	$10
Revenues from Gilead accounted for 100% and 97% of Total revenues for the three months ended March 31, 2025 and 2024, respectively.
The following table summarizes the revenue recognized as a result of changes in the deferred revenue balance (in millions):

	Three Months Ended March 31,
	2025	2024
Revenue recognized from amounts in deferred revenue at the beginning of the period	$28	$142
We had $291 million and $319 million of deferred revenue remaining on our Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, respectively, allocated between current and noncurrent based on the expected timing of future recognition.
Revenue from the Gilead Collaboration
In January 2024, we entered into the Third Gilead Collaboration Agreement Amendment, which we determined was a change in scope and price of the original contract and we accounted for this contract modification as both a modification of the existing contract and the creation of a new contract. Under the applicable accounting rules for such contract modifications, we did not adjust the accounting for completed performance obligations that were distinct from the modified goods or services. However, we adjusted revenue previously recognized to reflect the effect of the contract modification due to the updated estimated transaction price allocated to the partially satisfied performance obligations and the updated measure of progress as of the modification date. Accordingly, we allocated the transaction price to the remaining performance obligations (both from the existing contract and the modification) and recognized a cumulative catch-up to revenue of $107 million based on the updated transaction price and measure of progress for the partially satisfied performance obligations. This cumulative catch-up reduced net loss per share, basic and diluted, in the three months ended March 31, 2024 by $1.24 per share, see Note 3, Related party - Gilead Sciences, Inc., for more information.
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
We recognized revenue of $13 million and $24 million (including the cumulative catch-up) for the three months ended March 31, 2025 and 2024, respectively, within License and development services revenue in our Condensed Consolidated Statements of Operations related to this performance obligation. At March 31, 2025 and December 31, 2024, we had $153 million and $166 million, respectively, of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to this performance obligation.

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
Effective January 2024, under the Third Gilead Collaboration Agreement Amendment, this performance obligation was partially satisfied and there was a reduction to the scope of the related R&D service obligation as a result of the amendment. Specifically, the amendment provides that we will independently initiate, operationalize and fund a Phase 3 study, PRISM-1, to evaluate quemliclustat in pancreatic cancer, which reduces our estimated obligation to perform further R&D services for Gilead related to quemliclustat under the collaboration. We allocated the updated transaction price to this performance obligation based on the standalone selling price and adjusted revenue based on an updated measure of progress which resulted in cumulative catch-up of revenue of $88 million.
We recognized revenue of $5 million and $100 million (including the cumulative catch-up) for the three months ended March 31, 2025 and 2024, respectively, within License and development services revenue in our Condensed Consolidated Statements of Operations related to this performance obligation. At March 31, 2025 and December 31, 2024, we had $18 million and $23 million, respectively, of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to this performance obligation.
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
We recognized revenue of $2 million and $7 million (including the cumulative catch-up) for the three months ended March 31, 2025 and 2024, respectively, within License and development services revenue in our Condensed Consolidated Statements of Operations related to this performance obligation. At March 31, 2025 and December 31, 2024, we had $19 million and $21 million, respectively, of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to this performance obligation.
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
We recognized revenue of $6 million and $8 million associated with the access rights performance obligation for the three months ended March 31, 2025 and 2024, respectively, within Other collaboration revenue in our Condensed Consolidated Statements of Operations related to these performance obligations. At March 31, 2025 and December 31, 2024, we had $46 million and $52 million, respectively, of deferred revenue on our Condensed Consolidated Balance Sheets related to these performance obligations.
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
At March 31, 2025 and December 31, 2024, we had $34 million of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to these performance obligations.
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
We recognized revenue of $2 million for each of the three months ended March 31, 2025 and 2024, respectively, within Other collaboration revenue in our Condensed Consolidated Statements of Operations related to these performance obligations. At March 31, 2025 and December 31, 2024, we had $21 million and $23 million, respectively, of deferred revenue remaining on our Condensed Consolidated Balance Sheets related to these performance obligations.
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
For the three months ended March 31, 2024, we recognized $2 million of expense related to these costs in General and administrative ("G&A") expense. At each of March 31, 2025 and December 31, 2024, we had $3 million respectively in capitalized costs to obtain the contracts, allocated between Prepaid expenses and other current assets and Other noncurrent assets in our Condensed Consolidated Balance Sheets based on the expected timing of future recognition.
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
We did not record a provision for income taxes for the three months ended March 31, 2025 and 2024 because of forecasted full year net operating losses ("NOLs"), which consider the timing of recognition of deferred revenue for tax purposes and the effects of the mandatory capitalization and amortization of R&D expenses starting in 2022, as required by the 2017 Tax Cuts and Jobs Act. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on our deferred tax assets and state income taxes.
As of March 31, 2025 and December 31, 2024, we have provided a valuation allowance against U.S. federal and state deferred tax assets. We continue to evaluate the realizability of deferred tax assets and the related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination.
We recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties.
We have not been audited by the Internal Revenue Service, any state or foreign tax authority. We are subject to taxation in the U.S. and in Australia. Due to NOLs and research credit carryforwards, all of our tax years, from 2015 to 2024, remain open to U.S. federal and California state tax examinations. In addition, our fiscal years from 2020 to 2024 are open to examination in Australia.

Note 7. Net loss per share
The following table summarizes potentially dilutive securities excluded from the computation of diluted net loss per share calculations because they would have been antidilutive (in millions):

	At March 31,
	2025	2024
Common stock options issued and outstanding	18.0	15.3
Restricted stock units issued	4.3	3.1
Employee stock purchase plan shares	0.3	0.3
Total potential dilutive securities	22.6	18.7
We have also excluded the effect of Gilead’s right to purchase additional shares of our common stock from the calculation as these rights had no intrinsic value at either March 31, 2025 or 2024.
Note 8. Stock-based compensation
Stock-based Compensation Expense
The following table reflects the components of stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2025	2024
Research and development	$8	$10
General and administrative	8	10
Total stock-based compensation	$16	$20
Note 9. Cash, cash equivalents and marketable securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the fair value of our cash, cash equivalents and marketable securities, all of which are considered available for sale, by type of securities (in millions):

Types of securities as of March 31, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$149	$—	$—	$149
U.S. treasury securities	231	—	—	231
Corporate securities and commercial paper	586	—	—	586
U.S. government agency securities	5	—	—	5
Certificate of deposit	34	—	—	34
Total cash, cash equivalents and marketable securities	$1,005	$—	$—	$1,005

Types of securities as of December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$120	$—	$—	$120
U.S. treasury securities	251	—	—	251
Corporate securities and commercial paper	592	—	—	592
U.S. government agency securities	5	—	—	5
Certificate of deposit	24	—	—	24
Total cash, cash equivalents and marketable securities	$992	$—	$—	$992

The following table summarizes the fair values of our cash, cash equivalents and marketable securities by location in the Condensed Consolidated Balance Sheets and contractual maturity (in millions):

Location in Condensed Consolidated Balance Sheets	Contractual Maturity	March 31, 2025	December 31, 2024
Cash and cash equivalents	—	$192	$150
Marketable securities	Within one year	805	828
Long-term marketable securities	Between one and three years	8	14
Total cash, cash equivalents and marketable securities		$1,005	$992
Realized gains or losses recognized on the sale of available-for-sale marketable securities were not material for the three months ended March 31, 2025 and 2024. Realized gains and losses are included in Interest and other income, net, in the Condensed Consolidated Statements of Operations. The cost of a security sold is determined using the specific-identification method.
We limit the credit risk associated with our investments by placing them with banks and institutions we believe are highly credit worthy and investing in highly rated investments. We held a total of 71 and 54 positions in securities which were in unrealized loss positions as of March 31, 2025 and December 31, 2024, respectively, which were immaterial individually and in aggregate. We do not intend to sell our securities with unrealized loss positions and have concluded we will not be required to sell the securities before recovery of the amortized cost for the investment at maturity. No credit related losses have been recognized for any of the periods presented.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the total shown in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of March 31,
	2025	2024
Cash and cash equivalents	$192	$185
Restricted cash (included in Other noncurrent assets)	3	3
Total cash, cash equivalents and restricted cash	$195	$188
Restricted cash at March 31, 2025 and 2024 represents cash balances held as security in connection with our facility lease agreements.
Note 10. Condensed consolidated balance sheet components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Prepaid expenses and other assets	$13	$13
Accrued interest receivable	6	5
Total prepaid expenses and other current assets	$19	$18
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Accrued research and development	$52	$65
Accrued personnel expenses	17	31
Current portion of lease liabilities	12	12
Other	17	15
Total other current liabilities	$98	$123

Note 11. Long-term debt
The following table summarizes our borrowings (in millions):

	March 31, 2025	December 31, 2024
Long-term debt, non-current (Contractual maturity 2029)	$50	$50
Unamortized discounts and issuance costs	(2)	(2)
Total long-term debt	$48	$48
On August 27, 2024, we and Hercules Capital, Inc. ("Hercules") entered into a loan and security agreement (the "Hercules Agreement"), under which Hercules agreed to lend us up to $250 million in term loans in various tranches subject to minimum draw requirements for each tranche. Under the terms of this agreement, $50 million was drawn at closing and an additional $100 million is committed and fully available at our sole option in minimum increments of $25 million. A second tranche of $100 million will be available subject to future approval by Hercules.
As of March 31, 2025 and December 31, 2024, we had borrowed $50 million and had $200 million of additional borrowing capacity, of which $100 million is subject to additional approval by Hercules. During the three months ended March 31, 2025, we recognized $2 million of interest expense at an effective interest rate of 13.39%, including amortization of the debt discount and issuance costs.
Note 12. Leases
The following table summarizes our cash and non-cash information related to our operating leases (in millions):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities	$4	$4
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
As of March 31, 2025 and December 31, 2024, we have provided deposits for letters of credit totaling $3 million to secure our obligations under our leases, which are included in Other noncurrent assets on the Condensed Consolidated Balance Sheets.
Note 13. Stockholders' equity
Common Stock
Underwritten Offering
In February 2025, we sold through an underwritten offering, 13.6 million shares of our common stock at price of $11.00 per share, for total gross proceeds of approximately $150 million, before deducting underwriting discounts, commissions and offering expenses. As part of this underwritten offering, Gilead purchased 1.4 million shares of our common stock for total gross proceeds of $15 million.
Gilead Stock Purchase Agreement
In the first quarter 2024, under the Third Stock Purchase Agreement Amendment, Gilead purchased 15.2 million shares of our common stock at a price of $21.00 per share for total gross proceeds of $320 million. Of the $320 million equity investment, $87 million was determined to be a premium on the purchase of common stock and allocated to the performance obligations created by the Third Gilead Collaboration Agreement Amendment, see Note 5, Revenues, for more information. Net proceeds from Gilead's equity investment were $228 million after allocating the premium and deducting direct offering expenses of $5 million.
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
The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

Fair value measurement as of March 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$149	$—	$—	$149
U.S. treasury securities	—	231	—	231
Corporate securities and commercial paper	—	586	—	586
U.S. government agency obligations	—	5	—	5
Certificate of deposit	—	34	—	34
Total assets measured at fair value	$149	$856	$—	$1,005

Fair value measurement as of December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$120	$—	$—	$120
U.S. treasury securities	—	251	—	251
Corporate securities and commercial paper	—	592	—	592
U.S. government agency obligations	—	5	—	5
Certificate of deposit	—	24	—	24
Total assets measured at fair value	$120	$872	$—	$992
Liabilities
Liability for sale of future royalties	$—	$—	$21	$21
Total liabilities measured at fair value	$—	$—	$21	$21
Liability for sale of future royalties
In 2021, we entered into an agreement with BVF Partners L.P. ("BVF"), under which BVF funded the discovery and development of compounds for the treatment of inflammatory diseases (the "BVF Program") for $15 million in non-refundable payments which they paid in 2021 and 2022. In return, we were obligated to: perform R&D activities in the BVF Program; make contingent payments upon the achievement of certain clinical and regulatory milestones; and pay mid- to high-single digit royalties on any net product sales generated by this program. We account for the BVF agreement as a liability primarily because at the time the agreement was entered into we had significant continuing involvement in generating the cash flows due to BVF.
During the first quarter 2025, new preclinical information led to the decision to discontinue the BVF Program which decreased the likelihood of achieving regulatory and commercial success. These changes in assumptions are accounted for prospectively, resulting in the amortization of the net carrying amount of the liability to the initial carrying amount of $15 million using an imputed effective interest rate of negative 6.1%, on the unamortized portion of the liability, which will be applied until there is a change in future cash flow expectations or the debt is legally extinguished. The imputed effective interest for periods shown prior to first quarter 2025 was 10.1%. Changes in this liability related to interest accretion are recognized in Non-operating income (expense) in the Condensed Consolidated Statements of Operations. The liability for sale of future royalties is reflected at the unamortized carrying amount and thus is no longer considered to be at fair value commencing the first quarter 2025, with the estimated fair value being immaterial.

The liability is reported in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets and changes were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$21	$19
Interest accretion	—	1
Ending balance	$21	$20
Long-term debt
As of March 31, 2025, the estimated fair value of our long-term debt approximated the carrying amount. The fair value of the long-term debt was estimated for disclosure purposes only and was determined based on other inputs that are observable, and thus categorized as Level 2 in the fair value hierarchy.
Note 15. Business segment
We operate and manage our business as one reportable and operating segment, which is the business of developing and commercializing highly differentiated therapies that have a meaningful impact on patients. Our chief operating decision maker ("CODM") is the Chief Executive Officer, who decides how to allocate resources and assesses segment performance based on net loss reported on the Condensed Consolidated Statements of Operations.
The table below is a summary of the segment net loss, including significant segment expenses (in millions):

	Three Months Ended March 31,
	2025	2024
Total revenues	28	145
Less:
Late-stage development programs (1)	55	63
Early-stage development and preclinical programs (2)	42	25
Compensation and personnel costs	66	64
Depreciation and amortization	3	3
Impairment of long-lived assets	—	20
Interest income, net	(10)	(12)
Income tax expense	—	—
Other segment items (3)	22	23
Partnership reimbursements	(38)	(37)
Segment net loss and Consolidated net loss	$(112)	$(4)
(1) R&D expenses incurred related to a Phase 3 clinical program intended to result in registration of a new product. This includes all unallocated program-level expense not directly attributable to a specific clinical trial once a molecule enters into one or more Phase 3 clinical trials.
(2) R&D expenses incurred for activities ranging from early-stage development and preclinical to Phase 2 clinical trials. This includes all unallocated program-level expense not directly attributable to a specific clinical trial unless the related program has entered into one or more Phase 3 clinical trials..
(3) Other segment items includes non-allocated program costs and other G&A costs.
Total segment assets at March 31, 2025 and 2024 were $1.2 billion and $1.3 billion, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited Condensed Consolidated Financial Statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the SEC on February 25, 2025.
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
The following chart summarizes our current clinical pipeline:

cabo: cabozantinib; cas: casdatifan; chemo: chemotherapy; dom: domvanalimab; etruma: etrumadenant; gem/nab-pac: gemcitabine/nab-paclitaxel; IO: immuno-oncology; nivo: nivolumab; pembro: pembrolizumab; quemli: quemliclustat; RCC: renal cell carcinoma; rego: regorafenib; zanza: zanzalintinib; zim: zimberelimab.
*+/- biologic, e.g. bevacizumab or biosimilar, will be included for all patients in whom it is not contraindicated.
Etrumadenant - we are not pursuing a Phase 3 study at this time
Significant Developments
The following is a summary of the recent significant developments affecting our business:
Corporate Developments
•In February 2025, we announced that we retain full global development and commercial rights, subject to Taiho’s option right for the Taiho Territory after Gilead's time-limited exclusive option rights to our HIF-2α program (including casdatifan) expired.
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

HIF-2⍺ Program
•In February 2025, we presented clinical data from three monotherapy expansion cohorts of ARC-20 in a rapid oral session at the 2025 American Society of Clinical Oncology ("ASCO") Genitourinary Symposium. At the time of data cut-off (January 3, 2025), observations from the expansion cohorts included:
◦A 9.7-month median progression-free survival ("mPFS") was reached for the 50mg twice-a-day (BID) casdatifan monotherapy cohort; mPFS was not yet reached for other cohorts.
◦Confirmed objective response rate ("ORR") ranged from 25% to 33%, with two of the cohorts exceeding 30% (including one partial response that confirmed after the data cut-off).
◦Rates of primary progressive disease (progression at or before their first disease assessment) ranged from 14% to 19%.
Most patients (81-87%) experienced disease control with either a partial response or stable disease and were still on treatment.
Etrumadenant
•In March 2025, we engaged with the U.S. Food and Drug Administration ("FDA") regarding promising results from the ARC-9 study evaluating etrumadenant in third-line metastatic colorectal cancer ("mCRC"); although the FDA’s feedback confirmed the potential for a registrational path for this program in third-line mCRC, based on our strategic priorities, we are not pursuing a Phase 3 study at this time.
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
The level of our future R&D investment will depend on a number of factors and uncertainties, including the breadth of the joint development program agreed to with Gilead for the optioned programs, the outcome of our efforts, and the amount of cost reimbursements or milestone payments we receive from our collaborators. We expect our R&D expenses to peak in 2025 and then decline meaningfully during the next few years as we advance our programs towards regulatory approval. We also expect to advance new programs into the clinic. All of this will require significant growth in our development capabilities and infrastructure. In addition, our joint development programs with Gilead for the optioned molecules are anticipated to include a significant number of later-stage clinical trials, which typically include a larger number of subjects, are of a longer duration and include more geographic regions. As we advance our clinical-stage programs and prepare to seek regulatory approval, we will also need to increase our late-stage manufacturing activities. As a result, we expect our preclinical, clinical, and contract manufacturing expenses to increase significantly relative to what we have incurred to date.
In addition, under our arrangements with WuXi Biologics, Abmuno and AstraZeneca, we may incur additional clinical and regulatory milestone payments based on the development progress of our investigational products. We may also be required to pay royalties in the event of a successful product launch and our receipt of commercial revenues. Therefore, we are unable to predict the timing or the final cost to complete our clinical programs or validation of our manufacturing and supply processes and delays may occur due to numerous factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in “Item 1A. Risk Factors” of the Quarterly Report.
General and Administrative Expenses
G&A expenses consist principally of personnel-related costs including payroll and stock-based compensation for personnel in executive, finance, human resources, information technology, business and corporate development, and other administrative functions. Shared facility expenses are allocated to functional groups proportionally based on usage. Our G&A expenses also include professional fees for legal, consulting, and accounting services, rent and other facilities costs, fixed asset depreciation, and other general operating expenses not otherwise classified as R&D expenses. We do not receive significant reimbursements of these costs through our collaboration with Gilead. We anticipate that our G&A expenses will be stable for the remainder of this year.
Impairment of Long-Lived Assets
Impairment charges consist of impairment of right-of-use assets resulting from updated plans in the first quarter 2024 for a portion of our office space.
Non-Operating Income, net
Non-operating income, net consists primarily of interest earned on our investments in fixed-income marketable securities, interest expense on our loan financing with Hercules and non-cash interest income/expense incurred under the effective interest method on our liability for sale of future royalties to BVF.

Results of Operations
The following table summarizes our results of operations (in millions):

	Three Months Ended March 31,		Change
	2025	2024
Revenues:
License and development services revenue	$20	$135	(85)%
Other collaboration revenue	8	10	(20)%
Total revenues	28	145	(81)%
Operating expenses:
Research and development	122	109	12%
General and administrative	28	32	(13%)
Impairment of long-lived assets	—	20	(100%)
Total operating expenses	150	161	(7%)
Loss from operations	(122)	(16)	*
Non-operating income, net	10	12	(17%)
Loss before income taxes	(112)	(4)	*
Income tax expense	—	—	*
Net loss	$(112)	$(4)	*
*Not meaningful
Total Revenues
The decrease in Total revenues for the three months ended March 31, 2025 was primarily driven by the cumulative catch-up from license and development services revenue of $107 million in the prior year as a result of the Third Gilead Collaboration Agreement Amendment based on the updated transaction price and measure of progress for the partially satisfied performance obligations.
See Note 5, Revenues, to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the amount and timing of revenues recognized from our license and collaboration agreements.

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
*Study discontinued or completed
** Quemliclustat moved from early-stage development and preclinical program to a late-stage development program in the third quarter 2024
The following table summarizes our R&D expenses by category (in millions):

	Three Months Ended March 31,
Category	2025	2024	Change
Late-stage development programs	$55	$63	(13)%
Early-stage R&D and preclinical programs	42	25	68%
Compensation and personnel costs	49	45	9%
Other costs	14	13	8%
Partnership reimbursements	(38)	(37)	3%
Total research and development	$122	$109	12%
The increase in R&D expenses for the three months ended March 31, 2025 was primarily driven by higher costs in our early-stage development and preclinical program activities, driven by higher enrollment in our Phase 2 studies, primarily casdatifan. Our growing headcount drove an increase in compensation and personnel costs, offset by a $2 million decrease in non-cash stock-based compensation. The overall increase was partially offset by reduced spend in our late-stage development activities due to lower manufacturing costs due to the timing of manufacturing activities.
R&D expense by quarter may fluctuate due to the timing of clinical manufacturing and standard-of-care therapeutic purchases with a corresponding impact on reimbursements.

General and Administrative Expenses
The decrease in G&A expenses for the three months ended March 31, 2025 was primarily driven by costs recognized in the prior year in connection with the Third Gilead Agreement Amendment, as well as a decrease in compensation and personnel costs driven by a $2 million decrease in non-cash stock-based compensation.
Impairment of Long-Lived Assets
The impairment expense for the three months ended March 31, 2024 was due to our 2024 evaluation and sublease of a portion of our office space, resulting in an impairment charge of $20 million.
Non-Operating Income, net
The decrease in Non-operating income, net for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, was primarily due to interest expense on our long-term debt agreement which we entered into in the third quarter of 2024.
Income Tax Expense
There was no Income tax expense for the three months ended March 31, 2025 or 2024 due to no taxable income in either period.
Liquidity and Capital Resources
Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury and agency obligations, investments in corporate securities and certificates of deposit. Based on our existing business plan, we believe that our cash, cash equivalents, marketable securities and existing facilities as of March 31, 2025 will be sufficient to fund our planned level of operations for a period of at least twelve months following the date of filing of this report and provide funding through our initial pivotal read-outs for domvanalimab, quemliclustat and casdatifan, which include PEAK-1.
Sources of Liquidity
To date, we have financed our operations primarily from the sale of our equity securities, upfront or milestone payments from our research, collaboration and license agreements with our strategic partners including Gilead and debt financing. We will need additional funding to support our continuing operations and pursue our long-term development strategy. Until such time that we can generate significant revenue from sales of our investigational products, if ever, we may finance our operations through the sale of equity, debt financings or other capital sources, including existing or potential collaborations with other companies or other strategic transactions. See “Item 1A. Risk Factors” for a discussion of the factors that could impact our liquidity.
Under the Stock Purchase Agreement, Gilead has the right, at its option, to purchase additional shares from us, up to a maximum ownership of 35% of our then-outstanding voting common stock, from time to time until July 2025. In the first quarter 2024, we further amended and restated the Stock Purchase Agreement and sold 15.2 million shares of our common stock to Gilead at a purchase price of $21.00 per share for total gross proceeds of $320 million. Of the $320 million equity investment, $87 million was determined to be a premium on the purchase of common stock and allocated to the performance obligations created by the Third Gilead Collaboration Agreement Amendment. Gilead acquired an additional 1.4 million shares of our common stock in the February 2025 underwritten offering and subsequently held approximately 29.7% of our outstanding common stock as of March 31, 2025.
In 2023, we entered into an equity distribution agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200 million. During the three months ended March 31, 2025 and 2024, there were no sales of our common stock under this agreement.
In the third quarter 2024, we obtained a $250 million term loan facility from Hercules. Under the terms of the term loan facility, $50 million was drawn at closing and an additional $100 million is committed and fully available at our sole option in minimum increments of $25 million. A second tranche of $100 million will be available to support strategic initiatives, subject to future approval by Hercules. See Note 11, Long-term debt, in Part I, Item 1, to our Condensed Consolidated Financial Statements for further discussion.
In February 2025, we issued through an underwritten offering, 13.6 million shares of our common stock at a price of $11.00 per share, for total gross proceeds of approximately $150 million, before deducting underwriting discounts, commissions and offering expense.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented below (in millions):

	Three Months Ended March 31,
Net cash provided by (used in):	2025	2024
Operating activities	$(132)	$(2)
Investing activities	$32	$(169)
Financing activities	$142	$229
Operating Activities
Net cash used in operating activities was $132 million for the three months ended March 31, 2025 compared to $2 million for the same period in the prior year. The change in operating cash flows is primarily due to the prior year receipt of the $87 million allocated to the performance obligations created by the Third Gilead Collaboration Agreement Amendment and the prior year receipt of $45 million from Taiho for development milestones and its opt-in on quemliclustat, partially offset by the current year receipts of $22 million for STAR-121 and PRISM-1.
Investing Activities
Cash provided by investing activities for the three months ended March 31, 2025 was primarily due to net proceeds from marketable securities of $33 million.
Cash used in investing activities for the three months ended March 31, 2024 was primarily due to net purchases of marketable securities of $165 million.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2025 was due to net proceeds of $142 million from issuance of our common stock under the February 2025 underwritten offering.
Cash provided by financing activities for the three months ended March 31, 2024 was due to net proceeds of $228 million from issuance of our common stock and proceeds of $1 million for stock issued under our equity award plans.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations outside the ordinary course of business during the three months ended March 31, 2025, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
While our significant accounting policies are described in the notes to our Condensed Consolidated Financial Statements and our Annual Report on Form 10-K filed with the SEC on February 25, 2025, we believe that the accounting policy discussed below is critical to understanding our historical and future performance, as this policy relates to the more significant areas involving management's significant judgments and estimates.

Revenue Recognition
Revenue related to certain performance obligations that are satisfied over time could be materially impacted as a result of changes in the total estimated effort required to satisfy those obligations.
For example, if we are unable to advance an investigational product to regulatory approval or if we and Gilead agree to terminate joint development of an investigational product, this could result in a decrease in the estimated effort and cost of satisfying the related performance obligation as well as an increase in the estimated percentage of completion and a corresponding cumulative catch-up adjustment to revenue. In contrast, development delays or increases in the total effort required to advance an investigation product could result in a decrease in the estimated percentage of completion and a corresponding reversal of revenue. At March 31, 2025, we have $210 million in deferred revenue related to upfront cash payments for certain performance obligations with Gilead related to R&D programs that are satisfied over time, primarily etrumadenant, of which a substantial amount would be recognized if we were unable to advance the underlying investigational product to regulatory approval or if we and Gilead were to agree to terminate development of the underlying investigational product.
A hypothetical 10% change in the total estimated effort required to satisfy, R&D activities or combined license and R&D activities, performance obligations under our agreements with Gilead would have changed the related revenue recognized during the current period by as much as $56 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from changes in interest rates and foreign currency exchange rates. Our market risks have not changed materially from those discussed in our Annual Report on Form 10-K filed with the SEC on February 25, 2025.
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
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale, nor have we ever generated any revenue from product sales. Our revenues to date have been primarily from upfront and milestone payments, R&D support and clinical materials reimbursement from our strategic partners. For the three months ended March 31, 2025 and year ended December 31, 2024, we had net losses of $112 million and $283 million, respectively. As of March 31, 2025, we had an accumulated deficit of $1.2 billion. While we may receive income from year to year under the Gilead Agreement and the Taiho Agreement, we generally expect to incur substantial and increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
As of March 31, 2025, we had $1.0 billion of cash, cash equivalents and marketable securities, which, together with our available facilities, we believe will be sufficient to provide funding through our initial pivotal read-outs for domvanalimab, quemliclustat and casdatifan, which include PEAK-1. This is based on disciplined prioritization of our resources to these programs. For example, we have paused further development for etrumadenant in third-line metastatic colorectal cancer to focus our resources on our late stage clinical portfolio and research programs. However, we cannot guarantee that we will not need additional capital and if so, that we will be able to obtain additional capital in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our R&D programs or future commercialization efforts. In addition, if we need and are able to raise additional capital, raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our intellectual property or investigational products. Our future capital requirements will depend on many factors related to the cost and timing of developing our investigational products, including:
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
The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, may also slow the time necessary for new drugs, and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Separately, in the first half of 2025, it was announced federal agencies such as the FDA and Department of Health and Human Services began laying off a large number of employees. If recent or future decreases in headcount at the FDA, or other geopolitical or global health concerns, hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
•we have appointed three individuals that were designated by Gilead to our board of directors pursuant to the terms of the Investor Rights Agreement, and Gilead owns approximately 29.7% of our outstanding common stock as of March 31, 2025. They have the right (but not the obligation) to acquire additional shares from us up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock and, as a result, may be able to exert significant influence over our company;
•Gilead could independently develop, or develop with third parties, products that compete directly or indirectly with our investigational products if Gilead believes that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours; and
•it will be difficult for us to enter into new collaborations for any programs to which Gilead has option rights.
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
Supply by third parties of the investigational products, standard-of-care drugs or comparator agents used in our clinical trials may become limited or interrupted, or more costly, which could delay, prevent or impair our development efforts.
Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living cells. We rely, and expect to continue to rely, on third-parties for the manufacture and supply of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products are approved. If any of these third-parties fail to perform these activities for us, nonclinical or clinical development of our investigational products could be delayed, which could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects. Further, we currently have limited manufacturing arrangements for our investigational products and expect that each of our investigational products will only be covered by single source suppliers for the foreseeable future. Our reliance on limited manufacturing arrangements increases the risk that we will not have and may not be able to obtain sufficient quantities of our investigational products for use in our clinical trials and, if approved, commercial activities. For example, WuXi Biologics, located in China, is currently our sole manufacturer of zimberelimab and domvanalimab. We regularly assess our supply needs against our manufactured quantities, however, if WuXi Biologics, or any other manufacturer that we rely on, is unable or unwilling to provide the quantity of material we require, there is no guarantee that any reserves we have of our investigational products will be sufficient for our future clinical development plans. If any reserves we have are depleted and we are unable to establish a reliable source of supply, our development efforts, and if approved, commercial activities, could be delayed or impaired.
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
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our investigational products. In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our investigational products. We also cannot predict the likelihood, nature or extent of government. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.
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
Current global economic conditions are highly volatile due to a number of reasons, including geopolitical instability, such as trade war, the military conflicts between Russia and Ukraine, the conflicts between Israel and Hamas, recent inflation that increased our operating expenses and disruptions in the capital and credit markets that may reduce our ability to raise additional capital when needed on acceptable terms, if at all.
Emerging international trade relations, new legislation and tariffs may also adversely impact our operations and/or financial condition by limiting or preventing the activities of third parties that we engage, increasing import costs or increasing the cost of our operations. New or increased tariffs, export controls or other trade barriers could result in higher prices for the materials we use and, if any of our investigational products are approved, could materially impact our supply chain and manufacturing costs for such products. Recent congressional legislative actions, proposed executive orders, sanctions, tariffs and other measures discourage contracting with Chinese companies on the development or manufacturing of pharmaceutical products and may restrict trade with China. WuXi Biologics, located in China, is currently our sole manufacturer of zimberelimab and domvanalimab. If WuXi Biologics becomes subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government, or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the U.S. and mainland China, it could materially impact our ability to obtain additional supply of zimberelimab and domvanalimab or significantly increase our manufacturing costs. Finding a replacement manufacturer could require significant effort and/or be prohibitively expensive, and we may not be able to do so in a timely manner which could have an adverse impact on our operations, operating results and financial condition.
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
In the U.S. and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of investigational products, restrict or regulate post-approval activities, and affect the ability to profitably sell investigational products for which marketing approval is obtained. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. Many of these initiatives are discussed in detail above under “Item 1. Business—Government Regulation—Healthcare Reform" in our Annual Report on Form 10-K filed with the SEC on February 25, 2025.
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
Based upon shares outstanding as of March 31, 2025, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 50.0% of our common stock. In particular, as of March 31, 2025, Gilead owns approximately 29.7% of our outstanding common stock (and has the right to acquire additional shares of our common stock from us to enable it to own up to 35% of our outstanding common stock), and we have appointed its three designees to our board of directors pursuant to the terms of the Investor Rights Agreement. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits.
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018
3.2	Amended and Restated Bylaws	8-K	001-38419	3.1	May 26, 2020
10.1A	Letter Agreement, dated January 13, 2025, between the Registrant and Richard Markus, MD., Ph.D.	10-K	001-38419	10.9	February 25, 2025
10.2A	Separation Agreement, between the Registrant and Dimitry Nuyten, dated January 16, 2025.	10-K	001-38419	10.42	February 25, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
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

ARCUS BIOSCIENCES, INC.

Date:	May 6, 2025	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2025	By:	/s/ Alexander Azoy
Alexander Azoy
Chief Accounting Officer (Principal Accounting Officer)