Form 10-Q
period 2025-06-30
Arcus Biosciences, Inc.
filed 2025-08-06
CIK 1724521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, the registrant had 106,430,976 shares of common stock, $0.0001 par value per share, outstanding.

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
•Obtaining and maintaining regulatory approval of investigational products in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. Even if our investigational products are approved by the U.S. Food and Drug Administration ("FDA"), they may never be approved or commercialized outside the United States ("U.S."), which would limit our ability to realize their full market potential.
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
•Our internal information technology systems, and those of our third-party Contract Research Organizations ("CROs") and other third parties upon which we rely, are subject to failure, security breaches and other disruptions, which could result in a material disruption of our investigational products’ development programs, jeopardize sensitive information, prevent us from accessing critical information or result in a loss of our assets, and potentially expose us to notification obligations, loss, liability or reputational damage and otherwise adversely affect our business.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
License and development services revenue (Includes $152, $25, $172 and $156 from a related party)	$152	$28	$172	$163
Other collaboration revenue (Includes $8, $11, $16 and $21 from a related party)	8	11	16	21
Total revenues	160	39	188	184

Operating expenses:
Research and development (Includes $11, ($14), $6 and ($30) from a related party)	139	115	261	224
General and administrative (Includes $2, $—, $2, and $— from a related party)	29	30	57	62
Impairment of long-lived assets (see Note 12, Leases)	—	—	—	20
Total operating expenses	168	145	318	306

Loss from operations	(8)	(106)	(130)	(122)

Non-operating income (expense):
Interest and other income, net	10	13	21	26
Interest expense	(2)	—	(3)	(1)
Total non-operating income, net	8	13	18	25

Income (loss) before income taxes	—	(93)	(112)	(97)

Income tax expense	—	—	—	—

Net income (loss)	$—	$(93)	$(112)	$(97)

Net income (loss) per share:
Basic	$—	$(1.02)	$(1.09)	$(1.09)
Diluted	$—	$(1.02)	$(1.09)	$(1.09)

Shares used to compute net income (loss) per share:
Basic	106.1	91.1	102.3	88.6
Diluted	106.5	91.1	102.3	88.6
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$—	$(93)	$(112)	$(97)
Other comprehensive loss	—	—	—	(1)
Comprehensive income (loss)	$—	$(93)	$(112)	$(98)
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$248	$150
Marketable securities	663	828
Receivable from collaboration partners ($4 and $6 from a related party)	15	20
Prepaid expenses and other current assets	20	18
Total current assets	946	1,016

Long-term marketable securities	16	14
Property and equipment, net	44	47
Other noncurrent assets	69	73
Total assets	$1,075	$1,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ($13 and $— to a related party)	$29	$18
Deferred revenue ($71 and $85 to a related party)	71	85
Other current liabilities	110	123
Total current liabilities	210	226

Deferred revenue, noncurrent ($60 and $234 to a related party)	60	234
Long-term debt	97	48
Other noncurrent liabilities	159	157

Commitments

Stockholders’ equity:
Common stock and additional paid-in capital: $0.0001 par value per share; 400.0 shares authorized; 106.4 shares in 2025 and 92.2 shares in 2024 issued and outstanding	1,793	1,617
Accumulated deficit	(1,244)	(1,132)
Total stockholders’ equity	549	485
Total liabilities and stockholders’ equity	$1,075	$1,150
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2023	75.5	$1,311	$(849)	$—	$462
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 13, Stockholders' equity)	15.2	228	—	—	228
Issuance of common stock in connection with our equity award programs	0.2	2	—	—	2
Stock-based compensation	—	20	—	—	20
Other comprehensive loss	—	—	—	(1)	(1)
Net loss	—	—	(4)	—	(4)
Balance at March 31, 2024	90.9	1,561	(853)	(1)	707
Issuance of common stock in connection with our equity award programs	0.4	1	—	—	1
Stock-based compensation	—	20	—	—	20
Net loss	—	—	(93)	—	(93)
Balance at June 30, 2024	91.3	$1,582	$(946)	$(1)	$635

Balance at December 31, 2024	92.2	$1,617	$(1,132)	$—	$485
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 13, Stockholders' equity)	13.6	142	—	—	142
Issuance of common stock in connection with our equity award programs	0.1	—	—	—	—
Stock-based compensation	—	16	—	—	16
Net loss	—	—	(112)	—	(112)
Balance at March 31, 2025	105.9	1,775	(1,244)	—	531
Issuance of common stock in connection with our equity award programs	0.5	3	—	—	3
Stock-based compensation	—	15	—	—	15
Net income	—	—	—	—	—
Balance at June 30, 2025	106.4	$1,793	$(1,244)	$—	$549
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net loss	$(112)	$(97)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	31	40
Depreciation and amortization	5	5
Noncash lease expense	3	4
Impairment of long-lived assets	—	20
Amortization of discounts on marketable securities	(7)	(13)
Other items, net	—	1
Changes in operating assets and liabilities:
Receivable from collaboration partners ($2 and $6 from a related party)	5	20
Other assets ($— and $6 from a related party)	(1)	15
Accounts payable (($13) and $— to a related party)	11	(1)
Deferred revenue (($188) and ($90) to a related party)	(188)	(81)
Other liabilities	(12)	(9)
Net cash used in operating activities	(265)	(96)

Cash flow from investing activities
Purchases of marketable securities	(514)	(593)
Proceeds from maturities of marketable securities	615	484
Proceeds from sales of marketable securities	69	7
Purchases of property and equipment	(1)	(4)
Net cash provided by (used in) investing activities	169	(106)

Cash flow from financing activities
Proceeds from issuance of common stock ($14 and $228 from a related party)	142	228
Proceeds from debt issuances, net	49	—
Proceeds from issuance of common stock pursuant to equity award plans	3	4
Payments of employee taxes related to net settlement of equity awards	—	(1)
Net cash provided by financing activities	194	231
Net increase in cash, cash equivalents and restricted cash	98	29
Cash, cash equivalents and restricted cash at beginning of period	153	130
Cash, cash equivalents and restricted cash at end of period	$251	$159
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
Liquidity and Capital Resources
As of June 30, 2025, we had cash, cash equivalents and marketable securities of $927 million, which we believe will be sufficient to fund our planned operations for a period of at least twelve months following the date of filing of this report.
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
Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future period.
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
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03 — Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses. This ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. We plan to adopt this guidance beginning with our 2027 Annual Report to be filed in early 2028 and all quarterly and Annual Reports thereafter. We expect the adoption of this standard to result in increased disclosures in our Notes to Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard will become effective for the fiscal year ending December 31, 2025, with early adoption permitted. We plan to adopt this guidance beginning with our 2025 Annual Report to be filed in early 2026. We are currently assessing the potential impact of the new standard on our Notes to Consolidated Financial Statements.
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
The Stock Purchase Agreement was amended in 2021 (the "First Stock Purchase Agreement Amendment"), in 2023 (the "Second Stock Purchase Agreement Amendment"), and was amended and restated in the first quarter 2024 (the "Third Stock Purchase Agreement Amendment"). Gilead’s right to purchase shares under the Third Stock Purchase Agreement Amendment expired in July 2025.
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
Gilead had the right under the Stock Purchase Agreement and the related amendments, which expired in July 2025, to purchase up to a maximum of 35% of the Company’s then-outstanding voting common stock, at a purchase price equal to the greater of a 20% premium to market (based on a trailing five-day average closing price at option exercise) or the $33.54 initial purchase price. Based on the value of our common stock at each contract closing, the right to purchase additional shares had no value. Under the Investor Rights Agreement entered into in 2020 and subsequent amendments, Gilead has: the right to designate three members of our board of directors; registration rights for shares that it purchases; and had pro rata participation rights in certain future financings that expired in July 2025. Gilead has exercised its rights to appoint all three board members and we have registered all shares purchased to date.
As of June 30, 2025, Gilead held approximately 29.5% of our outstanding common stock arising from purchases in our public offerings and under the Stock Purchase Agreement and related amendments.
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
Under the First Gilead Collaboration Agreement Amendment, Gilead also has option rights to two oncology research programs for which we will lead discovery and early development activities. With respect to these two research programs, Gilead has the right to exercise its option, on a program-by-program basis, either (i) upon our completion of certain investigational new drug ("IND")-enabling activities for an option payment of $60 million or (ii) following the achievement of a clinical development milestone for an option payment of $150 million.
In 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities. We will receive an upfront payment of $17.5 million for each initiated program and Gilead will have an option to license each program at two separate, prespecified time points. For the first two research programs, Gilead has the right, on a program-by-program basis, either (i) to exercise its option upon our completion of certain IND-enabling activities for an option payment of $45 million or (ii) to extend its option and exercise it following the achievement of a clinical development milestone for an option payment of $150 million. If Gilead exercises its option at the earlier time point for the first two programs, we would be eligible to receive up to $375 million in regulatory and commercial milestone payments as well as tiered royalties for each optioned program. For any other program option exercise by Gilead, the parties would have rights to co-develop and share global development costs and to co-commercialize and share profits in the U.S. for that program. We received a total upfront payment of $35 million for an initial two research programs in 2023. Gilead’s options to the other two research programs, as amended under the Fourth Gilead Collaboration Agreement Amendment expired in May 2025.
In the first quarter 2024, we entered into the Third Gilead Collaboration Agreement Amendment. The Third Gilead Collaboration Agreement Amendment, among other things, (i) requires Gilead to pay the $100 million option continuation payment due on the fourth anniversary of the Gilead Collaboration Agreement, which was received in the third quarter 2024 (ii) provides that we will operationalize and fund the Phase 3 PRISM-1 study evaluating quemliclustat in pancreatic cancer subject to Gilead's right to reinstate the study as part of the parties' joint development activities upon regulatory approval, (iii) provides that we will solely fund our share of PACIFIC-8, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program in the first quarter 2026, and (iv) provides that we will fund certain other activities. All other terms of the existing collaboration agreements, remain unchanged.
As of June 30, 2025, Gilead has licenses to domvanalimab, AB308, quemliclustat and zimberelimab. In the second quarter 2025, Gilead returned its license to the adenosine receptor antagonist program, which includes etrumadenant. In the first quarter 2025, Gilead's time-limited exclusive option rights to our HIF-2α program, which includes casdatifan, expired.

For the three and six months ended June 30, 2025, under the Gilead Agreements we recognized revenue of $160 million and $188 million, respectively, and for the three and six months ended June 30, 2024, we recognized revenue of $36 million and $177 million, respectively. For the three and six months ended June 30, 2025, we recognized net expense to Gilead of $13 million and $8 million, respectively, and for the three and six months ended June 30, 2024, we recognized net reimbursements from Gilead of $14 million and $30 million, respectively, in Operating expense, allocated between R&D and General and Administrative ("G&A") based upon the activity that generated the expense.
At June 30, 2025 we had a net $13 million payable to Gilead, recorded in Accounts payable on our Condensed Consolidated Balance Sheets. At June 30, 2025 and December 31, 2024, we had $4 million and $6 million, respectively, receivable from Gilead, recorded in Receivable from collaboration partners on our Condensed Consolidated Balance Sheets.
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
Gilead Collaboration
See Note 3, Related party - Gilead Sciences, Inc., for more information.
Taiho Collaboration
In 2017, we entered into an agreement with Taiho Pharmaceutical Co., Ltd ("Taiho") under which we granted them exclusive options to programs arising over a five-year period which ended in September 2022 for an upfront payment of $35 million. Upon exercising their option to a program, Taiho would obtain exclusive development and commercialization rights to investigational products under the program to Japan and certain other Asian countries (excluding China) (the "Taiho Territory").
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
As of June 30, 2025, Taiho has licenses for the Taiho Territory to (i) etrumadenant (the adenosine receptor antagonist program); (ii) zimberelimab (the anti PD-1 program); (iii) domvanalimab and AB308 (the anti-TIGIT program); and (iv) quemliclustat (the CD73 program), for which Taiho exercised its option and made an option payment of $15 million in the third quarter 2024.

In 2022, Taiho opted to participate in two global Phase 3 trials of domvanalimab and zimberelimab combinations, STAR-121 and STAR-221, and became obligated to reimburse us for their portion of the global study costs, and to make milestone payments contingent upon successfully satisfying the related clinical milestones. The clinical milestones for domvanalimab and zimberelimab for the STAR-221 study were met in 2023, and Taiho became obligated to pay us $28 million which has been fully received. The clinical milestones for domvanalimab and zimberelimab for the STAR-121 study were met in the first quarter 2024 and Taiho became obligated to pay us $26 million, of which $16 million was received in the first quarter 2024 and the remaining $10 million was received in the first quarter 2025. In the third quarter 2024, Taiho opted to participate in the global Phase 3 trial of quemliclustat, PRISM-1, and became obligated to reimburse us for their portion of the global study costs and in the first quarter 2025, Taiho dosed their first patient in Japan for PRISM-1, and became obligated to make milestone payments totaling $19 million of which $12 million was received in the first quarter 2025 and the remaining $7 million is due in the first quarter 2026. Due to the nature of this arrangement, these clinical milestones were determined to be advance cost sharing payments for a portion of the related global study Research and Development ("R&D") costs under the collaboration and are deferred and recognized as a reduction in R&D expense as the related global studies are performed, calculated as an estimated percentage of completion based on the estimated total effort for the programs.
We recognized net reimbursements including amortization of advance cost sharing payments from Taiho for the three months ended June 30, 2025 and 2024 of $8 million and $4 million, respectively, and for the six months ended June 30, 2025 and 2024 of $17 million and $7 million, respectively, recognized as a reduction in R&D expense. For the three and six months ended June 30, 2024, we recognized revenue of $3 million and $7 million, respectively under this agreement.
At June 30, 2025 and December 31, 2024, we had $11 million and $14 million, respectively, related to these agreements recorded in Receivable from collaboration partners on our Condensed Consolidated Balance Sheets. At June 30, 2025 and December 31, 2024, we had liabilities of $45 million and $36 million, respectively related to certain advance cost sharing payments under this arrangement recorded in Other liabilities, allocated between current and noncurrent based on the expected timing of future recognition.
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
Prior to January 2024, the PACIFIC-8 trial formed part of the Arcus and Gilead joint development program for domvanalimab and our portion of the trial costs were shared with Gilead. At December 31, 2023, we had recognized amounts due from Gilead for these shared costs of $6 million, recorded in Other noncurrent assets on our Consolidated Balance Sheet. Under the Third Gilead Collaboration Agreement Amendment, we agreed to solely fund our share of PACIFIC-8, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program in the first quarter 2026. For the six months ended June 30, 2024, we incurred $6 million under the Third Gilead Collaboration Agreement as R&D expense, reflecting our additional share of costs previously shared with Gilead.
We recognized as R&D expense for the three months ended June 30, 2025 and 2024 of $4 million and $4 million, respectively, and for the six months ended June 30, 2025 and 2024 of $8 million and $6 million, respectively under this arrangement.
At June 30, 2025 and December 31, 2024, we recognized a total liability of $21 million and $26 million, respectively, related to our obligation to AstraZeneca, recorded in Other current liabilities and Other noncurrent liabilities on our Condensed Consolidated Balance Sheets based on the expected timing of payment.

WuXi Biologics License - anti-PD-1
In 2017, we entered into an agreement with WuXi Biologics Ireland Limited ("WuXi Biologics") which, as amended, provides us with exclusive rights to (i) develop, use and manufacture products that include an anti-PD-1 antibody, including zimberelimab, worldwide and (ii) commercialize any such products worldwide, except in Greater China. As of June 30, 2025, under this arrangement, we may incur (i) additional regulatory milestone payments of up to $50 million and commercialization milestone payments of up to $375 million, (ii) tiered royalties that range from the high single-digits to low teens on net sales of the licensed products and (iii) fees related to any sublicenses.
We did not have any milestones or royalties due under this arrangement for the three and six months ended June 30, 2025 and 2024.
WuXi Biologics License - anti-CD39
In 2020, we entered into an agreement with WuXi Biologics, under which we obtained the exclusive worldwide license to develop and commercialize anti-CD39 antibodies discovered under this arrangement. As of June 30, 2025, we may incur additional clinical and regulatory milestone payments of up to $14 million and royalty payments in the low single digits on net sales of the licensed products under this agreement.
We did not have any milestones or royalties due under this arrangement for the three and six months ended June 30, 2025 and 2024.
Abmuno License
In 2016, we entered into an agreement (the "Abmuno Agreement") with Abmuno Therapeutics LLC ("Abmuno"), under which we obtained the exclusive worldwide license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. As of June 30, 2025, under this arrangement we may incur additional clinical, regulatory and commercialization milestone payments of up to $88 million.
We did not have any milestones due under this arrangement for the three and six months ended June 30, 2025 and 2024.
Note 5. Revenues
The following table summarizes our revenues by collaboration, category of revenue, and the method of recognition (in millions):

			Three Months Ended June 30,		Six Months Ended June 30,
	Over time	Point in time	2025	2024	2025	2024
Gilead collaboration
License and R&D services	*		$154	$27	$177	$160
Access rights	*		6	9	11	17
Taiho collaboration
Other	*		—	3	—	7
Total revenues			$160	$39	$188	$184

Total revenues from collaborations			$152	$28	$172	$163
Total revenues from a customer			$8	$11	$16	$21
Revenues from Gilead accounted for 100% and 92% of Total revenues for the three months ended June 30, 2025 and 2024, respectively and 100% and 96% of Total revenues for the six months ended June 30, 2025 and 2024, respectively.

The following table summarizes the revenue recognized as a result of changes in the deferred revenue balance (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue recognized from amounts in deferred revenue at the beginning of the period	$160	$39	$188	$180
We had $131 million and $319 million of deferred revenue remaining on our Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, respectively, allocated between current and noncurrent based on the expected timing of future recognition.
Revenue from the Gilead Collaboration
In the first quarter 2025, we decided to pause future development of etrumadenant. In June 2025, Gilead terminated its rights to etrumadenant (the adenosine receptor antagonist program). We determined that this was a significant reduction in the scope of the arrangement, which met the accounting definition of a contract modification. As a result, we accounted for this as both a modification of the existing contract and the creation of a new contract. Under the applicable accounting rules for such contract modifications, we did not adjust the accounting for completed performance obligations that were distinct from the modified goods or services. Accordingly, we allocated the updated transaction price of $256 million, which was comprised of the deferred revenue remaining as of the modification date, to the remaining unsatisfied and partially satisfied performance obligations and updated the measure of progress as of the modification date, which resulted in a cumulative catch-up to revenue of $143 million during the three and six months ended June 30, 2025. The impact of this cumulative catch-up on net income (loss) per share, basic and diluted, in the three and six months ended June 30, 2025, was to reduce net loss per share by $1.35 and $1.40, respectively. See Note 3, Related party - Gilead Sciences, Inc., for more information.
The following table summarizes the allocation of the updated transaction price to the remaining unsatisfied and partially satisfied performance obligations (in millions):

Allocation to performance obligations	Distinct	Combined	Amount
License and R&D services		*	$192
R&D services	*		17
Access rights and option continuation periods	*		30
Rights to certain studies	*		17
Total allocated transaction price			$256
We account for these performance obligations as follows:
License and R&D Services - Etrumadenant, Quemliclustat and Domvanalimab
Under the Gilead Collaboration Agreement, Gilead obtained options to the exclusive rights: to our adenosine receptor antagonist program, etrumadenant; to our CD73 program, quemliclustat; and to our anti-TIGIT program, domvanalimab and AB308. Effective December 2021, under the First Gilead Collaboration Agreement Amendment, Gilead exercised these options and obtained exclusive licenses to these programs for a total non-refundable payment totaling $725 million.
We determined the standalone selling price of each license using a discounted cash flow method and the R&D services for each program, using an expected cost-plus margin approach. For domvanalimab, we determined that the license was distinct based on an evaluation of the delivery of the license, noting that the program was in the later stages of development and the ongoing R&D services do not significantly modify or customize the related intellectual property. For etrumadenant and quemliclustat programs, we determined that the license and R&D services were combined at the inception of the agreement based on an evaluation of the delivery of the license, due to the early stage of the technology and the specialized nature of our know-how. We recognize the amounts allocated to R&D services for domvanalimab and the combined license and R&D for etrumadenant and quemliclustat as each performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for each program.
Effective June 2025, these performance obligations were partially satisfied and we allocated the updated transaction price to these performance obligations based on their standalone selling prices and adjusted revenue based on an updated measure of progress, which resulted in a cumulative catch-up of revenue of $143 million during the three and six months ended June 30, 2025.

For the three and six months ended June 30, 2025, we recognized revenue of $152 million and $172 million respectively, (including the cumulative catch-up due to Gilead's termination of its rights to etrumadenant). For the three and six months ended June 30, 2024, we recognized revenue of $25 million and $156 million (including the cumulative catch-up due to the Third Gilead Collaboration Agreement Amendment executed in the first quarter 2024), respectively. This was recognized within License and development services revenue in our Condensed Consolidated Statements of Operations.
Access Rights and Option Continuation Periods
Under the Gilead Collaboration Agreement entered into in 2020 and related amendments, Gilead has exclusive access to our current programs as well as future programs for a period of ten years, contingent upon option continuation payments totaling $300 million, consisting of a $100 million payment on each of the fourth (paid in July 2024), sixth, and eighth anniversaries of the Gilead Collaboration Agreement.
The standalone selling price of the ongoing R&D pipeline access and the option continuation material rights were determined using an expected cost-plus margin approach, with the option continuation material rights probability-adjusted for the likelihood of exercise. We use a time-elapsed input method to measure progress toward satisfying the access rights performance obligation, which is the method we believe most faithfully depicts our performance in transferring the promised services during the time period in which Gilead has access to our R&D pipeline. Accordingly, the revenue allocated to the initial four-year access rights performance obligation was recognized using this input method over the remaining period through July 2024, and for the fourth anniversary access rights continuation, over the two-year period commencing July 2024. For the remaining access rights option continuation periods commencing on the sixth, and eighth anniversaries of the agreement, if Gilead elects to exercise their option, we will recognize the revenue allocated to that option together with the $100 million continuation payment over the new minimum access period or immediately if the option lapses.
For the three and six months ended June 30, 2025, we recognized revenue of $5 million and $11 million respectively. For the three and six months ended June 30, 2024, we recognized revenue of $9 million and $17 million, respectively. This was recognized within Other collaboration revenue in our Condensed Consolidated Statements of Operations.
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
As of June 30, 2025, we have $17 million of deferred revenue on our Condensed Consolidated Balance Sheet related to these performance obligations.
R&D Services - Inflammation Programs
In addition to the amendments noted above, in May 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities, see Note 3, Related party - Gilead Sciences, Inc., for more information. In 2023, we received a total upfront payment of $35 million for an initial two jointly selected research-stage programs. We determined that the Second Gilead Collaboration Agreement Amendment represented a separate contract.
We determined that we have two separate distinct performance obligations to perform R&D services for Gilead related to discovery and early development activities for each research program for which they have made an upfront payment and, at the amendment closing date, we allocated the transaction price of $35 million equally to the two performance obligations created by this amendment based upon there standalone selling prices. The standalone selling prices of these obligations were determined using an expected cost-plus margin approach. We recognize the amounts allocated to these services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program. The options to acquire additional licenses or services did not result in additional performance obligations because they did not provide a material right at contract inception, primarily due to the very early stages of the programs.

For the three and six months ended June 30, 2025, we recognized revenue of $3 million and $5 million respectively. For the three and six months ended June 30, 2024, we recognized revenue of $2 million and $4 million, respectively. This was recognized in Other collaboration revenue in our Condensed Consolidated Statements of Operations.
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
We did not record a provision for income taxes for the three and six months ended June 30, 2025 and 2024 because of forecasted full year net operating losses ("NOLs"), which consider the timing of recognition of deferred revenue for tax purposes and the effects of the mandatory capitalization and amortization of R&D expenses starting in 2022, as required by the 2017 Tax Cuts and Jobs Act. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on our deferred tax assets and state income taxes.
As of June 30, 2025 and December 31, 2024, we have provided a valuation allowance against U.S. federal and state deferred tax assets. We continue to evaluate the realizability of deferred tax assets and the related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination.
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
Note 7. Net income (loss) per share
The computation of basic earnings per share ("EPS") is based on the weighted-average number of our common shares outstanding. The computation of diluted EPS is based on the weighted-average number of our common shares outstanding and dilutive potential common shares, which primarily include shares that may be issued under our stock option, restricted stock and performance unit award programs (collectively, dilutive securities), as determined by using the treasury stock method.
The computations for basic and diluted EPS were as follows (in millions, except per-share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) (Numerator):
Net income (loss)	$—	$(93)	$(112)	$(97)

Weighted-average shares (Denominator):
Outstanding	106.1	91.1	102.3	88.6
Effect of dilutive securities	0.4	—	—	—
Weighted-average shares for diluted EPS	106.5	91.1	102.3	88.6

Net income (loss) per share - Basic	$—	$(1.02)	$(1.09)	$(1.09)
Net income (loss) per share - Diluted	$—	$(1.02)	$(1.09)	$(1.09)

The following table summarizes potentially dilutive securities excluded from the computation of diluted net loss per share calculations because they would have been antidilutive (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock options issued and outstanding	17.0	15.6	17.7	15.6
Restricted stock units issued	3.9	3.0	4.0	3.0
Employee stock purchase plan shares	0.2	0.2	0.2	0.2
Total potential dilutive securities	21.1	18.8	21.9	18.8
We have also excluded the effect of Gilead’s right to purchase additional shares of our common stock which expired in July 2025, from the calculation as these rights had no intrinsic value at either June 30, 2025 or 2024.
Note 8. Stock-based compensation
Stock-based Compensation Expense
The following table reflects the components of stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$8	$10	$16	$20
General and administrative	7	10	15	20
Total stock-based compensation	$15	$20	$31	$40
Note 9. Cash, cash equivalents and marketable securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the fair value of our cash, cash equivalents and marketable securities, all of which are considered available for sale, by type of securities (in millions):

Types of securities as of June 30, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$187	$—	$—	$187
U.S. treasury securities	229	—	—	229
Corporate securities and commercial paper	485	—	—	485
U.S. government agency securities	2	—	—	2
Certificate of deposit	24	—	—	24
Total cash, cash equivalents and marketable securities	$927	$—	$—	$927

Types of securities as of December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$120	$—	$—	$120
U.S. treasury securities	251	—	—	251
Corporate securities and commercial paper	592	—	—	592
U.S. government agency securities	5	—	—	5
Certificate of deposit	24	—	—	24
Total cash, cash equivalents and marketable securities	$992	$—	$—	$992

The following table summarizes the fair values of our cash, cash equivalents and marketable securities by location in the Condensed Consolidated Balance Sheets and contractual maturity (in millions):

Location in Condensed Consolidated Balance Sheets	Contractual Maturity	June 30, 2025	December 31, 2024
Cash and cash equivalents	—	$248	$150
Marketable securities	Within one year	663	828
Long-term marketable securities	Between one and three years	16	14
Total cash, cash equivalents and marketable securities		$927	$992
Realized gains or losses recognized on the sale of available-for-sale marketable securities were not material for the three and six months ended June 30, 2025 and 2024 and are included in Interest and other income, net, in the Condensed Consolidated Statements of Operations. The cost of a security sold is determined using the specific-identification method.
We limit the credit risk associated with our investments by placing them with banks and institutions we believe are highly credit worthy and investing in highly rated investments. We held a total of 79 and 54 positions in securities which were in unrealized loss positions as of June 30, 2025 and December 31, 2024, respectively, which were immaterial individually and in aggregate. We do not intend to sell our securities with unrealized loss positions and have concluded we will not be required to sell the securities before recovery of the amortized cost for the investment at maturity. No credit related losses have been recognized for any of the periods presented.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the total shown in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of June 30,
	2025	2024
Cash and cash equivalents	$248	$156
Restricted cash (included in Other noncurrent assets)	3	3
Total cash, cash equivalents and restricted cash	$251	$159
Restricted cash at June 30, 2025 and 2024 represents cash balances held as security in connection with our facility lease agreements.
Note 10. Condensed consolidated balance sheet components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Prepaid expenses and other assets	$15	$13
Accrued interest receivable	5	5
Total prepaid expenses and other current assets	$20	$18
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Accrued research and development	$61	$65
Accrued personnel expenses	21	31
Current portion of lease liabilities	12	12
Other	16	15
Total other current liabilities	$110	$123

Note 11. Long-term debt
The following table summarizes our borrowings (in millions):

	June 30, 2025	December 31, 2024
Long-term debt, non-current (Contractual maturity 2029)	$100	$50
Unamortized discounts and issuance costs	(3)	(2)
Total long-term debt	$97	$48
On August 27, 2024, we and Hercules Capital, Inc. ("Hercules") entered into a loan and security agreement (the "Hercules Agreement"), under which Hercules agreed to lend us up to $250 million in term loans in various tranches subject to minimum draw requirements for each tranche. Under the terms of this agreement, $50 million was drawn at closing and $50 million was drawn in the second quarter 2025, with an additional $50 million committed and fully available at our sole option in minimum increments of $25 million. A second tranche of $100 million will be available subject to future approval by Hercules.
The term loans have an interest only period for the first 48 months from the agreement date and bear cash interest at a rate equal to the greater of (i) 10.45% or (ii) the prime rate plus 1.95%. The agreement allows us to defer up to 2.0% of the cash interest as payment-in-kind interest which is added to the principal at a 1.10 multiple. Effective July 1, 2025, we have elected the maximum payment-in-kind deferral.
The aggregate future minimum payments due under the Hercules Agreement, including principal payments, payment-in-kind interest incurred to date, and the end of term charge, are as follows (in millions):

Maturity Date	Amount
2028	$30
2029	78
Total payments	$108
During the three and six months ended June 30, 2025, we recognized $1 million and $3 million of interest expense. The effective interest rate of the debt, including payment-in-kind interest, amortization of the debt discount, and issuance costs, was 13.08% commencing with the quarter ended June 30, 2025 compared to 13.39% for the quarters ended March 31, 2025 and prior.

Note 12. Leases
The following table summarizes our cash and non-cash information related to our operating leases (in millions):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities	$9	$8
In the first quarter 2024, we evaluated our plans for a portion of our office space that we expected to sublease, and identified indicators of impairment to certain right-of-use assets associated with the leased space where the asset value was determined to be non-recoverable based upon a discounted cash flow analysis, resulting in an impairment charge of $20 million for the three months ended March 31, 2024 and the six months ended June 30, 2024.
As of June 30, 2025 and December 31, 2024, we have provided deposits for letters of credit totaling $3 million to secure our obligations under our leases, which are included in Other noncurrent assets on the Condensed Consolidated Balance Sheets.

Note 13. Stockholders' equity
Common Stock
Underwritten Offering
In the first quarter 2025, we sold through an underwritten offering, 13.6 million shares of our common stock at price of $11.00 per share, for total gross proceeds of approximately $150 million, before deducting underwriting discounts, commissions and offering expenses. As part of this underwritten offering, Gilead purchased 1.4 million shares of our common stock for total gross proceeds of $15 million.
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
The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

Fair value measurement as of June 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$187	$—	$—	$187
U.S. treasury securities	—	229	—	229
Corporate securities and commercial paper	—	485	—	485
U.S. government agency obligations	—	2	—	2
Certificate of deposit	—	24	—	24
Total assets measured at fair value	$187	$740	$—	$927

Fair value measurement as of December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$120	$—	$—	$120
U.S. treasury securities	—	251	—	251
Corporate securities and commercial paper	—	592	—	592
U.S. government agency obligations	—	5	—	5
Certificate of deposit	—	24	—	24
Total assets measured at fair value	$120	$872	$—	$992
Liabilities
Liability for sale of future royalties	$—	$—	$21	$21
Total liabilities measured at fair value	$—	$—	$21	$21
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
Long-term debt
As of June 30, 2025, the estimated fair value of our long-term debt approximated the carrying amount. The fair value of the long-term debt was estimated for disclosure purposes only and was determined based on other inputs that are observable, and thus categorized as Level 2 in the fair value hierarchy.

Note 15. Business segment
We operate and manage our business as one reportable and operating segment, which is the business of developing and commercializing highly differentiated therapies that have a meaningful impact on patients. Our chief operating decision maker ("CODM") is the Chief Executive Officer, who decides how to allocate resources and assesses segment performance based on net income (loss) reported in the Condensed Consolidated Statements of Operations.
The table below is a summary of the segment net income (loss), including significant segment expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenues	160	39	188	184
Less:
Late-stage development programs (1)	74	64	129	127
Early-stage development and preclinical programs (2)	38	33	80	58
Compensation and personnel costs	61	64	128	128
Depreciation and amortization	2	2	5	5
Impairment of long-lived assets	—	—	—	20
Interest income, net	(8)	(13)	(18)	(25)
Income tax expense	—	—	—	—
Other segment items (3)	26	22	47	45
Partnership reimbursements	(33)	(40)	(71)	(77)
Segment and Consolidated net income (loss)	$—	$(93)	$(112)	$(97)
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
Total segment assets at June 30, 2025 and 2024 were $1.1 billion and $1.2 billion, respectively.

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
Forward Looking Statements and Website Information
The discussion contained herein and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. The words "believe," "may," "will," "estimate," "continue," "anticipate," "design," "intend," "expect," "could," "plan," "potential," "predict," "seek," "should," "would", "advance", "future", "prepare" or the negative version of these words and similar expressions are intended to identify forward-looking statements. Such statements reflect our beliefs and opinions on the relevant subject based upon information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Our actual results could differ materially from those discussed in these forward-looking and other statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled "Risk Factors."
We intend to use our website www.arcusbio.com as a means of disclosing material non-public information and for complying with our disclosure obligations under the Regulation FD. Such disclosures will be included on the company’s website under the heading "Investors & Media." Accordingly, investors should monitor such portions of the company’s website, in addition to following the company’s press releases, SEC filings and public conference calls and webcasts (if any). The information contained on, or that may be accessed through our website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q.
Overview
We are a clinical-stage biopharmaceutical company focused on creating best-in-class therapies. Using our robust and highly efficient drug discovery capability, we have created a significant portfolio of investigational products which are in clinical development, with our most advanced molecule, an anti-TIGIT antibody, now in multiple Phase 3 registrational studies targeting lung and GI cancers. Our deep portfolio of novel small molecules and enabling antibodies allows us to create highly differentiated therapies, which we are developing to treat multiple large indications. We expect our clinical-stage portfolio to continue to expand and to include molecules targeting immuno-oncology ("IO"), cancer cell-intrinsic and immunological pathways. Our vision is to create, develop and commercialize highly differentiated therapies that have a meaningful impact on patients.
Our Clinical Product Portfolio
We currently have seven clinical programs focused on unique targets including HIF-2α, TIGIT, PD-1, adenosine A2a and A2b receptors, CD73, CD39, and AXL. In 2020, we entered into the Gilead Collaboration Agreement with Gilead to strategically advance our portfolio through a collaborative relationship. The Gilead Collaboration Agreement and subsequent amendments provide Gilead with exclusive licenses to our anti-PD-1 program (including zimberelimab), anti-TIGIT program (including domvanalimab) and CD73 program (including quemliclustat). They also have time-limited exclusive option rights to our clinical programs. In the second quarter 2025, Gilead returned its license to the adenosine receptor antagonist program (including etrumadenant). Our HIF-2α program (including casdatifan) is no longer subject to Gilead’s option under the Gilead Collaboration Agreement and Gilead has no further rights to the program.

The following chart summarizes our current clinical pipeline:
cabo: cabozantinib; cas: casdatifan; chemo: chemotherapy; dom: domvanalimab; etruma: etrumadenant; gem/nab-pac: gemcitabine/nab-paclitaxel; IO: immuno-oncology; ipi: ipilimumab nivo: nivolumab; pembro: pembrolizumab; quemli: quemliclustat; rego: regorafenib; volru: volrustomig; zanza: zanzalintinib; zim: zimberelimab.
* Gilead and Arcus co-develop globally and share co-commercialization rights in the U.S. for domvanalimab, zimberelimab and quemliclustat. Gilead holds commercialization rights outside of the U.S. subject to any third-party rights.
**+/- biologic, e.g. bevacizumab or biosimilar, will be included for all patients in whom it is not contraindicated.

Significant Developments
The following is a summary of the recent significant developments affecting our business:
HIF-2α Program (casdatifan)
•In June 2025, we presented initial data from the ARC-20 study evaluating casdatifan plus cabozantinib that showed that nearly half of patients with metastatic cancer had a confirmed response:
◦Treatment with casdatifan, a HIF-2a inhibitor, plus cabozantinib, a tyrosine kinase inhibitor, showed a confirmed overall response rate of 46% in patients who reached a minimum of 12 weeks (two scans) of follow-up,
◦The combination had a manageable safety profile, and there was no meaningful overlapping toxicity for the two drugs.
•The data supported the initiation of two studies:
◦PEAK-1, a Phase 3 study evaluating casdatifan plus cabozantinib versus cabozantinib in immunotherapy-experienced clear cell renal cell carcinoma ("ccRCC"), that has been initiated; and
◦eVOLVE-RCC02, a Phase 1b/3 study sponsored and operationalized by AstraZeneca, evaluating casdatifan plus volrustomig, an investigational anti-PD-1/CTLA-4 bispecific antibody, in first-line, metastatic ccRCC, that has also been initiated.
CD73 Program (quemliclustat)
•In July 2025, we announced that quemliclustat, an investigational small molecule CD73 inhibitor, was granted Orphan Drug Designation by the FDA for the treatment of pancreatic cancer.
Adenosine Receptor Antagonist Program (etrumadenant)
•In the first quarter 2025, based on our strategic priorities, we decided to pause future development of etrumadenant and in June 2025, Gilead returned its license to the adenosine receptor antagonist program, which includes etrumadenant.
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
In addition, under our arrangements with WuXi Biologics, Abmuno and AstraZeneca, we may incur additional clinical and regulatory milestone payments based on the development progress of our investigational products. We may also be required to pay royalties in the event of a successful product launch and our receipt of commercial revenues. Therefore, we are unable to predict the timing or the final cost to complete our clinical programs or validation of our manufacturing and supply processes and delays may occur due to numerous factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in "Item 1A. Risk Factors" of the Quarterly Report.
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

Results of Operations
The following table summarizes our results of operations (in millions):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024		2025	2024
Revenues:
License and development services revenue	$152	$28	443%	$172	$163	6%
Other collaboration revenue	8	11	(27%)	16	21	(24)%
Total revenues	160	39	310%	188	184	2%
Operating expenses:
Research and development	139	115	21%	261	224	17%
General and administrative	29	30	(3%)	57	62	(8%)
Impairment of long-lived assets	—	—	—%	—	20	(100%)
Total operating expenses	168	145	16%	318	306	4%
Loss from operations	(8)	(106)	(92%)	(130)	(122)	7%
Non-operating income, net	8	13	(38%)	18	25	(28%)
Income (loss) before income taxes	—	(93)	(100%)	(112)	(97)	15%
Income tax expense	—	—	*	—	—	*
Net income (loss)	$—	$(93)	(100%)	$(112)	$(97)	15%
*Not meaningful
Total Revenues
The increase in Total revenues for the three months ended June 30, 2025 was primarily driven by the cumulative catch-up from license and development services revenue of $143 million relating to pausing future development of etrumadenant and Gilead's related return of its license to the program.
The increase in Total revenues for the six months ended June 30, 2025 was primarily driven by the cumulative catch-up from license and development services revenue of $143 million relating to pausing future development of etrumadenant and Gilead's related return of its license to the program, partially offset by the cumulative catch-up of $107 million in the prior year as a result of the Third Gilead Collaboration Agreement Amendment in the first quarter 2024.
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
		domvanalimab zimberelimab quemliclustat**	ARC-10* STAR-121 STAR-221 PACIFIC-8 PEAK-1 PRISM-1
Early-stage development and preclinical programs	R&D expenses incurred for activities ranging from early-stage development and preclinical to Phase 2 clinical trials. This includes all unallocated program-level expense not directly attributable to a specific clinical trial unless the related program has entered into one or more Phase 3 clinical trials.	quemliclustat** etrumadenant casdatifan AB598 AB801	ARC-7 ARC-8 ARC-9 ARC-20 ARC-25 ARC-26* ARC-27 EDGE-Lung EDGE-Gastric eVOLVE STELLAR-009* VELOCITY-Lung VELOCITY-HNSCC***
Compensation and personnel costs	Internal costs, such as salaries, non-cash stock-based compensation, and other personnel expenses for our R&D employees that are not allocated to specific programs or trials.	—	—
Other costs	Facilities, depreciation, and other external costs that are not recorded at the investigational product level.	—	—
Partnership reimbursements	Reimbursements from our collaboration partners for shared costs incurred by us and recognized as a reduction in R&D expense.	—	—
* Study discontinued or completed
** Quemliclustat moved from early-stage development and preclinical program to a late-stage development program in the third quarter 2024
*** Head and Neck Squamous Cell Carcinoma ("HNSCC")
The following table summarizes our R&D expenses by category (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
Category	2025	2024	Change	2025	2024	Change
Late-stage development programs	$74	$64	16%	$129	$127	2%
Early-stage R&D and preclinical programs	38	33	15%	80	58	38%
Compensation and personnel costs	45	45	—%	94	90	4%
Other costs	15	13	15%	29	26	12%
Partnership reimbursements	(33)	(40)	(18)%	(71)	(77)	(8)%
Total research and development	$139	$115	21%	$261	$224	17%
The increase in R&D expenses for the three months ended June 30, 2025 was primarily due to increased CMC costs. We expect to incur elevated costs related to this activity through the third quarter 2025. Otherwise, clinical costs for our late-stage programs were flat, as increased enrollment and start-up activities for PRISM-1 and PEAK-1 were largely offset by lower costs for STAR-221. Other increases in expense resulted from an increase in early-stage development activities, driven by Phase 2 activities for casdatifan. Increases in compensation and personnel costs were partially offset by a $2 million decrease in non-cash stock-based compensation.

The increase in R&D expenses for the six months ended June 30, 2025 was primarily driven by higher costs in our early-stage development activities, driven by Phase 2 activities for casdatifan. Increases in compensation and personnel costs were partially offset by a $4 million decrease in non-cash stock-based compensation.
R&D expense by quarter may fluctuate due to the timing of clinical manufacturing and standard-of-care therapeutic purchases with a corresponding impact on reimbursements. We expect R&D expenses to decline commencing in the fourth quarter 2025 as costs related to the domvanalimab Phase 3 development program decrease significantly.
General and Administrative Expenses
The decrease in G&A expenses for the three months ended June 30, 2025 was primarily driven by a decrease in compensation and personnel costs driven by a $3 million decrease in non-cash stock-based compensation, partially offset by increased costs recognized in the quarter in connection with the Gilead Agreement.
The decrease in G&A expenses for the six months ended June 30, 2025 was primarily driven by costs recognized in the prior year in connection with the Third Gilead Agreement Amendment, as well as a decrease in compensation and personnel costs driven by a $5 million decrease in non-cash stock-based compensation.
Impairment of Long-Lived Assets
The impairment expense for the six months ended June 30, 2024 was due to our 2024 evaluation and sublease of a portion of our office space, resulting in an impairment charge of $20 million.
Non-Operating Income, net
The decrease in Non-operating income, net for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, was primarily due to lower investment yields and lower average portfolio balances, and the interest expense on our long-term debt agreement which we entered into in the third quarter 2024.
The decrease in Non-operating income, net for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, was primarily due to lower investment yields and the interest expense on our long-term debt agreement which we entered into in the third quarter 2024.
Income Tax Expense
There was no Income tax expense for the three and six months ended June 30, 2025 or 2024 due to forecasted full year net operating losses.
The One Big Beautiful Bill Act ("OBBBA") was enacted on July 4, 2025. The OBBBA contains several changes to corporate taxation, including permanent repeal of the requirement to capitalize domestic research and experimental expenditures for federal income tax purposes for taxable years beginning after December 31, 2024. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.
Liquidity and Capital Resources
Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury and agency obligations, investments in corporate securities and certificates of deposit. Based on our existing business plan, we believe that our cash, cash equivalents, marketable securities and existing facilities as of June 30, 2025 will be sufficient to fund our planned level of operations for a period of at least twelve months following the date of filing of this report and provide funding through our initial pivotal read-outs for domvanalimab, quemliclustat and casdatifan, which include PEAK-1.
Sources of Liquidity
To date, we have financed our operations primarily from the sale of our equity securities, upfront or milestone payments from our research, collaboration and license agreements with our strategic partners including Gilead and debt financing. We will need additional funding to support our continuing operations and pursue our long-term development strategy. Until such time that we can generate significant revenue from sales of our investigational products, if ever, we may finance our operations through the sale of equity, debt financings or other capital sources, including existing or potential collaborations with other companies or other strategic transactions. See "Item 1A. Risk Factors" for a discussion of the factors that could impact our liquidity.

In the first quarter 2024, we amended and restated the Stock Purchase Agreement and sold 15.2 million shares of our common stock to Gilead at a purchase price of $21.00 per share for total gross proceeds of $320 million. Of the $320 million equity investment, $87 million was determined to be a premium on the purchase of common stock and allocated to the performance obligations created by the Third Gilead Collaboration Agreement Amendment. Gilead acquired an additional 1.4 million shares of our common stock in the February 2025 underwritten offering and subsequently held approximately 29.5% of our outstanding common stock as of June 30, 2025.
In 2023, we entered into an equity distribution agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200 million. During the six months ended June 30, 2025 and 2024, there were no sales of our common stock under this agreement.
In the third quarter 2024, we obtained a $250 million term loan facility from Hercules. Under the terms of the term loan facility, $50 million was drawn at closing, $50 million was drawn in the second quarter 2025 and an additional $50 million is committed and fully available at our sole option in minimum increments of $25 million. A second tranche of $100 million will be available to support strategic initiatives, subject to future approval by Hercules. See Note 11, Long-term debt, in Part I, Item 1, to our Condensed Consolidated Financial Statements for further discussion.
In February 2025, we issued through an underwritten offering, 13.6 million shares of our common stock at a price of $11.00 per share, for total gross proceeds of approximately $150 million, before deducting underwriting discounts, commissions and offering expense.
Cash Flows
The following table summarizes our cash flow activities for each of the periods presented below (in millions):

	Six Months Ended June 30,
Net cash provided by (used in):	2025	2024
Operating activities	$(265)	$(96)
Investing activities	$169	$(106)
Financing activities	$194	$231
Operating Activities
Net cash used in operating activities was $265 million for the six months ended June 30, 2025 compared to $96 million for the same period in the prior year. The change in operating cash flows is primarily due to the prior year receipt of the $87 million allocated to the performance obligations created by the Third Gilead Collaboration Agreement Amendment and the timing of receipts from Taiho for development milestones for STAR-121, STAR-221, and PRISM-1.
Investing Activities
Cash provided by investing activities for the six months ended June 30, 2025 was primarily due to net proceeds from marketable securities of $170 million.
Cash used in investing activities for the six months ended June 30, 2024 was primarily due to net purchases of marketable securities of $102 million.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2025 was due to net proceeds of $142 million from issuance of our common stock under the February 2025 underwritten offering and $49 million from our borrowings under the Hercules Agreement.
Cash provided by financing activities for the six months ended June 30, 2024 was due to net proceeds of $228 million from issuance of our common stock.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations outside the ordinary course of business during the three months ended June 30, 2025, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, other than the following:
We are obligated to make principal loan payments and an end of term charge under the loan and security agreement with Hercules that we entered into on August 27, 2024 and under which we drew an additional $50 million in June 2025. See Note 11 to our Condensed Consolidated Financial Statements in Part I, Item 1 for further discussion.

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
Standalone selling price
As part of the accounting for contracts with customers, we develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract.
In the first quarter 2025, we decided to pause future development of etrumadenant. In June 2025, Gilead terminated its rights to etrumadenant (the adenosine receptor antagonist program). We determined that this was a significant reduction in the scope of the arrangement, which met the definition of a contract modification. We accounted for this contract modification as both a modification of the existing contract and the creation of a new contract. (See Note 5, Revenues, in Part I, Item 1 for further discussion). We determined the standalone selling price of certain performance obligations and allocated the total transaction price to each performance obligation on a relative standalone selling price basis. The estimation of the standalone selling price included estimates for forecasted costs, development timelines, discount rates, and probabilities of technical and regulatory success.
Under the applicable accounting rules for such contract modifications, we did not adjust the accounting for completed performance obligations that were distinct from the modified goods or services. However, we were required to adjust revenue previously recognized to reflect the effect of the contract modification due to the updated transaction price allocated to the partially satisfied performance obligations and the updated measure of progress as of the modification date. Accordingly, we recognized a cumulative catch-up to revenue of $143 million based on the updated transaction price and measure of progress for the partially satisfied performance obligations.
A hypothetical 10% change in the updated standalone selling prices or the updated measure of progress as of the modification date related to Third Gilead Collaboration Agreement Amendment would have changed the cumulative catch-up to revenue recognized during the current quarter and year to date period by as much as $3 million.
Changes in total estimated effort
Revenue related to certain performance obligations that are satisfied over time could be materially impacted as a result of changes in the total estimated effort required to satisfy those obligations.
For example, if we are unable to advance an investigational product to regulatory approval or if we and Gilead agree to terminate joint development of an investigational product, this could result in a decrease in the estimated effort and cost of satisfying the related performance obligation as well as an increase in the estimated percentage of completion and a corresponding cumulative catch-up adjustment to revenue. In contrast, development delays or increases in the total effort required to advance an investigation product could result in a decrease in the estimated percentage of completion and a corresponding reversal of revenue. At June 30, 2025, we had $131 million in deferred revenue related to upfront cash payments for certain performance obligations related to R&D programs that are satisfied over time, of which a substantial amount would be recognized if we were unable to advance the underlying investigational product to regulatory approval or if we and Gilead were to agree to terminate development of the underlying investigational product.
A hypothetical 10% change in the total estimated effort required to satisfy, R&D activities or combined license and R&D activities, performance obligations under our agreements would have changed the related revenue recognized by as much as $58 million, for both the current quarter and year to date.

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
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale, nor have we ever generated any revenue from product sales. Our revenues to date have been primarily from upfront and milestone payments, R&D support and clinical materials reimbursement from our strategic partners. For the six months ended June 30, 2025 and year ended December 31, 2024, we had net income of $— million and net loss of $283 million, respectively. As of June 30, 2025, we had an accumulated deficit of $1.2 billion. While we may receive income from year to year under the Gilead Agreement and the Taiho Agreement, we generally expect to incur substantial and increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
As of June 30, 2025, we had $927 million of cash, cash equivalents and marketable securities, which, together with our available facilities, we believe will be sufficient to provide funding through our initial pivotal read-outs for domvanalimab, quemliclustat and casdatifan, which include PEAK-1. This is based on disciplined prioritization of our resources to these programs. For example, we have paused further development for etrumadenant in third-line metastatic colorectal cancer to focus our resources on our late stage clinical portfolio and research programs. However, we cannot guarantee that we will not need additional capital and if so, that we will be able to obtain additional capital in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our R&D programs or future commercialization efforts. In addition, if we need and are able to raise additional capital, raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our intellectual property or investigational products. Our future capital requirements will depend on many factors related to the cost and timing of developing our investigational products, including:
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
We have no products approved for sale and our investigational products must be approved by the FDA in the U.S. and similar regulatory authorities outside the U.S., such as the European Medicines Agency ("EMA"), prior to commercialization. The process of obtaining marketing approvals, both in the U.S. and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the investigational product’s safety and efficacy, or with respect to biological investigational products, safety, purity and potency. Securing marketing approval also requires, among other things, the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities, among other requirements. Our investigational products may not be effective, may be only moderately effective, may not have an acceptable durability of response, may not have an acceptable risk-benefit profile or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval or limit their commercial use. Our investigational products may not be approved even if they achieve their primary endpoints in any Phase 3 clinical trials or other registrational trials we or our collaborators conduct.
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
•such authorities may not agree that the data collected from clinical trials of our investigational products are acceptable or sufficient to support the submission of a BLA, new drug application ("NDA") or other submission or to obtain regulatory approval in the U.S. or elsewhere;
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
•any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•delays in identifying, recruiting and training suitable clinical investigators;
•obtaining approval from one or more institutional review boards, or ethics committees at clinical trial sites;
•Institutional Review Board ("IRB") refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•changes or amendments to the clinical trial protocol;
•clinical sites deviating from the trial protocol or dropping out of a trial;
•failure by our CROs to perform in accordance with good clinical practice ("GCP") requirements or applicable regulatory rules and guidelines in other countries;

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
•or failure of our Contract Manufacturing Organization ("CMO") to produce clinical trial materials in sufficient quantities in accordance with current Good Manufacturing Practice ("cGMP"), regulations or other applicable requirements; and
•third parties being unwilling or unable to satisfy their contractual obligations to us in a timely manner.
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
Most of our clinical trials, including some of our Phase 3 trials, are open-label studies in which both the patient and investigator know whether the patient is receiving the investigational products or either an existing approved drug or placebo. Open-label clinical trials are susceptible to bias that may exaggerate any therapeutic effect or overestimate the risk associated with the investigational product. Patients may perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Investigators may interpret the information of the treated group more favorably given their awareness of the treatment regimen or may attribute safety risks to the investigational product. If regulatory agencies feel that we have not implemented sufficient controls to prevent such biases or that the controls we have implemented were ineffective, we may experience delays or negative outcomes in our applications for drug approval. In addition, the FDA and other regulatory authorities may disfavor the use of open-studies, or otherwise not agree that the results from open-label studies, regardless of outcome, will support submission of an application for marketing approval in the indications we are targeting, and we may be required to conduct randomized trials evaluating our investigational products before we are able to able to obtain marketing approval of our investigational products, if ever.
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

Additionally, if any of our investigational products receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. For example, the FDA could require us to adopt a risk evaluation and mitigation strategy ("REMS") to ensure that the benefits of treatment with such investigational product outweigh the risks, which REMS may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We may also be required to engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop.
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
•we have appointed three individuals that were designated by Gilead to our board of directors pursuant to the terms of the Investor Rights Agreement and Gilead owns approximately 29.5% of our outstanding common stock as of June 30, 2025. As a result, they may be able to exert significant influence over our company;

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
Any supply chain challenges may affect our ability to supply clinical sites with our investigational products and any standard-of-care drugs and comparator agents that we use in our clinical trials. These supply chain challenges can include longer lead times for the manufacturers of our investigational products to obtain raw materials, longer timeframes to procure or lack of supply for standard-of-care drugs or comparator agents used in our clinical trials, and transit delays at each point in the manufacturing, supply or distribution chain. For example, we use various standard-of-care chemotherapies, including 5-flourouracil and oxaliplatin in our STAR-221 clinical trial, and carboplatin in certain of our clinical trials. However, certain of the countries where we conduct these clinical trials are experiencing a shortage in the supply of these chemotherapies. These supply chain challenges may prevent us from enrolling subjects into our clinical trials, may result in increased costs for our clinical trials, and may otherwise delay, prevent or impair our development efforts. See the risk factor titled "Unfavorable global economic, political and trade conditions could adversely affect our business, financial condition or results of operations and may exacerbate the effects of the risks described herein."
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
Even if we receive marketing approval for one or more of our investigational products, our commercial success is dependent on obtaining coverage and reimbursement for a product from a government or other third-party payor, which coverage may be delayed or may not be sufficient to cover our costs.
Our commercial success is dependent on obtaining coverage and reimbursement for any product for which we receive approval from private or government third-party payors, which is a time-consuming and costly process that could require us and any collaborators to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded therapeutics and therapeutics administered under the supervision of a physician. Additionally, our collaborators will be required to obtain coverage and reimbursement for any related companion diagnostics tests they develop separate and apart from the coverage and reimbursement we seek for our investigational products, once approved.
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

Increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for recently approved products and, as a result, they may not cover or provide adequate payment. Even if we show improved efficacy or improved convenience of administration, third-party payors may deny or revoke the reimbursement status of our product candidates, if approved, or establish prices for our product candidates at levels that are too low to enable us to realize an appropriate return on our investment. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return.

No uniform policy for coverage and reimbursement for products exist among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that may require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance or that step edits or other conditions on reimbursement will not be imposed. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.
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
The Biologics Price Competition and Innovation Act ("BPCIA") created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until twelve years from the date on which the reference product was first licensed. During this twelve-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The law is complex and is still being interpreted and implemented by the FDA. As a result, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
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
We also cannot be certain that the claims in our pending patent applications directed to our investigational products and/or technologies will be considered patentable by the U.S. Patent and Trademark Office ("USPTO") or by patent offices in foreign countries. One aspect of the determination of patentability of our inventions depends on the scope and content of the "prior art," information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our investigational products is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our investigational products. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts in the U.S. or foreign countries.
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
Both our current and our future unused losses (and tax credit carryforwards) may be subject to further limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "IRC"), if we undergo an "ownership change," generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We performed an analysis under IRC Section 382 and 383 through October 31, 2020 with respect to our NOL and credit carryforwards. We concluded that an ownership change, as defined under IRC Section 382, occurred in previous years, but that such ownership change did not result in the expiration of our NOL or credit carryforwards prior to utilization. We may incur additional ownership changes in the future in connection with any equity issuance. If we experience any such ownership change, we may be limited in our ability to use our NOL and credit carryforwards and be required to make material cash tax payments.
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
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. We actively monitor legislative and regulatory developments that may affect our tax liability in order to identify and evaluate if such proposals would have a material impact, whether detrimental or beneficial, on our financial results. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the provisions of the Tax Cuts and Jobs Act of 2017, as amended by the statute commonly referred to as the "One Big Beautiful Bill Act of 2025", eliminate the option to currently deduct non-U.S. R&D expenditures and require taxpayers to capitalize and amortize non-U.S. R&D expenditures over fifteen years. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.
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
We and third parties upon whom we rely may be subject to federal, state, and foreign data protection, privacy, and information security laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations. In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission ("FTC") Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under Health Insurance Portability and Accountability Act ("HIPAA"). While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.
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
Foreign data protection laws also apply to health-related and other personal data obtained outside the U.S. The EU General Data Protection Regulation (the "EU GDPR"), the UK General Data Protection Regulation (the "UK GDPR" and, together with the EU GDPR, the "GDPR") and Canada’s Personal Information Protection and Electronic Documents Act ("PIPEDA"), or the applicable provincial alternatives, impose strict requirements, including the obligation to appoint data protection officers in certain circumstances, rights for individuals to be "forgotten" and to data portability, and the obligation to make public notification of significant data breaches. Under the GDPR, data protection authorities can impose temporary or definitive bans on data processing and other corrective actions or fines of up to 4% of our total worldwide turnover or up to €20 million under the EU GDPR/£17.5 million pounds sterling under the UK GDPR (in either case, whichever is higher), or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, PIPEDA and various related provincial laws, as well as Canada’s Anti-Spam Legislation ("CASL"), may apply to our operations. We also target customers in Asia and may be subject to new and emerging data privacy regimes, including China’s Personal Information Protection Law ("PIPL").
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
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area ("EEA") and the UK have significantly restricted the transfer of personal data to the U.S. and other to countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant organizations based in the U.S. who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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
Our operations are subject to various U.S. federal and state health care laws, including fraud and abuse, transparency and other healthcare laws and regulations, and similar laws in other jurisdictions in which we conduct our business. These laws may impact, among other things, our research and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include, but are not limited to the federal Anti-Kickback Statute; federal civil and criminal false claims laws, such as the False Claims Act; HIPAA; federal and state consumer protection and unfair competition laws; the federal transparency requirements under the federal Physician Payments Sunshine Act (the "Sunshine Act"); state and foreign law equivalents of each of these federal laws; and state and foreign laws that require pharmaceutical companies to implement compliance programs. Many of these laws are discussed in detail under "Item 1. Business—Government Regulation—Other U.S. Healthcare Laws and Compliance Requirements" in our Annual Report on Form 10-K filed with the SEC on February 25, 2025.
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
In the U.S. and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of investigational products, restrict or regulate post-approval activities, and affect the ability to profitably sell investigational products for which marketing approval is obtained. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any product candidates approved for sale. New and changing laws and regulations may also create uncertainty about how such laws and regulations will be interpreted and applied. If we are found to have violated laws and regulations, it could materially adversely affect our business.

Various initiatives are discussed in detail under "Item 1. Business—Government Regulation—Healthcare Reform" in our Annual Report on Form 10-K filed with the SEC on February 25, 2025. More recently, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The Trump administration has issued executive orders that address the pricing of pharmaceuticals in the U.S. and propose a so-called most favored nation pricing policy, which would tie the price of drugs in the U.S. to the lowest price in a group of other countries. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry. Even proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

Moreover, the federal government and the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price increase reporting, and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, while some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for our product candidates that receive approval.

These and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage and payment criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. We cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business.
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
Based upon shares outstanding as of June 30, 2025, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 55.3% of our common stock. In particular, as of June 30, 2025, Gilead owns approximately 29.5% of our outstanding common stock and we have appointed its three designees to our board of directors pursuant to the terms of the Investor Rights Agreement. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
The adoption, modification or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2025, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

Name and Title	Action	Date	Total Shares to be Sold	Expiration Date
Alex Azoy Chief Accounting Officer	Adoption	June 6, 2025	28,022	June 4, 2026
Jennifer Jarrett Chief Operating Officer	Adoption	June 30, 2025	100,583	April 10, 2026

Item 6. Exhibits.
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018
3.2	Amended and Restated Bylaws	8-K	001-38419	3.1	May 26, 2020
10.1	Non-Employee Director Compensation Program	8-K	001-38419	10.1	June 12, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
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

ARCUS BIOSCIENCES, INC.

Date:	August 6, 2025	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2025	By:	/s/ Alexander Azoy
Alexander Azoy
Chief Accounting Officer (Principal Accounting Officer)