Form 10-Q
period 2025-09-30
Arcus Biosciences, Inc.
filed 2025-10-28
CIK 1724521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2025, the registrant had 107,973,536 shares of common stock, $0.0001 par value per share, outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
License and development services revenue (Includes $20, $23, $192 and $179 from a related party)	$20	$41	$192	$204
Other collaboration revenue (Includes $6, $7, $22 and $28 from a related party)	6	7	22	28
Total revenues	26	48	214	232

Operating expenses:
Research and development (Includes $13, ($2), $19 and ($32) from a related party)	141	123	402	347
General and administrative (Includes $3, $—, $5, and $— from a related party)	27	30	84	92
Impairment of long-lived assets (see Note 12, Leases)	—	—	—	20
Total operating expenses	168	153	486	459

Loss from operations	(142)	(105)	(272)	(227)

Non-operating income (expense):
Interest and other income, net	10	14	31	40
Interest expense	(3)	(1)	(6)	(2)
Total non-operating income, net	7	13	25	38

Loss before income taxes	(135)	(92)	(247)	(189)

Income tax expense	—	—	—	—

Net loss	$(135)	$(92)	$(247)	$(189)

Net loss per share:
Basic and diluted	$(1.27)	$(1.00)	$(2.39)	$(2.11)

Shares used to compute net loss per share:
Basic and diluted	106.5	91.4	103.7	89.6
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(135)	$(92)	$(247)	$(189)
Other comprehensive income	—	2	—	1
Comprehensive loss	$(135)	$(90)	$(247)	$(188)
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$238	$150
Marketable securities	593	828
Receivable from collaboration partners ($— and $6 from a related party)	11	20
Prepaid expenses and other current assets	15	18
Total current assets	857	1,016

Long-term marketable securities	10	14
Property and equipment, net	42	47
Other noncurrent assets	65	73
Total assets	$974	$1,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ($29 and $— to a related party)	$42	$18
Deferred revenue ($52 and $85 to a related party)	52	85
Other current liabilities	141	123
Total current liabilities	235	226

Deferred revenue, noncurrent ($53 and $234 to a related party)	53	234
Long-term debt	98	48
Other noncurrent liabilities	152	157

Commitments

Stockholders’ equity:
Common stock and additional paid-in capital: $0.0001 par value per share; 400.0 shares authorized; 107.1 shares in 2025 and 92.2 shares in 2024 issued and outstanding	1,815	1,617
Accumulated deficit	(1,379)	(1,132)
Total stockholders’ equity	436	485
Total liabilities and stockholders’ equity	$974	$1,150
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2023	75.5	$1,311	$(849)	$—	$462
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 13, Stockholders' equity)	15.2	228	—	—	228
Issuance of common stock in connection with our equity award programs	0.2	2	—	—	2
Stock-based compensation	—	20	—	—	20
Other comprehensive loss	—	—	—	(1)	(1)
Net loss	—	—	(4)	—	(4)
Balance at March 31, 2024	90.9	1,561	(853)	(1)	707
Issuance of common stock in connection with our equity award programs	0.4	1	—	—	1
Stock-based compensation	—	20	—	—	20
Net loss	—	—	(93)	—	(93)
Balance at June 30, 2024	91.3	1,582	(946)	(1)	635
Issuance of common stock in connection with our equity award programs	0.2	1	—	—	1
Stock-based compensation	—	19	—	—	19
Other comprehensive income	—	—	—	2	2
Net loss	—	—	(92)	—	(92)
Balance at September 30, 2024	91.5	$1,602	$(1,038)	$1	$565

Balance at December 31, 2024	92.2	$1,617	$(1,132)	$—	$485
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 13, Stockholders' equity)	13.6	142	—	—	142
Issuance of common stock in connection with our equity award programs	0.1	—	—	—	—
Stock-based compensation	—	16	—	—	16
Net loss	—	—	(112)	—	(112)
Balance at March 31, 2025	105.9	1,775	(1,244)	—	531
Issuance of common stock in connection with our equity award programs	0.5	3	—	—	3
Stock-based compensation	—	15	—	—	15
Net income	—	—	—	—	—
Balance at June 30, 2025	106.4	1,793	(1,244)	—	549
Issuance of common stock (see Note 13, Stockholders' equity)	0.7	8	—	—	8
Stock-based compensation	—	14	—	—	14
Net loss	—	—	(135)	—	(135)
Balance at September 30, 2025	107.1	$1,815	$(1,379)	$—	$436
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net loss	$(247)	$(189)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	45	59
Depreciation and amortization	7	7
Noncash lease expense	5	5
Impairment of long-lived assets	—	20
Amortization of discounts on marketable securities	(10)	(19)
Other items, net	2	2
Changes in operating assets and liabilities:
Receivable from collaboration partners ($6 and $18 from a related party)	9	32
Other assets ($— and $6 from a related party)	5	16
Accounts payable ($29 and $— to a related party)	24	(2)
Deferred revenue (($214) and ($20) to a related party)	(214)	(14)
Other liabilities	12	13
Net cash used in operating activities	(362)	(70)

Cash flow from investing activities
Purchases of marketable securities	(679)	(871)
Proceeds from maturities of marketable securities	858	726
Proceeds from sales of marketable securities	70	15
Purchases of property and equipment	(1)	(5)
Net cash provided by (used in) investing activities	248	(135)

Cash flow from financing activities
Proceeds from issuance of common stock ($14 and $228 from a related party)	150	228
Proceeds from debt issuances, net	49	47
Proceeds from issuance of common stock pursuant to equity award plans	3	6
Payments of employee taxes related to net settlement of equity awards	—	(2)
Net cash provided by financing activities	202	279
Net increase in cash, cash equivalents and restricted cash	88	74
Cash, cash equivalents and restricted cash at beginning of period	153	130
Cash, cash equivalents and restricted cash at end of period	$241	$204
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
Liquidity and Capital Resources
As of September 30, 2025, we had cash, cash equivalents and marketable securities of $841 million, which we believe will be sufficient to fund our planned operations for a period of at least twelve months following the date of filing of this report.
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
Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future period.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard will become effective for the fiscal year ending December 31, 2025, with early adoption permitted. We plan to adopt this guidance beginning with our 2025 Annual Report to be filed in early 2026. We are currently assessing the potential impact of the new standard on our Notes to our Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03 — Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses. This ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. We plan to adopt this guidance beginning with our 2027 Annual Report to be filed in early 2028 and all quarterly and Annual Reports thereafter. We expect the adoption of this standard to result in increased disclosures in our Notes to our Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-07 — Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This ASU refines the scope of the guidance on derivatives in Topic 815 and clarifies the guidance on share-based payments from a customer in ASC 606. The standard will become effective for the fiscal year ending December 31, 2027, with early adoption permitted. We are currently assessing the potential impact of this new standard on our Consolidated Financial Statements.
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
As of September 30, 2025, Gilead held approximately 29.3% of our outstanding common stock arising from purchases in our public offerings and under the Stock Purchase Agreement and related amendments.
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
In 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities. We will receive an upfront payment of $17.5 million for each initiated program and Gilead will have an option to license each program at two separate, prespecified time points. For the first two research programs, Gilead has the right, on a program-by-program basis, either (i) to exercise its option upon our completion of certain IND-enabling activities for an option payment of $45 million or (ii) to extend its option and exercise it following the achievement of a clinical development milestone for an option payment of $150 million. If Gilead exercises its option at the earlier time point for the first two programs, we would be eligible to receive up to $375 million in regulatory and commercial milestone payments as well as tiered royalties for each optioned program. For any other program option exercise by Gilead, the parties would have rights to co-develop and share global development costs and to co-promote and share profits in the U.S. for that program. We received a total upfront payment of $35 million for an initial two research programs in 2023. Gilead’s options to the other two research programs, as amended under the Fourth Gilead Collaboration Agreement Amendment expired in May 2025.
In the first quarter 2024, we entered into the Third Gilead Collaboration Agreement Amendment. The Third Gilead Collaboration Agreement Amendment, among other things, (i) required Gilead to pay the $100 million option continuation payment due on the fourth anniversary of the Gilead Collaboration Agreement, which was received in the third quarter 2024 (ii) provides that we will operationalize and fund the Phase 3 PRISM-1 study evaluating quemliclustat in pancreatic cancer subject to Gilead's right to reinstate the study as part of the parties' joint development activities upon regulatory approval, (iii) provides that we will solely fund our share of PACIFIC-8, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program in the first quarter 2026, and (iv) provides that we will fund certain other activities. All other terms of the existing collaboration agreements, remain unchanged.
As of September 30, 2025, Gilead has licenses to domvanalimab, AB308, quemliclustat and zimberelimab. In the second quarter 2025, Gilead returned its license to the adenosine receptor antagonist program, which includes etrumadenant. In the first quarter 2025, Gilead's time-limited exclusive option rights to our HIF-2α program, which includes casdatifan, expired.

For the three and nine months ended September 30, 2025, under the Gilead Agreements we recognized revenue of $26 million and $214 million, respectively, and for the three and nine months ended September 30, 2024, we recognized revenue of $30 million and $207 million, respectively. For the three and nine months ended September 30, 2025, we recognized net expense to Gilead of $16 million and $24 million, respectively, and for the three and nine months ended September 30, 2024, we recognized net reimbursements from Gilead of $2 million and $32 million, respectively, in Operating expense, allocated between R&D and General and Administrative ("G&A") based upon the activity that generated the net expense or reimbursement.
At September 30, 2025, we had a net payable to Gilead of $29 million, recorded in Accounts payable on our Condensed Consolidated Balance Sheets. At December 31, 2024, we had a net receivable from Gilead of $6 million, recorded in Receivable from collaboration partners on our Condensed Consolidated Balance Sheets.
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
For each option to a program that Taiho exercises, except for casdatifan (the HIF-2α program) see below, they will be obligated to make a payment of $3 million to $15 million, depending on the development stage of the optioned program. Upon exercise, Taiho is solely responsible for continued development and commercialization in the Taiho Territory, unless they opt to participate in a global study, in which case they would become obligated to reimburse us for their portion of the global study costs. In addition, for each optioned program we would be eligible to receive clinical and regulatory milestones of up to $130 million and commercial milestone payments of up to $145 million with the achievement of certain sales thresholds in the Taiho Territory. We will also receive royalties ranging from high single-digits to mid-teens on net sales of licensed products in the Taiho Territory. Royalties will be payable by product and country commencing on the first commercial sale and ending upon the later of: (a) 10 years; and (b) expiration of the last-to-expire valid claim of our patents covering the manufacture, use or sale.
As of September 30, 2025, Taiho has licenses for the Taiho Territory to (i) etrumadenant (the adenosine receptor antagonist program); (ii) zimberelimab (the anti PD-1 program); (iii) domvanalimab and AB308 (the anti-TIGIT program); and (iv) quemliclustat (the CD73 program), for which Taiho exercised its option and made an option payment of $15 million in the third quarter 2024.

In October 2025, Taiho exercised its option for casdatifan (the HIF-2α program) for the Taiho Territory, for an option payment of $15 million, payable in the fourth quarter 2025. We and Taiho concurrently entered into the Second Amendment where we will lead development for two indications in Japan and we may also be eligible to receive clinical and regulatory milestones of up to $172 million, commercial milestone payments of up to $145 million with the achievement of certain sales thresholds in the Taiho Territory and royalties ranging from high single-digits to mid-teens on net sales of the licensed product in the Taiho Territory. We will be responsible for the global study costs.
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
We recognized net reimbursements including amortization of advance cost sharing payments from Taiho for the three months ended September 30, 2025 and 2024 of $7 million and $3 million, respectively, and for the nine months ended September 30, 2025 and 2024 of $24 million and $10 million, respectively, recognized as a reduction in R&D expense. For the three and nine months ended September 30, 2024, we recognized revenue of $18 million and $25 million, respectively under this arrangement.
At September 30, 2025 and December 31, 2024, we had $11 million and $14 million, respectively, related to these agreements recorded in Receivable from collaboration partners on our Condensed Consolidated Balance Sheets. At September 30, 2025 and December 31, 2024, we had liabilities of $42 million and $36 million, respectively related to certain advance cost sharing payments under this arrangement recorded in Other liabilities, allocated between current and noncurrent based on the expected timing of future recognition.
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
Prior to January 2024, the PACIFIC-8 trial formed part of the Arcus and Gilead joint development program for domvanalimab and our portion of the trial costs were shared with Gilead. At December 31, 2023, we had recognized amounts due from Gilead for these shared costs of $6 million, recorded in Other noncurrent assets on our Consolidated Balance Sheet. Under the Third Gilead Collaboration Agreement Amendment, we agreed to solely fund our share of PACIFIC-8, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program in the first quarter 2026. For the nine months ended September 30, 2024, we incurred $6 million under the Third Gilead Collaboration Agreement as R&D expense, reflecting our additional share of costs previously shared with Gilead.
We recognized R&D expense for the three months ended September 30, 2025 and 2024 of $7 million and $4 million, respectively, and for the nine months ended September 30, 2025 and 2024 of $16 million and $10 million, respectively under this arrangement.

At September 30, 2025 and December 31, 2024, we recognized a total liability of $28 million and $26 million, respectively, related to our obligation to AstraZeneca, recorded in Other current liabilities and Other noncurrent liabilities on our Condensed Consolidated Balance Sheets based on the expected timing of payment.
WuXi Biologics License - anti-PD-1
In 2017, we entered into an agreement with WuXi Biologics Ireland Limited ("WuXi Biologics") which, as amended, provides us with exclusive rights to (i) develop, use and manufacture products that include an anti-PD-1 antibody, including zimberelimab, worldwide and (ii) commercialize any such products worldwide, except in Greater China. As of September 30, 2025, under this arrangement, we may incur (i) additional regulatory milestone payments of up to $50 million and commercialization milestone payments of up to $375 million, (ii) tiered royalties that range from the high single-digits to low teens on net sales of the licensed products and (iii) fees related to any sublicenses.
We did not have any milestones or royalties due under this arrangement for the three and nine months ended September 30, 2025 and 2024.
WuXi Biologics License - anti-CD39
In 2020, we entered into an agreement with WuXi Biologics, under which we obtained the exclusive worldwide license to develop and commercialize anti-CD39 antibodies discovered under this arrangement. As of September 30, 2025, we may incur additional clinical and regulatory milestone payments of up to $14 million and royalty payments in the low single digits on net sales of the licensed products under this agreement.
We did not have any milestones or royalties due under this arrangement for the three and nine months ended September 30, 2025 and 2024.
Abmuno License
In 2016, we entered into an agreement (the "Abmuno Agreement") with Abmuno Therapeutics LLC ("Abmuno"), under which we obtained the exclusive worldwide license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. As of September 30, 2025, under this arrangement we may incur additional clinical, regulatory and commercialization milestone payments of up to $88 million.
We did not have any milestones due under this arrangement for the three and nine months ended September 30, 2025 and 2024.
Note 5. Revenues
The following table summarizes our revenues by collaboration, category of revenue, and the method of recognition (in millions):

			Three Months Ended September 30,		Nine Months Ended September 30,
	Over time	Point in time	2025	2024	2025	2024
Gilead collaboration
License and R&D services	*		$23	$25	$200	$185
Access rights	*		3	5	14	22
Taiho collaboration
License revenue		*	—	15	—	15
Other	*		—	3	—	10
Total revenues			$26	$48	$214	$232

Total revenues from collaborations			$20	$41	$192	$204
Total revenues from a customer			$6	$7	$22	$28
Revenues from Gilead accounted for 100% and 63% of Total revenues for the three months ended September 30, 2025 and 2024, respectively and 100% and 89% of Total revenues for the nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes the revenue recognized as a result of changes in the deferred revenue balance (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized from amounts in deferred revenue at the beginning of the period	$26	$33	$214	$212
We had $105 million and $319 million of deferred revenue remaining on our Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, respectively, allocated between current and noncurrent based on the expected timing of future recognition.
Revenue from the Gilead Collaboration
In the first quarter 2025, we decided to pause future development of etrumadenant. In June 2025, Gilead terminated its rights to etrumadenant (the adenosine receptor antagonist program). We determined that this was a significant reduction in the scope of the arrangement, which met the accounting definition of a contract modification. As a result, we accounted for this as both a modification of the existing contract and the creation of a new contract. Under the applicable accounting rules for such contract modifications, we did not adjust the accounting for completed performance obligations that were distinct from the modified goods or services. Accordingly, we allocated the updated transaction price of $256 million, which was comprised of the deferred revenue remaining as of the modification date, to the remaining unsatisfied and partially satisfied performance obligations and updated the measure of progress as of the modification date, which resulted in a cumulative catch-up to revenue of $143 million. This cumulative catch-up reduced net loss per share, basic and diluted, in the nine months ended September 30, 2025 by $1.38. See Note 3, Related party - Gilead Sciences, Inc., for more information.
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
Effective June 2025, these performance obligations were partially satisfied and we allocated the updated transaction price to these performance obligations based on their standalone selling prices and adjusted revenue based on an updated measure of progress, which resulted in a cumulative catch-up of revenue of $143 million.

For the three and nine months ended September 30, 2025, we recognized revenue of $20 million and $192 million respectively, (including the cumulative catch-up due to Gilead's termination of its rights to etrumadenant). For the three and nine months ended September 30, 2024, we recognized revenue of $23 million and $179 million (including the cumulative catch-up due to the Third Gilead Collaboration Agreement Amendment executed in the first quarter 2024), respectively. This was recognized within License and development services revenue in our Condensed Consolidated Statements of Operations.
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
For the three and nine months ended September 30, 2025, we recognized revenue of $3 million and $14 million respectively. For the three and nine months ended September 30, 2024, we recognized revenue of $5 million and $22 million, respectively. This was recognized within Other collaboration revenue in our Condensed Consolidated Statements of Operations.
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
As of September 30, 2025, we have $17 million of deferred revenue on our Condensed Consolidated Balance Sheet related to these performance obligations.
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

For the three and nine months ended September 30, 2025, we recognized revenue of $3 million and $8 million respectively. For the three and nine months ended September 30, 2024, we recognized revenue of $2 million and $6 million, respectively. This was recognized in Other collaboration revenue in our Condensed Consolidated Statements of Operations.
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
The One Big Beautiful Bill Act of 2025 ("OBBBA") was enacted on July 4, 2025. The OBBBA contains several changes to corporate taxation, including permanent repeal of the requirement to capitalize domestic research and experimental expenditures for federal income tax purposes for taxable years beginning after December 31, 2024. The OBBBA does not materially impact the Company's effective tax rate or cash flows in the current fiscal year.
We did not record a provision for income taxes for the three and nine months ended September 30, 2025 and 2024 because of forecasted full year net operating losses ("NOLs"), which consider the timing of recognition of deferred revenue for tax purposes and the effects of the option to capitalize and amortize U.S. R&D expenses as allowed by the OBBBA. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on our deferred tax assets and state income taxes.
As of September 30, 2025 and December 31, 2024, we have provided a valuation allowance against U.S. federal and state deferred tax assets. We continue to evaluate the realizability of deferred tax assets and the related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination.
We recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties.
We have not been audited by the Internal Revenue Service, any state, or foreign tax authority. We are subject to taxation in the U.S. and in Australia. Due to NOLs and research credit carryforwards, all of our tax years, from 2015 to 2024, remain open to U.S. federal and California state tax examinations. In addition, our fiscal years from 2020 to 2024 are open to examination in Australia.
Note 7. Net loss per share
The following table summarizes potentially dilutive securities excluded from the computation of diluted net loss per share calculations because they would have been antidilutive (in millions):

	September 30, 2025	September 30, 2024
Common stock options issued and outstanding	17.3	15.5
Restricted stock units issued	3.9	3.0
Employee stock purchase plan shares	0.2	0.2
Total potential dilutive securities	21.4	18.7
We have also excluded the effect of Gilead’s right to purchase additional shares of our common stock which expired in July 2025, from the calculation as these rights had no intrinsic value at September 30, 2024.

Note 8. Stock-based compensation
Stock-based Compensation Expense
The following table reflects the components of stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$7	$9	$23	$29
General and administrative	7	10	22	30
Total stock-based compensation	$14	$19	$45	$59
Note 9. Cash, cash equivalents and marketable securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the fair value of our cash, cash equivalents and marketable securities, all of which are considered available for sale, by type of securities (in millions):

Types of securities as of September 30, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$171	$—	$—	$171
U.S. treasury securities	246	—	—	246
Corporate securities and commercial paper	406	—	—	406
Certificate of deposit	18	—	—	18
Total cash, cash equivalents and marketable securities	$841	$—	$—	$841

Types of securities as of December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$120	$—	$—	$120
U.S. treasury securities	251	—	—	251
Corporate securities and commercial paper	592	—	—	592
U.S. government agency securities	5	—	—	5
Certificate of deposit	24	—	—	24
Total cash, cash equivalents and marketable securities	$992	$—	$—	$992
The following table summarizes the fair values of our cash, cash equivalents and marketable securities by location in the Condensed Consolidated Balance Sheets and contractual maturity (in millions):

Location in Condensed Consolidated Balance Sheets	Contractual Maturity	September 30, 2025	December 31, 2024
Cash and cash equivalents	—	$238	$150
Marketable securities	Within one year	593	828
Long-term marketable securities	Between one and three years	10	14
Total cash, cash equivalents and marketable securities		$841	$992
Realized gains or losses recognized on the sale of available-for-sale marketable securities were not material for the three and nine months ended September 30, 2025 and 2024 and are included in Interest and other income, net, in the Condensed Consolidated Statements of Operations. The cost of a security sold is determined using the specific-identification method.

We limit the credit risk associated with our investments by placing them with banks and institutions we believe are highly credit worthy and investing in highly rated investments. We held a total of 21 and 54 positions in securities which were in unrealized loss positions as of September 30, 2025 and December 31, 2024, respectively, which were immaterial individually and in aggregate. We do not intend to sell our securities with unrealized loss positions and have concluded we will not be required to sell the securities before recovery of the amortized cost for the investment at maturity. No credit related losses have been recognized for any of the periods presented.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the total shown in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of September 30,
	2025	2024
Cash and cash equivalents	$238	$201
Restricted cash (included in Other noncurrent assets)	3	3
Total cash, cash equivalents and restricted cash	$241	$204
Restricted cash at September 30, 2025 and 2024 represents cash balances held as security in connection with our facility lease agreements.
Note 10. Condensed consolidated balance sheet components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Prepaid expenses and other assets	$12	$13
Accrued interest receivable	3	5
Total prepaid expenses and other current assets	$15	$18
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Accrued research and development	$84	$65
Accrued personnel expenses	28	31
Current portion of lease liabilities	13	12
Other	16	15
Total other current liabilities	$141	$123
Note 11. Long-term debt
The following table summarizes our borrowings (in millions):

	September 30, 2025	December 31, 2024
Long-term debt, non-current (Contractual maturity 2029)	$100	$50
Unamortized discounts, issuance costs and payment-in-kind interest, net	(2)	(2)
Total long-term debt	$98	$48
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

The term loans have an interest only period for the first 48 months from the agreement date and bear cash interest at a rate equal to the greater of (i) 10.45% or (ii) the prime rate plus 1.95%. The agreement allows us to defer up to 2.0% of the cash interest as payment-in-kind interest which is added to the principal at a 1.10 multiple and effective July 1, 2025, we have elected the maximum payment-in-kind deferral.
The aggregate future minimum payments due under the Hercules Agreement, including principal payments, payment-in-kind interest incurred to date, and the end of term charge, are as follows (in millions):

Maturity Date	Amount
2028	$30
2029	78
Total payments	$108
During the three and nine months ended September 30, 2025, we recognized $4 million and $7 million of interest expense, respectively. During the three and nine months ended September 30, 2024, we recognized $1 million of interest expense. The effective interest rate of the debt, including payment-in-kind interest, amortization of the debt discount, and issuance costs, was 13.08% commencing with the quarter ended September 30, 2025 compared to 13.39% for the quarters ended March 31, 2025 and prior.
Note 12. Leases
The following table summarizes our cash and non-cash information related to our operating leases (in millions):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities	$13	$12
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
As of September 30, 2025 and December 31, 2024, we have provided deposits for letters of credit totaling $3 million to secure our obligations under our leases, which are included in Other noncurrent assets on the Condensed Consolidated Balance Sheets.
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
Underwritten Offering
In the first quarter 2025, we sold through an underwritten offering, 13.6 million shares of our common stock at a price per share of $11.00, for total gross proceeds of approximately $150 million, before deducting underwriting discounts, commissions and offering expenses. As part of this underwritten offering, Gilead purchased 1.4 million shares of our common stock for total gross proceeds of $15 million.
At-the-Market Facility
In the third quarter 2025, we issued and sold under our equity distribution agreement 0.6 million shares of our common stock for total gross and net proceeds of $8 million.

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
The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

Fair value measurement as of September 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$171	$—	$—	$171
U.S. treasury securities	—	246	—	246
Corporate securities and commercial paper	—	406	—	406
Certificate of deposit	—	18	—	18
Total assets measured at fair value	$171	$670	$—	$841

Fair value measurement as of December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$120	$—	$—	$120
U.S. treasury securities	—	251	—	251
Corporate securities and commercial paper	—	592	—	592
U.S. government agency obligations	—	5	—	5
Certificate of deposit	—	24	—	24
Total assets measured at fair value	$120	$872	$—	$992
Liabilities
Liability for sale of future royalties	$—	$—	$21	$21
Total liabilities measured at fair value	$—	$—	$21	$21
Liability for sale of future royalties
In 2021, we entered into an agreement with BVF Partners L.P. ("BVF"), under which BVF funded the discovery and development of compounds for the treatment of inflammatory diseases (the "BVF Program") for $15 million in non-refundable payments. In return, we were obligated to: perform R&D activities in the BVF Program; make contingent payments upon the achievement of certain clinical and regulatory milestones; and pay mid- to high-single digit royalties on any net product sales generated by this program. We account for the BVF agreement as a liability primarily because at the time the agreement was entered into we had significant continuing involvement in generating the cash flows due to BVF.

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
The liability is reported in Other noncurrent liabilities in the Condensed Consolidated Balance Sheets and changes were as follows (in millions):

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$21	$19
Interest accretion	—	2
Ending balance	$21	$21
Long-term debt
As of September 30, 2025, the estimated fair value of our long-term debt approximated the carrying amount. The fair value of the long-term debt was estimated for disclosure purposes only and was determined based on other inputs that are observable, and thus categorized as Level 2 in the fair value hierarchy.
Note 15. Business segment
We operate and manage our business as one reportable and operating segment, which is the business of developing and commercializing highly differentiated therapies that have a meaningful impact on patients. Our chief operating decision maker ("CODM") is the Chief Executive Officer, who decides how to allocate resources and assesses segment performance based on the net loss reported in the Condensed Consolidated Statements of Operations.
The table below is a summary of the segment net loss, including significant segment expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenues	26	48	214	232
Less:
Late-stage development programs (1)	78	69	207	196
Early-stage development and preclinical programs (2)	33	34	113	92
Compensation and personnel costs	59	62	187	190
Depreciation and amortization	2	2	7	7
Impairment of long-lived assets	—	—	—	20
Interest income, net	(7)	(13)	(25)	(38)
Income tax expense	—	—	—	—
Other segment items (3)	24	23	71	68
Partnership reimbursements	(28)	(37)	(99)	(114)
Segment and Consolidated net loss	$(135)	$(92)	$(247)	$(189)
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
Total segment assets at September 30, 2025 and 2024 were $1.0 billion and $1.3 billion, respectively.

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

The following chart summarizes our current clinical pipeline:
cabo: cabozantinib; cas: casdatifan; chemo: chemotherapy; dom: domvanalimab; gem/nab-pac: gemcitabine/nab-paclitaxel; IO: immuno-oncology; ipi: ipilimumab; nivo: nivolumab; pembro: pembrolizumab; quemli: quemliclustat; rego: regorafenib; volru: volrustomig; zanza: zanzalintinib; zim: zimberelimab.
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

Significant Developments
The following is a summary of the recent significant developments affecting our business:
Corporate Developments
•In October 2025, Taiho exercised its option for an exclusive license to casdatifan, an investigational small molecule HIF-2α inhibitor, in Japan and certain other territories in Asia (excluding mainland China). In exchange, Taiho will make an option exercise payment to us along with milestone payments upon the achievement of clinical, regulatory and commercialization milestones, and, additionally pay royalties on net sales.
HIF-2α Program (casdatifan)
•In October 2025, we presented new data for our HIF-2α inhibitor, casdatifan, across all four monotherapy cohorts (n=121) of the Phase 1/1b ARC-20 study in late-line metastatic kidney cancer, most of whom had progressed on at least two prior lines of therapy, including both an anti-PD-1 and a VEGFR tyrosine kinase inhibitor ("TKI"). At the time of data cut-off (August 15, 2025):
◦For the pooled analysis of all four monotherapy cohorts, with 15.2 months of median follow-up: median progression-free survival ("mPFS") was 12.2 months, the 18-month landmark PFS was 43%, the 12-month landmark PFS was 50% and the confirmed overall response rate ("cORR") was 31%.
◦For the 100mg QD cohort (the Phase 3 PEAK-1 dose and formulation), with 12.4 months of median follow-up: mPFS was not reached, the 18-month landmark PFS was not reached; the 12-month landmark PFS was 60% and the cORR was 35%.
◦No unexpected safety signals were observed at the time of DCO, and casdatifan had an acceptable and manageable safety profile across all doses. Across all four cohorts, one patient discontinued treatment due to anemia, and four patients (3%) discontinued due to hypoxia.
•In October 2025, we announced eVOLVE-RCC02, a Phase 1b/3 study sponsored and operationalized by AstraZeneca, evaluating casdatifan plus volrustomig, AstraZeneca's investigational anti-PD-1/CTLA-4 bispecific antibody, in first-line, metastatic clear cell renal cell carcinoma ("ccRCC"), has paused recruitment.
◦The Phase 1b portion of the study has recruited rapidly and in the context of this rapid enrollment, following observations of potentially immune-mediated adverse events ("AEs"), none of which exceeded Grade 3, a decision was made to temporarily pause recruitment, while continuing to treat participants already enrolled into the study. No grade 4 or 5 events were observed and the majority of AEs were grade 1 or 2.
◦We and AstraZeneca will continue to monitor these participants to further characterize the safety profile of the combination with longer follow-up. These data, along with any discussions with health authorities, will inform next steps for the study.
TIGIT Program (domvanalimab)
•In October 2025, we presented the first overall survival results from Arm A1 of the Phase 2 EDGE-Gastric study in patients with locally advanced unresectable or metastatic gastric, gastroesophageal junction or esophageal adenocarcinoma. At data cutoff (March 3, 2025), safety and efficacy were evaluated in all patients enrolled and treated (n=41) and median study follow-up was 26.4 months.
◦Median overall survival ("mOS") was 26.7 months in the overall patient population, 26.7 months in patients with PD-L1 expression ≥1% as measured by TAP scoring (SP263 assay) and not reached in patients with PD-L1 expression ≥5%.
◦No unexpected safety signals were observed at the time of data cut off. The safety profile of domvanalimab plus zimberelimab and chemotherapy was generally well tolerated and is consistent with that of anti-PD-1 plus chemotherapy.
•Concurrent with our first presentation of this data at European Society for Medical Oncology ("ESMO") congress in October 2025, these data were published in Nature Medicine.
Adenosine-Pathway Program (quemliclustat)
•In October 2025, we announced that we completed enrollment of PRISM-1, a Phase 3 trial of quemliclustat combined with gemcitabine/nab-paclitaxel versus gemcitabine/nab-paclitaxel in first-line metastatic pancreatic ductal adenocarcinoma, within 12 months of study initiation.

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
Results of Operations
The following table summarizes our results of operations (in millions):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024		2025	2024
Revenues:
License and development services revenue	$20	$41	(51%)	$192	$204	(6)%
Other collaboration revenue	6	7	(14%)	22	28	(21)%
Total revenues	26	48	(46%)	214	232	(8)%
Operating expenses:
Research and development	141	123	15%	402	347	16%
General and administrative	27	30	(10%)	84	92	(9%)
Impairment of long-lived assets	—	—	—%	—	20	(100%)
Total operating expenses	168	153	10%	486	459	6%
Loss from operations	(142)	(105)	35%	(272)	(227)	20%
Non-operating income, net	7	13	(46%)	25	38	(34%)
Loss before income taxes	(135)	(92)	47%	(247)	(189)	31%
Income tax expense	—	—	*	—	—	*
Net loss	$(135)	$(92)	47%	$(247)	$(189)	31%
*Not meaningful
Total Revenues
The decrease in Total revenues for the three months ended September 30, 2025 was primarily driven by the prior year license revenue of $15 million as a result of Taiho's exercise of its option for quemliclustat in the third quarter 2024 and lower development service revenues from the Gilead Collaboration.

The decrease in Total revenues for the nine months ended September 30, 2025 was primarily driven by lower development services revenue from the Gilead Collaboration and the prior year $15 million license revenue as a result of Taiho's exercise of its option for quemliclustat in the third quarter 2024. The overall decrease was partially offset by the cumulative catch-up of $143 million in the second quarter 2025 relating to pausing future development of etrumadenant and Gilead's related return of its license to the program, compared to the prior year cumulative catch-up of $107 million as a result of the Third Gilead Collaboration Agreement Amendment in the first quarter 2024.
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
		domvanalimab zimberelimab quemliclustat** casdatifan**	ARC-10* STAR-121 STAR-221 PACIFIC-8 PEAK-1 PRISM-1
Early-stage development and preclinical programs	R&D expenses incurred for activities ranging from early-stage development and preclinical to Phase 2 clinical trials. This includes all unallocated program-level expense not directly attributable to a specific clinical trial unless the related program has entered into one or more Phase 3 clinical trials.	quemliclustat** casdatifan** etrumadenant AB598 AB801	ARC-7 ARC-8 ARC-9 ARC-20 ARC-25 ARC-26* ARC-27 EDGE-Lung EDGE-Gastric eVOLVE STELLAR-009* VELOCITY-Lung VELOCITY-HNSCC***
Compensation and personnel costs	Internal costs, such as salaries, non-cash stock-based compensation, and other personnel expenses for our R&D employees that are not allocated to specific programs or trials.	—	—
Other costs	Facilities, depreciation, and other external costs that are not recorded at the investigational product level.	—	—
Partnership reimbursements	Reimbursements from our collaboration partners for shared costs incurred by us and recognized as a reduction in R&D expense.	—	—
*Study discontinued or completed
** Quemliclustat moved from early-stage development and preclinical program to a late-stage development program in the third quarter 2024. Casdatifan moved from early stage development and preclinical to a late-stage development program in the third quarter 2025.
*** Head and Neck Squamous Cell Carcinoma ("HNSCC")

The following table summarizes our R&D expenses by category (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
Category	2025	2024	Change	2025	2024	Change
Late-stage development programs	$78	$69	13%	$207	$196	6%
Early-stage R&D and preclinical programs	33	34	(3)%	113	92	23%
Compensation and personnel costs	44	44	—%	138	134	3%
Other costs	14	13	8%	43	39	10%
Partnership reimbursements	(28)	(37)	(24)%	(99)	(114)	(13)%
Total research and development	$141	$123	15%	$402	$347	16%
The increase in R&D expenses for the three months ended September 30, 2025 was primarily due to costs incurred for our late-stage programs, resulting from increased enrollment and start-up activities for PRISM-1 and PEAK-1 and partially offset by lower costs from STAR-221. Increases in compensation and personnel costs were partially offset by a $2 million decrease in non-cash stock-based compensation.
The increase in R&D expenses for the nine months ended September 30, 2025 was primarily driven by higher costs in our early-stage development activities, driven by Phase 2 activities for casdatifan, and clinical and manufacturing costs incurred for our late-stage programs, resulting from increased enrollment and start-up activities for PRISM-1 and PEAK-1 and partially offset by lower costs for STAR-221. Increases in compensation and personnel costs were partially offset by a $6 million decrease in non-cash stock-based compensation.
R&D expense by quarter may fluctuate due to the timing of clinical manufacturing and standard-of-care therapeutic purchases with a corresponding impact on reimbursements. We expect R&D expenses to decline commencing in the fourth quarter 2025 as costs related to the domvanalimab Phase 3 development program decrease significantly.
General and Administrative Expenses
The decrease in G&A expenses for the three months ended September 30, 2025 was primarily driven by a decrease in compensation and personnel costs driven by a $3 million decrease in non-cash stock-based compensation, partially offset by an increase in expenses shared under the Gilead Collaboration.
The decrease in G&A expenses for the nine months ended September 30, 2025 was primarily driven by a decrease in compensation and personnel costs driven by a $8 million decrease in non-cash stock-based compensation, partially offset by an increase in expenses shared under the Gilead Collaboration.
Impairment of Long-Lived Assets
The impairment expense for the nine months ended September 30, 2024 was due to our 2024 evaluation and sublease of a portion of our office space, resulting in an impairment charge of $20 million.
Non-Operating Income, net
The decrease in Non-operating income, net for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, was primarily due to lower investment yields due to a smaller portfolio of investments and interest expense on our long-term debt agreement which we entered into in the third quarter 2024, with an additional draw in June 2025.
The decrease in Non-operating income, net for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, was primarily due to lower yields due to a smaller portfolio of investments and the interest expense on our long-term debt agreement which we entered into in the third quarter 2024, with an additional draw in June 2025.
Income Tax Expense
There was no Income tax expense for the three and nine months ended September 30, 2025 or 2024 due to forecasted full year net operating losses.
Liquidity and Capital Resources
Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury and agency obligations, investments in corporate securities and certificates of deposit. Based on our existing business plan, we believe that our cash, cash equivalents, marketable securities and existing facilities as of

September 30, 2025 will be sufficient to fund our planned level of operations for a period of at least twelve months following the date of filing of this report and provide funding through our initial pivotal read-outs for domvanalimab, quemliclustat and casdatifan, which include PEAK-1.
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
In 2023, we entered into an equity distribution agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200 million. See Note 13, Stockholders' equity, in Part I, Item 1, to our Condensed Consolidated Financial Statements for further discussion.
In the first quarter 2024, we amended and restated the Stock Purchase Agreement and sold 15.2 million shares of our common stock to Gilead at a purchase price of $21.00 per share for total gross proceeds of $320 million. Of the $320 million equity investment, $87 million was determined to be a premium on the purchase of common stock and allocated to the performance obligations created by the Third Gilead Collaboration Agreement Amendment. Gilead acquired an additional 1.4 million shares of our common stock in the February 2025 underwritten offering and subsequently held approximately 29.3% of our outstanding common stock as of September 30, 2025.
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
Cash Flows
The following table summarizes our cash flow activities for each of the periods presented below (in millions):

	Nine Months Ended September 30,
Net cash provided by (used in):	2025	2024
Operating activities	$(362)	$(70)
Investing activities	$248	$(135)
Financing activities	$202	$279
Operating Activities
Net cash used in operating activities was $362 million for the nine months ended September 30, 2025 compared to $70 million for the same period in the prior year. The change in operating cash flows is primarily due to the prior year receipt of the $87 million allocated to the performance obligations created by the Third Gilead Collaboration Agreement Amendment and the timing of receipts from Taiho for development milestones for STAR-121, STAR-221, and PRISM-1.
Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2025 was primarily due to net proceeds from marketable securities of $249 million.
Cash used in investing activities for the nine months ended September 30, 2024 was primarily due to net purchases of marketable securities of $130 million.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2025 was due to net proceeds of $150 million from issuance of our common stock, primarily due to the February 2025 underwritten offering, and $49 million from our borrowings under the Hercules Agreement and proceeds of $3 million for stock issued under our equity award plans.
Cash provided by financing activities for the nine months ended September 30, 2024 was due to net proceeds of $228 million from issuance of our common stock to Gilead under the Third Stock Purchase Agreement Amendment, $47 million from our borrowings under the Hercules Agreement, and proceeds of $6 million for stock issued under our equity award plans.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations outside the ordinary course of business during the three months ended September 30, 2025, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, other than the following:
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

For example, if we are unable to advance an investigational product to regulatory approval or if we and Gilead agree to terminate joint development of an investigational product, this could result in a decrease in the estimated effort and cost of satisfying the related performance obligation as well as an increase in the estimated percentage of completion and a corresponding cumulative catch-up adjustment to revenue. In contrast, development delays or increases in the total effort required to advance an investigation product could result in a decrease in the estimated percentage of completion and a corresponding reversal of revenue. At September 30, 2025, we had $105 million in deferred revenue related to upfront cash payments for certain performance obligations related to R&D programs that are satisfied over time, of which a substantial amount would be recognized if we were unable to advance the underlying investigational product to regulatory approval or if we and Gilead were to agree to terminate development of the underlying investigational product.
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
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale, nor have we ever generated any revenue from product sales. Our revenues to date have been primarily from upfront and milestone payments, R&D support and clinical materials reimbursement from our strategic partners. For the nine months ended September 30, 2025 and year ended December 31, 2024, we had net loss of $247 million and net loss of $283 million, respectively. As of September 30, 2025, we had an accumulated deficit of $1.4 billion. While we may receive income from year to year under the Gilead Agreement and the Taiho Agreement, we generally expect to incur substantial and increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
As of September 30, 2025, we had $841 million of cash, cash equivalents and marketable securities, which, together with our available facilities, we believe will be sufficient to provide funding through our initial pivotal read-outs for domvanalimab, quemliclustat and casdatifan, which include PEAK-1. This is based on disciplined prioritization of our resources to these programs. For example, we have paused further development for etrumadenant in third-line metastatic colorectal cancer to focus our resources on our late stage clinical portfolio and research programs. However, we cannot guarantee that we will not need additional capital and if so, that we will be able to obtain additional capital in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our R&D programs or future commercialization efforts. In addition, if we need and are able to raise additional capital, raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our intellectual property or investigational products. Our future capital requirements will depend on many factors related to the cost and timing of developing our investigational products, including:
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
•we have appointed three individuals that were designated by Gilead to our board of directors pursuant to the terms of the Investor Rights Agreement and Gilead owns approximately 29.3% of our outstanding common stock as of September 30, 2025. As a result, they may be able to exert significant influence over our company;

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
Based upon shares outstanding as of September 30, 2025, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 55.0% of our common stock. In particular, as of September 30, 2025, Gilead owns approximately 29.3% of our outstanding common stock and we have appointed its three designees to our board of directors pursuant to the terms of the Investor Rights Agreement. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
The adoption, modification or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2025, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

Name and Title	Action	Date	Total Shares to be Sold	Expiration Date
Robert C. Goeltz II Chief Financial Officer	Adoption	September 10, 2025	50,138	January 29, 2027
Juan Jaen President	Adoption	August 8, 2025	265,993	November 13, 2026

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

ARCUS BIOSCIENCES, INC.

Date:	October 28, 2025	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	October 28, 2025	By:	/s/ Alexander Azoy
Alexander Azoy
Chief Accounting Officer (Principal Accounting Officer)