Form 10-K
period 2025-12-31
Arcus Biosciences, Inc.
filed 2026-02-25
CIK 1724521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2025 was $565,882,788. This excludes 31,424,760 shares of the Registrant's Common Stock held by Gilead Sciences, Inc., and 5,482,446 shares held by executive officers, directors and stockholders affiliated with directors at that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of Registrant’s Common Stock outstanding as of February 19, 2026 was 125,349,476.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2025.

Auditor Firm ID:	42	Auditor Name:	Ernst & Young, LLP	Auditor Location:	San Mateo, California, USA

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS AND OUR WEBSITE
This Annual Report on Form 10-K ("Annual Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:
•our expectations regarding our relationship with Gilead Sciences, Inc. ("Gilead");
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
•our ability to obtain and maintain regulatory approvals of our investigational products and the potential sales opportunities for commercializing our investigational products;
•our ability to retain and recruit key personnel, estimates of our expenses, future revenue, capital requirements and our needs for additional financing;
•our ability to develop, acquire and advance investigational products into, and successfully complete, clinical trials;
•our initiation, scope, design, timing, progress and results of future research and development ("R&D") programs, preclinical studies and clinical trials;
•our ability to obtain and maintain intellectual property rights covering our investigational products;
•our expectations regarding the developments and projections relating to our competitors;
•our expectations regarding our industry; and
•our expectations as to the effect that geopolitical conflicts will have on our company.
The words "believe," "may," "will," "estimate," "continue," "anticipate," "design," "intend," "expect," "could," "plan," "potential," "predict," "seek," "should," "would" or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives and financial needs.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the Risk Factor Summary below and in Item 1A of this Annual Report, "Risk Factors." Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
i

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
In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
We intend to use our website www.arcusbio.com as a means of disclosing material non-public information and for complying with our disclosure obligations under the Regulation FD. Such disclosures will be included on the company’s website under the heading "Investors & Media." Accordingly, investors should monitor such portions of the company’s website, in addition to following the company’s press releases, SEC filings and public conference calls and webcasts (if any). The information contained on, or that may be accessed through our website is not part of, and is not incorporated into, this Annual Report.

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
•Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement with Hercules Capital, Inc., as amended, and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.
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
•Serious adverse events ("AEs"), undesirable side effects or other unexpected properties of our investigational products may be identified during development or after approval, which could lead to the discontinuation of our clinical development programs, refusal by regulatory authorities to approve our investigational products or limitations on the use of our investigational products or, if discovered following marketing approval, revocation of marketing authorizations or subsequent limitations on the use of our investigational products.
•Certain of our investigational products may require companion diagnostics in certain indications. Failure to successfully develop, validate and obtain regulatory clearance or approval for such tests could harm our product development strategy or prevent us from realizing the full commercial potential of our investigational products.
Risks Related to Reliance on Third Parties, Manufacturing and Commercialization
•We expect to depend on our collaboration with Gilead for the research, development, manufacture and commercialization of certain of our investigational products. If this collaboration is not successful, our business could be adversely affected.
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
•Failure to comply with data privacy and data protection laws, regulations or other obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.
•Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict, and may have a significant adverse effect on our business and results of operations.

PART I
Item 1. Business
Company Overview
We are a late clinical-stage biopharmaceutical company focused on developing differentiated molecules for patients with cancer and inflammatory and autoimmune diseases. Our most advanced molecules are in Phase 3 registrational studies for various cancer indications and we expect our next wave of clinical-stage molecules to come from our inflammation and autoimmune disease programs. Our vision is to leverage our internal small-molecule discovery capabilities to create, develop and commercialize highly differentiated therapies that can have a meaningful impact on patients.
The chart below summarizes our current clinical and late pre-clinical stage portfolio:
* Taiho holds exclusive licenses in Japan and certain other Asian countries, excluding China, for casdatifan (the “Taiho Territory”).
† Gilead and Arcus co-develop globally and share co-promotion rights in the U.S. for domvanalimab and quemliclustat. Gilead holds commercialization rights outside of the U.S. subject to Taiho’s rights for the Taiho Territory.
‡ Gilead has certain option rights as further described under “Licenses and Collaborations”.

Oncology Programs
Casdatifan (HIF-2α Inhibitor)
Casdatifan is our oral, small-molecule inhibitor of HIF-2α, a target that has been commercially validated by the approval of Merck & Co., Inc's ("Merck") HIF-2α inhibitor belzutifan. HIF-2α is a protein that is involved in sensing oxygen availability in multiple organs. In certain tumors, particularly clear cell renal cell carcinoma ("ccRCC"), HIF-2⍺ activity is highly dysregulated as a result of genetic abnormalities. This creates a situation of pseudohypoxia and the abnormal increase in HIF-2⍺-mediated expression of a wide array of proteins involved in cancer cell proliferation, survival, treatment resistance and angiogenesis.
We designed casdatifan to have superior pharmacokinetic and pharmacodynamic properties relative to belzutifan, with the goal of achieving greater efficacy in ccRCC patients. The ability for casdatifan to achieve greater efficacy has now been demonstrated in a clinical study in patients. Specifically, in our Phase 1/1b ARC-20 study, which evaluated casdatifan monotherapy in approximately 120 late-line ccRCC patients, casdatifan achieved improvement on every efficacy measure including rate of primary progressive disease, overall response rate ("ORR") and progression-free survival ("PFS"), relative to data reported for belzutifan in a similar patient population.
Our goal for casdatifan is to leverage the potential best-in-class efficacy profile and maximize the opportunity for casdatifan by developing this molecule across multiple settings and with optimal combination partners. ARC-20 is designed to generate safety and proof-of-concept clinical data to support and inform our registrational studies for casdatifan. To date, we have completed enrollment of eight cohorts, including four monotherapy cohorts in late-line ccRCC, a cohort evaluating casdatifan plus cabozantinib in ccRCC patients previously treated with immunotherapy and three cohorts evaluating casdatifan in early line settings of ccRCC.
The initial registrational studies for casdatifan will focus on combination approaches that build on top of standard of care therapies, while also exploring opportunities for casdatifan to become a foundational standard of care.
Our first Phase 3 clinical trial, PEAK-1, is evaluating casdatifan and cabozantinib in ccRCC patients that have received prior immunotherapy, which we believe has a potential global peak sales opportunity of greater than $2 billion. This study has a primary endpoint of PFS and is currently enrolling.
Our second Phase 3 clinical trial is expected to evaluate casdatifan in a Tyrosine Kinase Inhibitor ("TKI")-free regimen for the treatment of first-line ccRCC, which we believe represents a potential global peak sales opportunity of greater than $3 billion. This strategy capitalizes on the strong desire by clinicians and patients to avoid TKIs and their associated toxicities in the first-line setting. This Phase 3 study, which we are targeting initiation of by the end of 2026, will be informed by emerging data from the following ongoing cohorts and studies:
•A cohort in ARC-20 evaluating casdatifan plus zimberelimab, our anti-PD-1 antibody, in first-line ccRCC. Casdatifan plus anti-PD-1 is likely to serve as the backbone of our front line TKI-free strategy. This cohort has completed enrollment.
•We are enrolling a cohort in ARC-20 to evaluate casdatifan in combination with ipilimumab and zimberelimab in first-line ccRCC. Ipilimumab, an anti-CTLA-4 antibody, plus nivolumab, an anti-PD-1 antibody, are approved as a standard of care therapy in first-line ccRCC.
•eVOLVE-RCC02 is a Phase 1b/3 clinical trial operationalized by AstraZeneca plc ("AstraZeneca") evaluating casdatifan and volrustomig (AstraZeneca’s anti-PD-1 / anti-CTLA-4 bispecific antibody) in first-line ccRCC. A decision was made to temporarily pause recruitment, after observing certain immune-mediated AEs. We and AstraZeneca are evaluating emerging data which will inform next steps for the study.
Quemliclustat (CD73 Inhibitor)
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
Quemliclustat is a small-molecule inhibitor that targets the CD73 enzyme that plays a critical role in the last step in the conversion of extracellular ATP into adenosine. Further, we believe targeting CD73 could be a highly effective approach to inhibiting adenosine-mediated immune suppression by suppressing adenosine generation.

We believe quemliclustat was the first small-molecule CD73 inhibitor to enter clinical development. We believe that a small-molecule approach to CD73 inhibition could offer several advantages over antibody approaches, including more complete inhibition of CD73 enzymatic activity, deeper tumor penetration, and potential for both intravenous and oral delivery.
We are evaluating quemliclustat in the following study:
•PRISM-1 is a Phase 3 study in metastatic pancreatic cancer evaluating quemliclustat with gemcitabine and nab-paclitaxel (the standard-of-care chemotherapies used for advanced pancreatic cancer) against gemcitabine and nab-paclitaxel. This study completed enrollment in September 2025, less than 12 months after study initiation, and we expect results from this study in the first half of 2027.
Domvanalimab (Anti-TIGIT Antibody)
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
As T cells are important in the immune response, domvanalimab was engineered to lack Fc-receptor binding in order to minimize the risk of depleting such cells.
In December 2025, we announced that our Phase 3 STAR-221 clinical trial, which evaluated domvanalimab in combination with zimberelimab and chemotherapy in first-line metastatic GI cancers, is being discontinued due to futility. Based on this result, we are also discontinuing our Phase 2 EDGE-Gastric study. The following Phase 3 studies for domvanalimab are still ongoing:
•STAR-121 is a Phase 3 study evaluating domvanalimab in combination with zimberelimab and chemotherapy versus pembrolizumab and chemotherapy in first-line non-small cell lung cancer ("NSCLC"). A futility analysis is expected to be conducted for this study in the first quarter of 2026.
•PACIFIC-8 is a Phase 3 study evaluating domvanalimab in combination with durvalumab following chemoradiation in Stage 3 NSCLC, a setting in which durvalumab is already approved.
Zimberelimab (Anti-PD-1 Antibody)
Zimberelimab has been evaluated in clinical trials, either alone or in combination with other agents, in over 2600 patients across several studies conducted by us. The clinical results to date have shown that zimberelimab has an efficacy and safety profile consistent with anti-PD-1 mechanism of action.
We are currently evaluating zimberelimab in combination with casdatifan for the treatment of first-line ccRCC in our Phase 1/1b ARC-20 study. We are also initiating two additional cohorts in this study to evaluate casdatifan in combination with zimberelimab and ipilimumab in first-line ccRCC utilizing two different dosing regimens.
Inflammation Programs
We have active discovery efforts focused on the creation of development candidates aimed at regulating excessive immune activity in the context of various types of inflammation and autoimmune diseases. These discovery efforts leverage the small molecule-focused infrastructure and capabilities that led to our pipeline of oncology development candidates, including casdatifan. Our goal is to develop best-in-class, oral, small-molecule drugs to displace injectable biologics for the treatment of the most common inflammatory and autoimmune diseases.
Our inflammation portfolio is currently comprised of five research and preclinical programs directed to MRGPRX2, TNF, CCR6, CD89 and CD40 ligand, and we expect to advance our first development candidate from these programs into the clinic in 2026.

MRGPRX2 Antagonist Program
Our most advanced inflammation program has identified an orally active, highly potent and selective, small-molecule inhibitor of MRGRX2 that we believe has the potential to be best-in-class. In recent years, the MRGPRX2 receptor has been identified as a major regulator of mast cell function, playing an important role in the interplay between inflammation and pain sensation in certain dermal atopic conditions, such as chronic urticaria and atopic dermatitis. Due to its potency, our development candidate is expected to achieve similar biological activity as the most advanced MRGPRX2 inhibitor in clinical development, but at much lower plasma levels, thereby avoiding the toxicities that have been observed with competitor molecules at higher drug exposures.
Initially, we plan to develop our MRGPRX2 inhibitor in chronic spontaneous urticaria ("CSU"), an inflammatory disease characterized by hives and pruritus. We believe that inhibiting MRGPRX2 may offer several advantages over other approaches for the treatment of CSU, including the ability to treat patients whose disease is not primarily driven by immunoglobulin E ("IgE"), oral administration, greater specificity for mast cells, and fewer side effects such as neutropenia and hair depigmentation. We also believe that MRGPRX2 inhibition has the potential to treat other inflammatory disorders, such as atopic dermatitis, in which mast cells play key pathological roles. Both CSU and atopic dermatitis represent multi-billion dollar sales opportunities.
We expect to initiate our first study for our MRGPRX2 inhibitor in 2026 in healthy volunteers to identify the optimal dosing for our molecule. Following these studies in healthy volunteers, we expect to initiate a proof-of-concept study in subjects with chronic inducible urticaria.
TNF Inhibitor Program
Our TNF program is focused on the design of orally active, small molecules that selectively block the activity of TNF on its pro-inflammation receptor, known as TNFR1, while sparing the ability of TNF to signal via its other receptor ("TNFR2"), which is generally understood to be important for orchestrating anti-inflammatory processes and tissue repair. The value proposition for this approach is the ability to replace the injectable anti-TNF molecules, which have been considered the standard of care for many inflammatory and autoimmune diseases for many years, with a pill and a more selective agent that may not suffer from the undesirable consequences of TNFR2 blockade. We believe there is currently only one other small-molecule TNF inhibitor in clinical development, demonstrating the difficulty of developing highly potent and selective small molecules against this target.
We expect to identify our lead development candidate for this program in early 2026 and to file an IND for this molecule in late 2026 or early 2027.
Commercialization Plans
We currently own all of the commercial rights to casdatifan, with the exception of rights in Japan and certain other Asian countries (excluding China) which were optioned from us by Taiho Pharmaceutical Co., Ltd ("Taiho"). If we receive positive data from a registrational Phase 3 study for casdatifan, we expect to build the necessary infrastructure and sales, marketing and commercial capabilities to commercialize this program in the U.S. Outside the U.S., we could commercialize casdatifan on our own in certain regions, or with potential partners.
With respect to quemliclustat, domvanalimab and zimberelimab and subject to timely exercise of Gilead's and Taiho's respective option rights to other molecules in our pipeline, as discussed below, Gilead has certain commercialization rights under the Gilead Collaboration Agreement, and Taiho has commercial rights in Japan and certain other Asian countries based on the Option and License Agreement that we entered into with Taiho (as amended, the "Taiho Agreement"). In the U.S., we have an option to co-promote with Gilead, which we have elected for domvanalimab and zimberelimab, and expect to elect for quemliclustat.

Licenses and Collaborations
Gilead Collaboration
Clinical Programs
Under the Gilead Collaboration Agreement, Gilead has exclusive licenses to develop and commercialize our anti-TIGIT program (including domvanalimab), anti-PD-1 program (including zimberelimab) and CD73 program (including quemliclustat) in certain markets. Gilead also has time-limited exclusive options to develop and commercialize (i) any of our clinical programs existing at the time of entering into the Gilead Collaboration Agreement and (ii) any programs that enter clinical development during the 10-year collaboration term. Gilead's continued option rights are contingent upon Gilead making $100 million continuation payments on each anniversary of the agreement in 2026 and 2028. Gilead's options expire, on a program-by-program basis, after a prescribed period, following the achievement of a clinical development milestone in such program and our delivery to Gilead of the requisite data package. Gilead may exercise its option to additional programs at any time prior to the expiration of the option and upon payment of an option fee of $150 million per program.
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
Preclinical Programs
Under the Gilead Collaboration Agreement, Gilead has also received options to two oncology research programs (the "Oncology Research Programs") and two jointly selected research programs that target inflammatory diseases (the "Inflammation Research Programs"). We will lead discovery and early development activities for all Oncology Research Programs and Inflammation Research Programs.
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
With respect to the Inflammation Research Programs, Gilead will have an option to license each program at two separate prespecified time points, either (i) exercise its option upon our completion of certain IND-enabling activities for an option payment of $45 million or (ii) extend its option and exercise it following the achievement of a clinical development milestone for an option payment of $150 million. If Gilead exercises its option at the earlier time point, we would be eligible to receive up to $375 million in regulatory and commercial milestone payments as well as tiered royalties for each optioned program. For any other Inflammation Research Program option exercised by Gilead, the parties would have rights to co-develop and share global development costs and to co-promote and share profits in the U.S. for that program.
Common Stock Purchase Agreement and Investor Rights Agreement
In connection with our entry into the Gilead Collaboration Agreement, we and Gilead entered into a Common Stock Purchase Agreement (as amended, the "Stock Purchase Agreement"), which expired in July 2025, and Investor Rights Agreement (as amended, the "Investor Rights Agreement"). We refer to the Gilead Collaboration Agreement, Stock Purchase Agreement and Investor Rights Agreement as the "Gilead Agreements". The Investor Rights Agreement provides Gilead with the right to designate three individuals, which they have exercised, to be appointed to our board of directors.

Taiho License
In 2017, we entered into the Taiho Agreement pursuant to which Taiho obtained an exclusive option to in-license development and commercialization rights to programs for which IND-enabling studies had begun during a five-year term. These rights are geographically limited to Japan and certain other Asian countries (excluding China) (the "Taiho Territory"). To date, Taiho has exercised its option to our HIF-2α inhibitor program (including casdatifan), anti-TIGIT program (including domvanalimab), anti-PD-1 program (including zimberelimab), CD73 program (including quemliclustat) and adenosine receptor antagonist program (including etrumadenant). The five-year term expired in September 2022 and Taiho retains option rights to our CD39 program (including AB598). Taiho’s option to this program expires after a prescribed period following the achievement of a clinical development milestone in such program and our delivery to Taiho of the requisite data package.
For each Taiho optioned program, Taiho is obligated to pay to us (i) an option exercise payment for each program that is between $3 million to $15 million, (ii) clinical, regulatory and commercialization milestones of up to $275 million except for casdatifan (the HIF-2α program) for which we may receive up to $317 million, and (iii) royalties on net sales in Taiho’s territories ranging from high single digits to mid-teens. Royalties will be payable on a licensed product-by-licensed product and country-by-country basis during the period of time commencing on the first commercial sale of a licensed product in a country and ending upon the later of: (a) ten (10) years from the date of first commercial sale of such licensed product in such country; and (b) expiration of the last-to-expire valid claim of our patents covering the manufacture, use or sale or exploitation of such licensed product in such country. Taiho is also responsible for the development and commercialization of licensed products in the Taiho Territory except for casdatifan where we are responsible for global development and Taiho is responsible for commercialization in the Taiho Territory.
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
Under the WuXi PD-1 Agreement, we are obligated to appoint WuXi Biologics as our exclusive manufacturer of the drug substance for such licensed products for a specified period of time subject to certain exceptions. Our sublicensees, however, may manufacture, at any time, certain portions of their requirements for such product subject to certain conditions. We made certain covenants not to commercialize any anti-PD-1 antibody licensed or obtained by us after the date of the license agreement with WuXi Biologics other than anti-PD-1 antibodies licensed from WuXi Biologics, subject to certain exceptions as set forth in the WuXi PD-1 Agreement. This agreement terminates, on a licensed product-by-licensed product and country-by-country basis, on expiration of the royalty term for such licensed product for the applicable country.
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
This agreement terminates on the latest of (i) the expiry of the last-to-expire Abmuno licensed patent that covers a product that contains an anti-TIGIT antibody, (ii) the date on which there is no longer an Abmuno licensed patent application that is still pending and has been pending for a certain period of time that covers a product that contains an anti-TIGIT antibody and (iii) 10 years from the date of first commercial sale.

Manufacturing and Supply
We do not own or operate, and currently have no plans to establish, any manufacturing or storage facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our investigational products for preclinical and clinical testing. If any of our investigational products obtain marketing approval, we expect to continue to use third-party manufacturers and may also use Gilead’s internal manufacturing infrastructure for their optioned products, as appropriate, to deliver commercial supply. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational products, as well as for our commercial products if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the development of our investigational products.
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
We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop treatments for cancer and inflammatory and autoimmune diseases. There are many other companies that have commercialized and/or are developing oncology treatments for cancer including large pharmaceutical and biotechnology companies such as AstraZeneca, BeiGene, Ltd. ("BeiGene"), The Bristol-Myer Squibb Company ("Bristol-Myers Squibb"), GlaxoSmithKline plc ("GSK"), Merck, Novartis Inc. ("Novartis"), Pfizer Inc. ("Pfizer"), Regeneron Pharmaceuticals, Inc. ("Regeneron") in partnership with Sanofi Pasteur, Inc. ("Sanofi"), and Roche Holdings AG through its subsidiary Genentech ("Roche/Genentech"). There are also many other companies that have commercialized and/or are developing treatments for inflammatory and autoimmune diseases, including large pharmaceutical and biotechnology companies such as Novartis, Roche/Genentech, Celldex Therapeutics, Inc., Abbvie Inc. ("Abbvie"), Amgen Inc., Sanofi and Regeneron.
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
For our anti-TIGIT antibody, domvanalimab, AstraZeneca has initiated more than nine registrational studies for rilvegostomig, its investigational anti-TIGIT/anti-PD-1 bispecific antibody. To our knowledge, there are no approved anti-TIGIT antibodies, and the most advanced agents are in Phase 3 development.
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
For our inflammation and immunology portfolio, we will be competing against large pharmaceutical and biotechnology companies with established products, such as Dupixent®, which is marketed by Sanofi and Regeneron, Xolair®, which is marketed by Genentech and Novartis, and Humira®, which is marketed by Abbvie.
Many of the companies against which we may compete have significantly greater financial resources and expertise in R&D, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These potential competitors also compete with us in recruiting and retaining qualified scientific and management personnel and in establishing clinical trial sites and enrolling subjects for our clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
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
As of February 1, 2026, our patent estate includes over 850 pending or issued patents worldwide, including 41 issued U.S. patents directed to compositions of matter, pharmaceutical compositions and methods of use for our investigational products and research programs. The term of any patents that issue will vary in accordance with the laws of each jurisdiction, but is typically 20 years from the earliest effective filing date. Our issued patents and any patents that may issue in the future from our company-owned or licensed pending applications are projected to expire between 2036 and 2045, absent any patent term adjustments or extensions.
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
Clinical trials involve the administration of the investigational product to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted, among other things: (i) in compliance with federal regulations; (ii) in compliance with GCPs, which is comprised of standards and regulations meant to protect the rights and health of subjects and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. subjects and subsequent protocol amendments must be submitted to the FDA as part of the IND. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected AEs, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
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
In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These clinical trials, sometimes referred to as "Phase 4 studies," may be used to gain additional experience from the treatment of patients in the approved therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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
Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. Most applications considered for standard review are reviewed within ten months of the date the FDA files the NDA or BLA; most applications designated for priority review are reviewed within six months of the date the FDA files the NDA or BLA. Priority review can be applied to an NDA or BLA for an investigational product that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to respond to new information deemed a "major amendment" to the application.
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

Even if an investigational product receives regulatory approval, such approval will be granted for specific indications and dosages and the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk evaluation and mitigation strategy ("REMS"), or otherwise limit the scope of any approval. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use ("ETASU"). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the product. In addition, the FDA may require post marketing clinical trials, including "Phase 4" clinical trials, designed to further assess a product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.
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
Expedited Development and Review Programs
The FDA has various programs, including Fast Track, Breakthrough Therapy, priority review, accelerated approval, and Commissioner's National Priority Voucher ("CNPV"), which are intended to expedite or simplify the process for reviewing investigational products designed to address serious or life threatening conditions, or provide for the approval of a such investigational products on the basis of an effect on a surrogate or intermediate endpoint. Even if an investigational product qualifies for one or more of these programs, the FDA may later decide that the investigational product no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. For example, Fast Track is a process designed to facilitate the development and expedite the review of investigational products designed to treat serious or life-threatening diseases or conditions, demonstrate the potential to address unmet medical needs for the disease or condition. The sponsor of a Fast Track investigational product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA or BLA is submitted, the application may be eligible for priority review. With regard to a Fast Track investigational product, the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.
In addition, the FDA also provides Breakthrough Therapy designation. A sponsor may seek FDA designation of an investigational product as a "breakthrough therapy" if the investigational product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the investigational product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient product development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.
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
The newly implemented CNPV approach could further shorten the review time to 1-2 months with CMC and labeling information submitted 60 days prior to the full NDA or BLA submission. However, the non-traditional review process may face legal challenges.
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
If an investigational product with orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the investigational product is generally entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same investigational product for the same approved indication or use within the designated disease or condition, except in very limited circumstances, for seven years. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same indication or use within the relevant disease or condition, or the same drug for a different disease or condition. Orphan drug exclusivity, however, could also block the approval of an investigational product for the approved orphan indication or use for seven years if a competitor obtains approval of the same investigational product, as defined by the FDA, or if such investigational product is determined to be contained within the competitor’s investigational product for the same condition or disease.
A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity within the relevant indication or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs relating to the approved indication or use of patients with the rare disease or condition.
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
Biosimilars
The Biologics Price Competition and Innovation Act of 2009 (the "BPCIA") created an abbreviated approval pathway for biological investigational products shown to be highly similar to or interchangeable with an FDA licensed reference biological product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form, and strength, and no clinically meaningful differences between the biological investigational product and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials, and a clinical trial or trials, unless the Secretary of the U.S. Department of Health and Human Services ("HHS") waives a required element. A biosimilar investigational product may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.
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
FDA Regulation of Companion Diagnostics
If use of an in vitro diagnostic is essential to safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic and regulated by FDA as a medical device, at the same time that the FDA approves the investigational product. The review of an in vitro companion diagnostic in conjunction with the review of an investigational product involves coordination of review between internal organizations within FDA. In the U.S., the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, each medical device commercially distributed in the U.S. generally requires either FDA clearance of a 510(k) premarket notification, or approval of a premarket approval ("PMA") application prior to commercial distribution. Most companion diagnostics require approval of a PMA.
If used to make critical treatment decisions, such as patient selection, the diagnostic device may be considered a significant risk device under the FDA’s Investigational Device Exemption ("IDE") regulations, in which case, the sponsor of the diagnostic device will be required to submit and obtain approval of an IDE application and subsequently comply with the IDE regulations for the use of the diagnostic device in clinical studies. However, according to FDA guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of applicable IDE regulations and the IND regulations.
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
Other U.S. Healthcare Laws and Compliance Requirements
In the U.S, our activities are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services (the "CMS") other divisions of the HHS, such as the Office of Inspector General, the U.S. Department of Justice (the "DOJ") and individual U.S. Attorney offices within the DOJ, and state and local governments. These laws include, without limitation, the anti-fraud and abuse provisions of the Social Security Act and the false claims laws, each as amended, as applicable.
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

The federal false claims, including the federal False Claims Act (the "FCA"), impose significant penalties and can be enforced by private citizens through civil qui tam actions, and civil monetary penalty laws prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal healthcare programs, including Medicare and Medicaid, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes "any request or demand" for money or property presented to the U.S. government. For instance, historically, pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.
The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (collectively, "HIPAA"), created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, the ACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
Ensuring business arrangements with third parties comply with applicable healthcare laws and regulations is a costly endeavor. Violation of any of the federal and state healthcare laws described above or any other current or future governmental regulations that apply to drug manufacturers may result in significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private "qui tam" actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting obligations and oversight if the manufacturer becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of operations.
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
Healthcare Reform
In the U.S. and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of investigational products, restrict or regulate post-approval activities, and affect the ability to profitably sell investigational products for which marketing approval is obtained. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, the ACA has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the ACA provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (iii) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (iv) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the Average Manufacturer Price ("AMP") for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the AMP; (v) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vi) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (vii) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been legal and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, there have been a number of health reform measures by the former Biden administration that have impacted the ACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA"), into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program which began in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a new manufacturer discount program.
Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, was signed into law which, among other things, included aggregate reductions to Medicare payments to providers that went into effect beginning on April 1, 2013 and, due to subsequent legislation, will stay in effect until 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, which was previously set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, beginning January 1, 2024.
Additionally, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In August 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the subsequent 15 drugs, which will first be effective in 2027. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, or the impact of the IRA on our business.
The One Big Beautiful Bill Act (the "OBBBA") also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our business is currently unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our revenue and commercial prospects.
In addition, the Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for investigational products, if approved. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although final regulations have not yet been published. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers.
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

Europe and United Kingdom
Similar to the U.S. and Australia, the conduct of clinical trials in the EU are subject to regulatory controls. The current EU Clinical Trials Regulation 536/2014 (the "Regulation") aims to simplify and streamline the approval of clinical trials in the EU. For example, the sponsor shall submit a single application for approval of a clinical trial via the EU portal. As part of the application process, the sponsor shall propose a reporting member state, who will coordinate the validation and evaluation of the application. The reporting member state shall consult and coordinate with the other concerned member states. If an application is rejected, it can be amended and resubmitted through the EU portal. If an approval is issued, the sponsor can start the clinical trial in all concerned member states. However, a concerned member state can in limited circumstances declare an "opt-out" from an approval. In such a case, the clinical trial cannot be conducted in that member state. The Regulation also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU database.
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
We will be subject to additional regulations with respect to any activities we conduct in the EU and the UK. For example, the EU General Data Protection Regulation (the "EU GDPR") and the United Kingdom's (the "UK") General Data Protection Regulation (the "UK GDPR" and, together with the EU GDPR, the "GDPR") applies to health-related and other personal data of individuals in the EU and UK, respectively. The GPDR imposes more stringent operational requirements on processors and controllers of personal data, including, for example, expanded disclosures about how personal data is collected, used and shared, limitations on retention of personal data, more stringent requirements pertaining to genetic, biometric and health data, mandatory data breach notification requirements, and higher standards for controllers to demonstrate valid consent for certain data processing activities, as well as regulating cross-border transfers of personal data out of the EEA and the UK. The GDPR further provides that EU member states may implement their own additional laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences in the GDPR’s implementation among member states. The GDPR increases our responsibility and liability in relation to personal data that we process, and we must put in place additional mechanisms to ensure compliance with GDPR.
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

Human Capital Resources
Our culture and values can be defined by one overarching concept: We do the right things for the right reasons. We take pride in hard work and approach our mission—to create, develop and commercialize highly differentiated therapies that have a meaningful impact on patients—with a great sense of urgency. We recognize that our employees are a critical component to our success and we strive to attract the best talent from a range of sources, including an internship program through which we have developed strong relationships with multiple universities to foster talent and attract skilled graduates.
As of December 31, 2025, our company turnover rate is lower than the industry average. While the competition for talent remains strong as the number of biotechnology and pharmaceutical companies headquartered in the San Francisco Bay Area remains high, we believe we can attract and retain the talent we need to be successful. As of December 31, 2025, we had 601 full-time employees, approximately 49% of whom hold Ph.D., M.D., R.N., or similar degrees and certifications. Of our employees, approximately 81% were engaged in R&D activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
We are an equal opportunity employer. As of December 31, 2025, among our employees, 55% were female and, among our leadership (which we define as employees at the vice president level and above), approximately 38% were female. As of December 31, 2025, 58% of our employees and 48% of our leadership identify as being from diverse racial and ethnic groups.
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
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information with the Securities and Exchange Commission ("SEC"). Our filings with the SEC are available free of charge on the SEC’s website at www.sec.gov and on our website under the "Investors" tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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
We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale, nor have we ever generated any revenue from product sales. Our revenues to date have been primarily from upfront and milestone payments, R&D support and clinical materials reimbursement from our strategic partners. For the years ended December 31, 2025 and 2024, we had net losses of $353 million and $283 million, respectively. As of December 31, 2025, we had an accumulated deficit of $1.5 billion. While we may receive income from year to year under the Gilead Agreement and the Taiho Agreement, we generally expect to incur substantial and increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
As of December 31, 2025, we had $1.0 billion of cash, cash equivalents and marketable securities, which we believe will be sufficient to provide funding until at least the second half of 2028. This is based on disciplined prioritization of our resources to these programs. For example, we have paused further development for etrumadenant in third-line metastatic colorectal cancer to focus our resources on our late-stage clinical portfolio and research programs. However, we cannot guarantee that we will not need additional capital and if so, that we will be able to obtain additional capital in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our R&D programs or future commercialization efforts. In addition, if we need and are able to raise additional capital, raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our intellectual property or investigational products. For example, if we decide in the future to issue debt or equity securities ranking senior to shares of our common stock or otherwise incur additional indebtedness, it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to stockholders. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or financings, any of which could reduce the market price of share of our common stock and dilute their value. Our future capital requirements will depend on many factors related to the cost and timing of developing our investigational products, including:
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
Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement with Hercules Capital, Inc., as amended, and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.
In August 2024, we entered into a loan and security agreement with Hercules Capital, Inc. (the "Hercules Agreement" and "Hercules"), as administrative agent and collateral agent, and the lenders listed in the Hercules Agreement (collectively, the "Lenders"). The Hercules Agreement was subsequently amended in December 2025 (the "Hercules Amendment"). The Hercules Agreement provided a secured term facility of up to $250 million in four tranches, subject to customary terms and conditions, of which $100 million had been drawn down by us. The Hercules Amendment amended the terms for the remaining $150 million term loan commitments available under the loan facility, subject to customary terms and conditions. The Hercules Agreement, as amended, is secured by substantially all of our assets, subject to certain exclusions. The maturity date of the Hercules Agreement is September 2030, with interest-only period until September 2028, which may be extended to September 2030, subject to achieving certain specified regulatory approval milestones. Until we have repaid all outstanding obligations, the Hercules Agreement, as amended, subjects us to various customary covenants, including, among other things, requirements as to financial reporting and minimum cash (beginning July 2027) and net product revenue (following achievement of certain regulatory milestones), and certain advisory management rights for the Lenders and Hercules. The minimum cash covenant is conditionally waived if our market capitalization exceeds a specified threshold, and the minimum net product revenue covenant may be satisfied through alternative measures based on our market capitalization and cash position. In addition, the Hercules Agreement contains customary restrictions on our ability to incur additional indebtedness, to incur liens on our property and assets, to make certain investments, to repurchase or redeem any capital stock or other equity interest other than certain permitted investments, to declare or pay any cash dividends or other distributions on capital stock other than from the Company’s subsidiaries to the Company or another subsidiary of the Company, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity other than certain permitted acquisitions, to change our line of business and to enter into any change in control transaction. Our business may be adversely affected by these restrictions on our ability to operate our business.
In addition, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs and is continuing under the Hercules Agreement. An event of default will occur if, among other things, we fail to make payments under the Hercules Agreement; we breach any of our covenants under the Hercules Agreement, subject to specified cure periods with respect to certain breaches; a material adverse effect has occurred; any of our representations or warranties are false or misleading in any material respect; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; or we default on certain contracts with third parties, which would permit Hercules to accelerate the maturity of such indebtedness under the Hercules Agreement. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to limit or reduce our activities necessary to commercialize our investigational products, or delay or limit clinical trials for our investigational products. Hercules could also exercise its rights as collateral agent to enforce its security interest in the collateral. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

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
The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether marketing approval will be obtained for any of our investigational products. Regulatory authorities may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of an investigational product. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application. For example, since we utilize intra-portfolio combinations, regulatory authorities may disagree that we have sufficiently demonstrated the contribution of each investigational product or other agent in our combination trials to any observed therapeutic effects and require further studies to further characterize the activity of each component within the combination.
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
The results of preclinical and early clinical trials of our investigational products and other products with the same mechanism of action may not be predictive of the results of later-stage clinical trials. For example, we presented data from our Phase 2 EDGE-Gastric study that evaluated the same combination as our Phase 3 STAR-221 study. Despite results from EDGE-Gastric showing median overall survival ("OS") beyond two years, which exceeded benchmarks from other Phase 3 studies showing median OS of 13-14 months, the Phase 3 STAR-221 was discontinued after our interim analysis in December 2025 showed no benefit over standard of care. Accordingly, data from Phase 2 studies (such as ARC-8 and ARC-20) may not be predictive of the results of any of our Phase 3 studies even if evaluating the same regimen and setting. Clinical trial failure may result from a multitude of factors including flaws in study design, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. As such, failure in clinical trials can occur at any stage of testing. A number of companies in the biopharmaceutical industry have suffered setbacks in the advancement of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Based upon negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. In addition, data obtained from clinical trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may further delay, limit or prevent marketing approval. In particular, results from uncontrolled trials, meaning trials in which there is no control group such as a placebo group, are inherently difficult to interpret. This difficulty is compounded in any of our clinical trials in which two or more investigational products that have not yet been approved are being evaluated. Accordingly, the data generated during preclinical or early clinical trials evaluating our investigational products may not be predictive of future clinical trial results for these or other investigational products when studied in a randomized environment or larger patient populations or with different study designs.

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
•obtaining approval from one or more IRBs, or ethics committees at clinical trial sites;
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
•occurrence of serious AEs in trials of the same class of agents conducted by other companies that could be considered similar to our investigational products;
•selection of clinical endpoints that require prolonged periods of clinical observation or extended analysis of the resulting data;

•or failure of our contract manufacturing organizations ("CMOs") to produce clinical trial materials in sufficient quantities in accordance with current Good Manufacturing Practice ("cGMP"), regulations or other applicable requirements; and
•third parties being unwilling or unable to satisfy their contractual obligations to us in a timely manner.
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
We may encounter delays in enrolling, or be unable to enroll and maintain, a sufficient number of subjects to complete any of our clinical trials. Patient enrollment and retention in clinical trials is a significant factor in the timing and cost of clinical trials and depends on many factors, including among other things, the size of the patient population required for analysis of the trial’s primary endpoints, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the investigational product (including data that we report in our other clinical trials using the same investigational products) or with respect to other investigational products with the same mechanism of action as our investigational products, the number and nature of competing products or investigational products and ongoing clinical trials of competing investigational products for the same indication, the proximity of subjects to clinical trial sites, the eligibility criteria for the clinical trial and our ability to obtain and maintain subject consents. See "Item 1. Business—Competition" for additional information regarding competing programs.
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
As we continue to develop our investigational products and initiate later phase clinical trials of our investigational products or initiate clinical trials to evaluate different combination regimens involving our investigational products, serious AEs, undesirable side effects or unexpected characteristics may emerge causing us to abandon these investigational products or limit their development to more narrow uses or subpopulations in which the serious AEs, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, we and AstraZeneca temporarily paused enrollment into the eVolve-RCC02 following observations of potential immune-mediated AEs. Even if our investigational products initially show promise in early clinical trials, the side effects of drugs are frequently only detectable after they are tested in larger, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Different AEs may also emerge, or the same or similar AEs but with increased incidence and/or severity, when our investigational products are used in different combination regimens. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by our investigational product or another product or factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications.
Additionally, adverse developments in clinical trials of investigational products conducted by others or AEs associated with commercial products offered by others may cause the FDA or other regulatory oversight bodies to suspend or terminate our clinical trials or change the requirements for approval of any of our investigational products, or otherwise adversely affect the clinical and commercial development of our investigational products.
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

Other potentially significant negative consequences associated with AEs include:
•IRBs, ethics committees, or safety monitoring committees may recommend that enrollment or dosing be placed on hold or that additional safety measures be implemented for ongoing clinical trials;
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
Lack of efficacy, AEs, undesirable side effects, or other adverse findings may emerge in clinical trials conducted by third parties investigating the same investigational products as us in different territories or different investigational products directed to the same target as one of our programs. For example, we and Gloria Biosciences each licensed our rights to the same anti-PD-1 antibody (which we refer to as zimberelimab) from WuXi Biologics. Gloria Biosciences refers to this antibody as GLS-010 and is conducting clinical trials with GLS-010 in China. We have no control over their clinical trials or development program, and adverse findings from the results or their conduct of clinical trials could adversely affect our development of zimberelimab or even the viability of zimberelimab as an investigational product. We may be required to report Gloria Biosciences' AEs or unexpected side effects to the FDA or comparable foreign regulatory authorities, which could, among other things, order us to cease further development of zimberelimab. We may face similar risks from any independent development conducted with our investigational products by Gilead and Taiho, following any exercise of their respective options to our programs.
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
Certain of our investigational products are being pursued in combination with one or more investigational products. The development of combination therapies may be more complex than the development of single agent therapies and generally requires that sponsors demonstrate the contribution of each investigational product to the claimed effect and the safety and efficacy of the combination as a whole. This requirement may make the design and conduct of clinical trials more complex, requiring more clinical trial subjects. We also may not be able to meet the FDA’s current or future approval standards required for combination therapies or combination products, if we decided to administer or package a combination therapy as a single drug product. For example, under the "combination rule", the FDA may not file or approve a fixed-dose combination product unless each component of a proposed drug product is shown to make a contribution to the claimed effects and the dosage of each component (amount, frequency, duration) is safe and effective for the intended population. To satisfy these requirements, the FDA may recommend we conduct a clinical factorial study, designed to assess the effects attributable to each drug in the combination product. Moreover, the applicable requirements for approval of a combination therapy may differ from country to country.
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
Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as a medical device and may require separate regulatory authorization prior to commercialization of either the companion diagnostic or the relevant investigational product. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Depending on the data from our clinical trials, we may utilize diagnostic tests, during our clinical trial enrollment process to help identify patients with characteristics that we believe will be most likely to respond to our investigational products, which may be incorporated into future Phase 3 trials to help identify eligible patients. In addition, we have significant efforts directed to identifying changes in various cells and proteins to understand their relationship, if any, to the clinical activity observed in our clinical trials and to assess if such cells and/or proteins could be used as predictive biomarkers to select for patients more likely to respond to our investigational products. However, we cannot be certain that we will be able to identify any such biomarkers, that such biomarkers will result in us identifying the appropriate patients for our investigational products or that we or any third-party collaborators will be able to validate any diagnostic tests incorporating any predictive biomarkers we may identify.
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
Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations or policy changes could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, review, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund R&D activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, may also slow the time necessary for new drugs, and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or similar factors hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Risks Related to Reliance on Third Parties, Manufacturing and Commercialization
We expect to depend on our collaboration with Gilead for the research, development, manufacture and commercialization of certain of our investigational products. If this collaboration is not successful, our business could be adversely affected.
Our strategy for fully developing and commercializing certain of our investigational products is dependent upon maintaining our current arrangements with Gilead and our other strategic partners. Our ability to leverage these arrangements to produce commercial success will depend, among other things, on our collaborators' cooperation and ability to successfully meet their responsibilities with regards to a clinical program. We cannot predict the success of any collaboration that we enter into. Our partnership with Gilead poses a number of risks that could materially impact our operations and financial condition including, but not limited to, the following:
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
•we have appointed three individuals that were designated by Gilead to our board of directors pursuant to the terms of the Investor Rights Agreement, and Gilead owns approximately 25.1% of our outstanding common stock as of December 31, 2025 and, as a result, may be able to exert significant influence over our company;
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
Manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living cells. We rely, and expect to continue to rely, on third parties for the manufacture and supply of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products are approved. If any of these third-parties fail to perform these activities for us, nonclinical or clinical development of our investigational products could be delayed, which could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects. Further, we currently have limited manufacturing arrangements for our investigational products and expect that each of our investigational products will only be covered by single source suppliers for the foreseeable future. Our reliance on limited manufacturing arrangements increases the risk that we will not have and may not be able to obtain sufficient quantities of our investigational products for use in our clinical trials and, if approved, commercial activities. For example, WuXi Biologics, located in China, is currently our sole manufacturer of zimberelimab. We regularly assess our supply needs against our manufactured quantities, however, if WuXi Biologics, or any other manufacturer that we rely on, is unable or unwilling to provide the quantity of material we require, there is no guarantee that any reserves we have of our investigational products will be sufficient for our future clinical development plans. If any reserves we have are depleted and we are unable to establish a reliable source of supply, our development efforts, and if approved, commercial activities, could be delayed or impaired.
Any supply chain challenges may affect our ability to supply clinical sites with our investigational products and any standard-of-care drugs and comparator agents that we use in our clinical trials. These supply chain challenges can include longer lead times for the manufacturers of our investigational products to obtain raw materials, longer timeframes to procure or lack of supply for standard-of-care drugs or comparator agents used in our clinical trials, and transit delays at each point in the manufacturing, supply or distribution chain. For example, certain standard of care therapies for our Phase 3 trials are challenging to source, including carboplatin, fluorouracil, oxaliplatin and cabozantinib. If we are unable to source these drugs, we may be prevented from enrolling subjects into our clinical trials, may incur increased costs for our clinical trials, and may otherwise be delayed, prevented or impaired in our development efforts. See the risk factor titled "Unfavorable global economic, political and trade conditions could adversely affect our business, financial condition or results of operations and may exacerbate the effects of the risks described herein."
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
Following potential approval of any our investigational products, the FDA may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS as a condition of approval of our investigational products, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our investigational products, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
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
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our investigational products. We also cannot predict the likelihood, nature or extent of new government regulations. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.
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
•unfavorable pricing regulations or third-party coverage and reimbursement policies; and
•inaccuracies in our estimates of the addressable patient population resulting in a smaller sales opportunity than we believed.
We may fail to obtain orphan drug designations from the FDA for our investigational products, and even if we obtain such designations, we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.
Regulatory authorities in some jurisdictions, including the U.S., may designate biologics or drugs designed to address relatively small patient populations as "orphan drugs." Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S., where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the U.S. In the U.S., orphan designation entitles a party to financial incentives such as opportunities for grant funding for clinical trial costs, tax advantages and user-fee waivers. In addition, if an investigational product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA or BLA, to market the same drug for the same approved use or indication within such disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.
In June 2025, the FDA granted orphan drug designation to quemliclustat for the treatment of pancreatic cancer. We may seek orphan drug designations for quemliclustat in other diseases or conditions or for our other investigational products. There can be no assurances that we will be able to obtain such designations. Even if we, or any future collaborators, obtain orphan drug designation for an investigational product, we, or they, may not be able to obtain or maintain orphan drug exclusivity for that investigational product. Further, even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active ingredients may be approved for the same indications or uses. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same indication or use within the same rare disease or condition if the FDA concludes that the later drug is clinically superior for such indication or use, in that it is shown to be safer, more effective or makes a major contribution to patient care, or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity to meet the needs related to the approved indication or use of the patient population with the relevant rare disease or condition. Orphan drug designation neither shortens the development or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
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
Increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for recently approved products and, as a result, they may not cover or provide adequate payment. Even if we show improved efficacy or improved convenience of administration, third-party payors may deny or revoke the reimbursement status of our investigational products, if approved, or establish prices for our investigational products at levels that are too low to enable us to realize an appropriate return on our investment. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our investigational products, and may not be able to obtain a satisfactory financial return.
No uniform policy for coverage and reimbursement for products exist among third-party payors in the U.S. Therefore, coverage and reimbursement for products can differ significantly from payor to payor, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance or that step edits or other conditions on reimbursement will not be imposed. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.
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

Domvanalimab, which we in-licensed from Abmuno, and zimberelimab, which we in-licensed from WuXi Biologics, are being evaluated in combination in the Phase 3 STAR-121 trial, and zimberelimab is being evaluated in several of our early-phase trials, including ARC-20. In the event we breach any of our license agreements with Abmuno and/or WuXi Biologics, and our license agreements are terminated, we would have to cease these development activities, or we would have to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.
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
We have entered into in-license agreements with multiple licensors and option agreements to enable the development and commercialization of our investigational products worldwide. We are also parties to several clinical collaboration agreements to support the development of our investigational products in additional settings and/or indications. In the future, we may seek to enter into acquisitions or additional licensing or clinical collaboration arrangements with third parties to expand our pipeline or that we believe will complement or augment our development and commercialization efforts with respect to our investigational products and any future investigational products that we may develop. These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, investigational products or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, if we enter into in-license, acquisition or collaboration agreements, or strategic partnerships, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business.
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
The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our investigational products. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we were sued for patent infringement, we would need to demonstrate that our investigational products, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the U.S., proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing investigational product or product. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing investigational product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our investigational products or force us to cease some of our business operations, which could materially harm our business.

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
In addition, in 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court, or UPC, for litigation involving European patents. Implementation of the EU Patent Package occurred on June 1, 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and investigational products and, resultantly, on our business, financial condition, prospects and results of operations. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC.

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
We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop drugs and biologics for the treatment of cancer and inflammatory and autoimmune diseases, which are highly competitive with rapidly changing standards of care. As such, our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non-competitive. Our competitors also may obtain marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
We are aware of several pharmaceutical companies developing products in the same class as our investigational products, some of which are further along in development than our corresponding assets. See "Item 1. Business—Competition" for additional information regarding our competitors.
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
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information, including but not limited to intellectual property, proprietary business information and personal information (collectively, "Confidential Information").
We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors and other parties who have access to our Confidential Information. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties we rely on experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if these third parties fail to satisfy their privacy- or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such an award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Despite the implementation of security measures, given the size and complexity and the increasing amounts of Confidential Information that they maintain, our internal information technology systems and those of our third-party CROs and other third parties upon which we rely are vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyberattacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering/phishing and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and other assets), which may compromise our system infrastructure, lead to data leakage, impair key business processes or other critical business operations, delay our development programs, or result in the loss of assets or other liability. Additionally, our information technology systems and Confidential Information are vulnerable to cybersecurity risks and threats, including malicious code embedded in open-source software, or misconfigurations, "bugs" or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) information technology systems, products or services. Our reliance on internet technology and the number of our employees who are working remotely has increased the opportunities for cybercriminals to exploit vulnerabilities. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Further, we cannot assure you that our data protection efforts and our investment in information technology will prevent breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition.
Furthermore, as the cyber threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and becoming increasingly difficult to detect as threat actors use techniques and tools – including artificial intelligence – that circumvent security controls and remove forensic evidence. There can be no assurance that we and our third-party CROs and other third parties upon which we rely will be successful in detecting, preventing or fully recovering systems or data from all breakdowns, service interruptions, attacks or breaches of systems that could adversely affect our business and operations and/or result in the loss or disclosure of Confidential Information or other assets, which could result in financial, legal, business or reputational harm to us. Ransomware attacks have risen dramatically and we may be forced to pay to unlock our data and information, re-access our systems and resume our ability to conduct business operations. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. The loss of clinical trial data for our investigational products could significantly increase our costs to recover or reproduce the data and result in delays in our development programs, impair our ability to obtain marketing approval and reduce the commercial opportunity for our investigational products.
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
Moreover, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, Confidential Information, which could result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future partners, collaborators and/or customers, and/or significant incident response, system restoration or remediation and future compliance costs. In particular, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.
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
Our Confidential Information could be leaked, disclosed, or revealed as a result of or in connection with the use of generative artificial intelligence ("AI") technologies by our employees, personnel, or the third parties upon whom we rely. Any Confidential Information (including confidential, competitive, proprietary, or personal information) that is inputted into a third-party generative AI platform could be leaked or disclosed to others, including if Confidential Information is used to train the third parties’ AI model.
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
Emerging international trade relations, new legislation and tariffs may also adversely impact our operations and/or financial condition by limiting or preventing the activities of third parties that we engage, increasing import costs or increasing the cost of our operations. New or increased tariffs, export controls or other trade barriers could result in higher prices for the materials we use and, if any of our investigational products are approved, could materially impact our supply chain and manufacturing costs for such products. Recent congressional legislative actions, proposed executive orders, sanctions, tariffs and other measures discourage contracting with Chinese companies on the development or manufacturing of pharmaceutical products and may restrict trade with China. For example, the U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from "biotechnology companies of concern", or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from "biotechnology companies of concern." Congress has interpreted a "biotechnology company of concern" as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veteran Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. WuXi Biologics, located in China, is currently our sole manufacturer of zimberelimab and domvanalimab. If WuXi Biologics becomes subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government (including designation as a "biotechnology company of concern" under the U.S. BIOSECURE Act), or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the U.S. and mainland China, it could materially impact our ability to obtain additional supply of zimberelimab and domvanalimab or significantly increase our manufacturing costs. Finding a replacement manufacturer could require significant effort and/or be prohibitively expensive, and we may not be able to do so in a timely manner which could have an adverse impact on our operations, operating results and financial condition.
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
Our headquarters and main research facility are located in the San Francisco Bay Area, which in the past has experienced severe earthquakes and fires. In addition, fires and other natural disasters may increase in frequency and severity over time due to climate change. If these earthquakes, fires, other natural disasters, terrorism and similar unforeseen events beyond our control were to prevent us from using all or a significant portion of our headquarters or research facility, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. We do not have a disaster recovery or business continuity plan in place and may incur substantial expenses as a result of the absence or limited nature of our internal or third-party service provider disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. Furthermore, integral parties in our supply chain are operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and severe AEs. If such an event were to affect our supply chain, it could have a material adverse effect on our ability to conduct our clinical trials, our development plans and business.
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
Both our current and our future unused losses (and tax credit carryforwards) may be subject to further limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "IRC"), if we undergo an "ownership change," generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. We performed an analysis under IRC Section 382 and 383 through March 31, 2024 with respect to our NOL and credit carryforwards. We concluded that an ownership change, as defined under IRC Section 382, occurred in previous years, but that such ownership change did not result in the expiration of our NOL or credit carryforwards prior to utilization. We may incur additional ownership changes in the future in connection with any equity issuance. If we experience any such ownership change, we may be limited in our ability to use our NOL and credit carryforwards and be required to make material cash tax payments.
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
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. We actively monitor legislative and regulatory developments that may affect our tax liability in order to identify and evaluate if such proposals would have a material impact, whether detrimental or beneficial, on our financial results. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the provisions of the Tax Cuts and Jobs Act of 2017, as amended by the OBBBA, eliminate the option to currently deduct non U.S. R&D expenditures and require taxpayers to capitalize and amortize non-U.S. R&D expenditures over fifteen years. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.
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
Failure to comply with data privacy and data protection laws, regulations, or other obligations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.
We and third parties upon whom we rely may be subject to federal, state, and foreign data protection, privacy, and information security laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations. In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.
The legislative and regulatory landscape for privacy and data security continues to evolve, and we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data security in the U.S., the EU, the UK and other jurisdictions. This increased focus on privacy and data security issues may negatively affect our operating results and our business. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, "CCPA") applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.
Foreign data protection laws also apply to health-related and other personal data obtained outside the U.S. The GDPR and Canada’s Personal Information Protection and Electronic Documents Act ("PIPEDA"), or the applicable provincial alternatives, impose strict requirements, including the obligation to appoint data protection officers in certain circumstances, rights for individuals to be "forgotten" and to data portability, and the obligation to make public notification of significant data breaches. Under the GDPR, data protection authorities can impose temporary or definitive bans on data processing and other corrective actions or fines of up to 4% of our total worldwide turnover or up to €20 million under the EU GDPR/£17.5 million pounds sterling under the UK GDPR (in either case, whichever is higher), or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, PIPEDA and various related provincial laws, as well as Canada’s Anti-Spam Legislation ("CASL"), may apply to our operations. We also target customers in Asia and may be subject to new and emerging data privacy regimes, including China’s Personal Information Protection Law ("PIPL").
We also expect that there will continue to be new laws, regulations and industry standards governing the privacy, data protection and information security proposed and enacted in various jurisdictions of consumer health data. For example, Washington’s My Health My Data Act ("MHMD") broadly defines consumer health data, places restrictions on processing such data (including imposing stringent requirements for consent), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Consumer health data is defined to include personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health status; consumer health data also includes information that is derived or extrapolated from non-health information, such as algorithms and machine learning. Other states, including Connecticut and Nevada, have also passed similar laws regulating consumer health data, and given the increased focus on the use of health data by entities that are not subject to HIPAA, additional states are expected to pass consumer health privacy laws.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Certain jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, in the EEA and the UK the GDPR restricts the transfer of personal data to the U.S. and other to countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant organizations based in the U.S. who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the U.S., China, and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.
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
Our operations are subject to various U.S. federal and state health care laws, including fraud and abuse, transparency and other healthcare laws and regulations, and similar laws in other jurisdictions in which we conduct our business. These laws may impact, among other things, our research and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include, but are not limited to the federal Anti-Kickback Statute; federal civil and criminal false claims laws, such as the False Claims Act; HIPAA; federal and state consumer protection and unfair competition laws; the federal transparency requirements under the Sunshine Act; state and foreign law equivalents of each of these federal laws; and state and foreign laws that require pharmaceutical companies to implement compliance programs. Many of these laws are discussed in detail above under "Item 1. Business—Government Regulation—Other U.S. Healthcare Laws and Compliance Requirements".
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
In the U.S. and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of investigational products, restrict or regulate post-approval activities, and affect the ability to profitably sell investigational products for which marketing approval is obtained. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any investigational products approved for sale. New and changing laws and regulations may also create uncertainty about how such laws and regulations will be interpreted and applied. If we are found to have violated laws and regulations, it could materially adversely affect our business.

Various initiatives are discussed in detail above under "Item 1. Business—Government Regulation—Healthcare Reform". More recently, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any investigational product that we commercialize.

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

Moreover, the federal government and the individual states in the U.S. have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price increase reporting, and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, while some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for our investigational products that receive approval.

These and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage and payment criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. Additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our investigational products or additional pricing pressures. We cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business.
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
Based upon shares outstanding as of December 31, 2025, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 39.5% of our common stock. In particular, as of December 31, 2025, Gilead owns approximately 25.1% of our outstanding common stock, and we have appointed its three designees to our board of directors pursuant to the terms of the Investor Rights Agreement. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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
Under this framework, our information security function, led by our Chief Information Officer, helps to identify, assess and manage the Company’s cybersecurity threats and risks. Key elements of our cybersecurity risk management program include but are not limited to the following efforts. We conduct assessments to help identify and assess material risks from cybersecurity threats to our critical systems and information. We monitor and evaluate our threat environment using various methods including, for example deploying automated tools in certain environments, subscribing to and analyzing reports and services that identify certain cybersecurity threats, conducting scans of certain aspects of our threat environment, evaluating certain threats that are reported to us, conducting internal and external audits and internal threat assessment of certain environments, engaging third parties to conduct threat assessments, and conducting vulnerability assessments.
We also engage third-party providers, where appropriate, to periodically assess certain of our internal controls and processes for information security. Further, we take certain measures to mitigate cybersecurity risks, including, for example, cybersecurity awareness training for employees and management, periodic testing through simulated "phishing" campaigns (and require remedial training based on results) and the adoption of an incident response plan that includes procedures for responding to cybersecurity incidents, a vulnerability management policy and a business recovery plan.
Furthermore, our information security team works with a security committee (the "Security Committee") to manage our cybersecurity risk management processes, our security controls, and our response to cybersecurity incidents. We use third-party service providers to perform a variety of functions throughout our business, such as CROs and CMOs. Under our information security function, we perform risk and security assessments for certain key vendors that involves a review of the vendor’s written security program. Depending on the nature of the services provided, the vendor's criticality to our operations and the vendor's respective risk profile, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and we may impose contractual obligations related to cybersecurity on the vendor.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, please see "Risk Factors - Our internal information technology systems, and those of our third-party CROs and other third parties upon which we rely, are subject to failure, security breaches and other disruptions, which could result in a material disruption of our investigational products’ development programs, jeopardize sensitive information, prevent us from accessing critical information or result in a loss of our assets, and potentially expose us to notification obligations, loss, liability or reputational damage and otherwise adversely affect our business." in Part I, Item 1A herein.
Governance
Our board of directors considers cybersecurity risk management as part of its general oversight function and has delegated to the Audit Committee oversight of cybersecurity risks, including oversight of management's implementation of our cybersecurity risk management programs.
The Audit Committee receives periodic reports from management, specifically our Chief Information Officer (“CIO”), on our information security program and cybersecurity risks. In addition, management updates the Audit Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant.

Our CIO chairs our Security Committee, which helps to identify, assess and manage our material cybersecurity threats and risks. Our CIO has over 20 years of strategic and operational IT/cybersecurity leadership experience and multiple cybersecurity certifications, from leading security organizations, such as (ISC)2, Cloud Security Alliance, Cisco Security, Microsoft Security. Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal personnel; threat intelligence and other information obtained from public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties
As of December 31, 2025, our corporate headquarters, which includes executive offices and R&D and business operations, consist of approximately 151,000 square feet of leased office and laboratory space in an office park in Hayward, California. We also lease approximately 109,000 square feet of office space in Brisbane, California. The lease terms for both facilities expire in 2031, subject to options for us to extend the lease term. We have subleased approximately 31,000 square feet of our Brisbane office to a third-party, which commenced in October 2023 and extends through 2028. We have also subleased approximately 19,000 square feet of our Brisbane office to a third-party, which commenced in December 2024 and extends through 2031.
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
Our common stock trades on the New York Stock Exchange under the symbol "RCUS." As of February 6, 2026, we had 34 stockholders of record as reported by our transfer agent. This does not include beneficial owners whose shares are held in street name.
Dividend Policy
We have never declared or paid cash dividends on our stock. We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors.
Performance Graph
The following graph compares the cumulative stockholders returns for the past five years through December 31, 2025 for (i) our common stock, (ii) the Standard & Poor's ("S&P") Biotechnology Index and (iii) S&P 500 Index, assuming $100 invested on December 31, 2020, and reinvestment of dividends if paid. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

200
150
100
50
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
RCUS
SPSIBI
S&P 500

$100 investment in stock or index	Ticker	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Arcus Biosciences, Inc.	RCUS	$100	$156	$80	$76	$57	$90
S&P Biotechnology Index	SPSIBI	$100	$80	$59	$64	$65	$88
S&P 500 Index	S&P 500	$100	$129	$105	$133	$166	$196
Issuer Purchases of Equity Securities
None.

Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Annual Report. This discussion and other parts of this Annual Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report titled "Risk Factors."
Overview
We are a late clinical-stage biopharmaceutical company focused on developing differentiated molecules for patients with cancer and inflammatory and autoimmune diseases. Our most advanced molecules are in Phase 3 registrational studies for various cancer indications and we expect our next wave of clinical-stage molecules to come from our inflammation and autoimmune disease programs. Our vision is to leverage our internal small-molecule discovery capabilities to create, develop and commercialize highly differentiated therapies that can have a meaningful impact on patients.
Significant Developments
The following is a summary of significant developments affecting our business since the filing of our Annual Report for the year ended December 31, 2024:
Corporate Developments
•In November 2025, we issued through an underwritten offering, 15.8 million shares of our common stock at a price of $18.25 per share, for total gross proceeds of approximately $288 million, before deducting underwriting discounts, commissions and offering expenses.
•In October 2025, Taiho exercised its option for an exclusive license to casdatifan, an investigational small-molecule HIF-2α inhibitor, in Japan and certain other territories in Asia (excluding mainland China). In exchange, Taiho will make an option exercise payment to us along with milestone payments upon the achievement of clinical, regulatory and commercialization milestones, and, additionally pay royalties on net sales.
HIF-2⍺ Program (casdatifan)
•In October 2025, we presented data for our HIF-2α inhibitor, casdatifan, across all four monotherapy cohorts (n=121) of the Phase 1/1b ARC-20 study in late-line metastatic kidney cancer, most of whom had progressed on at least two prior lines of therapy, including both an anti-PD-1 and a VEGFR TKI. At the time of data cut-off (August 15, 2025), median PFS ("mPFS") was 12.2 months for the pooled analysis with 15.2 months of median follow-up and for the 100mg QD cohort (the Phase 3 PEAK-1 dose and formulation) mPFS was not reached with 12.4 months of median follow-up. No unexpected safety signals were observed. In February 2026, we presented updated data for the 100mg QD cohort, at 17.9 months of median follow-up, cORR increased to 45.2% with a mPFS of 15.1 months. The mPFS for the only approved HIF-2α inhibitor (Merck’s belzutifan, based on its Phase 3 registrational trial LITESPARK-005), was 5.6 months.
•In October 2025, we announced eVOLVE-RCC02, a Phase 1b/3 study sponsored and operationalized by AstraZeneca, evaluating casdatifan plus volrustomig, AstraZeneca's investigational anti-PD-1/CTLA-4 dual checkpoint inhibitor bispecific antibody, in first-line, metastatic ccRCC, has paused recruitment.
◦The Phase 1b portion of the study has recruited rapidly and in the context of this rapid enrollment, following observations of potentially immune-mediated AEs, none of which exceeded Grade 3, a decision was made to temporarily pause recruitment, while continuing to treat participants already enrolled into the study. No grade 4 or 5 events were observed and the majority of AEs were grade 1 or 2.
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
•In June 2025, we presented initial data from the ARC-20 study evaluating casdatifan plus cabozantinib that showed that nearly half of patients with metastatic cancer had a confirmed response:
◦Treatment with casdatifan plus cabozantinib, a TKI, showed a confirmed overall response rate of 46% in patients who reached a minimum of 12 weeks (two scans) of follow-up,

◦The combination had a manageable safety profile, and there was no meaningful overlapping toxicity for the two drugs.
TIGIT Program (domvanalimab)
•In December 2025, we announced the discontinuation of the Phase 3 STAR-221 study, conducted in partnership with Gilead and Taiho, evaluating a domvanalimab-based combination in upper gastrointestinal cancers due to futility:
◦The decision was based on the recommendation from the Independent Data Monitoring Committee ("IDMC") following its review of data from an event-driven, pre-specified interim analysis of OS.
◦At the interim analysis, the domvanalimab-based combination did not improve OS relative to that of nivolumab plus chemotherapy. The safety profile for the domvanalimab-based combination was similar to that of nivolumab plus chemotherapy, and there were no new safety findings identified.
◦Both the STAR-221 and the Phase 2 EDGE-Gastric studies will be discontinued.
•In the first half of 2026, we and Gilead expect to conduct a futility analysis of STAR-121, a Phase 3 study evaluating domvanalimab plus zimberelimab and chemotherapy in 1L non-small cell lung cancer.
Adenosine-Pathway Program (quemliclustat)
•In October 2025, we announced that we completed enrollment of PRISM-1, a Phase 3 trial of quemliclustat combined with gemcitabine/nab-paclitaxel versus gemcitabine/nab-paclitaxel in first-line metastatic pancreatic ductal adenocarcinoma, within 12 months of study initiation.
•In July 2025, we announced that quemliclustat, an investigational small-molecule CD73 inhibitor, was granted orphan drug designation by the FDA for the treatment of pancreatic cancer.
Adenosine Receptor Antagonist Program (etrumadenant)
•In the first quarter 2025, based on our strategic priorities, we decided to pause future development of etrumadenant and in June 2025, Gilead returned its license to the adenosine receptor antagonist program, which includes etrumadenant.
Strategic Partnerships
Gilead Sciences, Inc.
In 2020, we and Gilead entered into the Gilead Collaboration Agreement, as amended, under which Gilead obtained an exclusive license to zimberelimab and time-limited exclusive options to all of our then-current and future programs during the collaboration term. For each program to which Gilead exercised or exercises its option, the parties will co-develop globally and co-promote the program in the U.S., subject to certain exceptions, and Gilead will have the right to commercialize the program outside of the U.S., subject to the rights of our existing partners in certain territories. Gilead currently has exclusive licenses to three programs—our TIGIT program, including domvanalimab, our PD-1 program, including zimberelimab, and our CD73 program, including quemliclustat.
Furthermore, we and Gilead agreed to collaborate on two oncology research programs and two jointly selected research-stage programs that target inflammatory diseases. In each case, we will lead discovery and early development activities.
In 2024, we further amended the Gilead Collaboration Agreement to provide that we would fund certain activities, including the Phase 3 PRISM-1 study evaluating quemliclustat in pancreatic cancer.
Concurrent with the Gilead Collaboration Agreement in 2020, we also entered into the Stock Purchase Agreement and Investor Rights Agreement. The Stock Purchase Agreement expired in July 2025. The Investor Rights Agreement was amended in 2022 and amended and restated in 2024 and provides Gilead with the right to designate three individuals, which they have exercised, to be appointed to our board of directors.
As of December 31, 2025, Gilead held approximately 25.1% of our outstanding common stock.

Taiho Pharmaceutical Co., Ltd.
In 2017, we entered into the Taiho Agreement pursuant to which Taiho obtained an exclusive option to in-license the development and commercialization rights to programs for which IND-enabling studies had begun during a five-year term. These rights are geographically limited to the Taiho Territory. As of December 31, 2025, Taiho has exercised its option to our: (i) HIF-2α program (including casdatifan); (ii) anti-TIGIT program (including domvanalimab); (iii) anti-PD-1 program (including zimberelimab); (iv) CD73 program (including quemliclustat); and (v) adenosine receptor antagonist program (including etrumadenant).
The five-year term expired in September 2022 and Taiho retains option rights to our CD39 program (including AB598).
Other Licenses, Collaborations, and Research and Development Arrangements
We have in-licensed rights to anti-PD-1 and CD39 antibodies from WuXi Biologics, and to domvanalimab from Abmuno. We also have clinical collaboration agreements with AstraZeneca for the Phase 3 PACIFIC-8 trial evaluating domvanalimab and durvalumab in Stage 3 NSCLC and for a Phase 1b/3 study evaluating casdatifan and volrustomig in IO-naive patients with ccRCC.
Financial Overview
Since commencing operations in 2015, we have devoted substantially all of our efforts and financial resources to building our R&D capabilities, advancing our investigational product pipeline, and establishing our corporate infrastructure. To date, we have financed our operations primarily from the sale of our equity securities; upfront or milestone payments received from our research, collaboration and license agreements with our strategic partners, including Gilead; and debt financing. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our investigational products and ongoing internal R&D programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal R&D programs.
As of December 31, 2025, we had $1.0 billion of cash, cash equivalents and marketable securities. Based on our existing business plan, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our planned level of operations until at least the second half of 2028.
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

Operating Expenses
Research and Development Expenses
Our R&D expenses consist of costs incurred in connection with the R&D of our pipeline programs. These expenses include preclinical and clinical expenses, payroll and stock-based compensation for our personnel in R&D, laboratory supplies, product licenses, consulting costs, contract research, and fixed asset depreciation. Shared facility expenses are allocated to functional groups proportionally based on usage. Under certain collaboration agreements we agree to share R&D expenses with our partners. Such cost sharing arrangements may result in receiving reimbursement from our partners or require that we reimburse our partners for qualified expenses. We expense both internal and external R&D costs as they are incurred. We record advance payments for services that will be used or rendered for future R&D activities as prepaid expenses and recognize them as an expense as the related services are performed. We recognize reimbursement for shared costs incurred by us and reimbursed by our partners as a reduction in R&D expense as the underlying costs are incurred.
We do not allocate all our costs by investigational product, as a significant amount of R&D expenses include internal costs, such as payroll and other personnel expenses, and certain external costs that are not recorded at the investigational product level. In particular, with respect to internal costs, several of our departments support multiple R&D programs.
The level of our future R&D investment will depend on a number of factors and uncertainties including the breadth of our clinical programs, the outcome of our efforts, and our collaboration activities. We expect our R&D expenses to decrease in the near-term relative to what we have incurred as we wind down studies for domvanalimab, partially offset by our increased investment in the development of casdatifan and advancement of our small-molecule inflammation and immunology programs. We solely own casdatifan and lead its global development and commercialization, working with strategic partners in certain regions. As we advance our clinical-stage programs, including casdatifan, and prepare to seek regulatory approval, we may need to expand our late-stage development and commercial capabilities, which will require increased investment.
In addition, under our arrangements with WuXi Biologics, Abmuno and AstraZeneca, we may incur additional clinical and regulatory milestone payments based on the development progress of our investigational products. We may also be required to pay royalties in the event of a successful product launch and our receipt of commercial revenues. Therefore, we are unable to predict the timing or the final cost to complete our clinical programs or validation of our manufacturing and supply processes and delays may occur due to numerous factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in "Item 1A. Risk Factors."
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
We do not anticipate significant changes in our G&A expenses in the near term.
Impairment of Long-Lived Assets
Impairment charges consist of impairment of right-of-use assets resulting from updated plans in 2024 for a portion of our office space.
Non-Operating Income, net
Non-operating income, net consists primarily of interest earned on our investments in fixed-income marketable securities, interest expense on the Hercules Agreement, and non-cash interest expense incurred under the effective interest method on our liability for sale of future royalties to BVF Partners L.P. ("BVF").

Results of Operations
The following table summarizes our results of operations (in millions):

	Year Ended December 31, 2025	Change	Year Ended December 31, 2024	Change	Year Ended December 31, 2023
Revenues:
License and development services	$221	—%	$222	178%	$80
Other collaboration	26	(28)%	36	(3)%	37
Total revenues	247	(4)%	258	121%	117
Operating expenses:
Research and development	523	17%	448	32%	340
General and administrative	110	(8)%	120	3%	117
Impairment of long-lived assets	—	*	20	*	—
Total operating expenses	633	8%	588	29%	457
Loss from operations	(386)	17%	(330)	(3)%	(340)
Non-operating income, net	33	(31)%	48	23%	39
Loss before income taxes	(353)	25%	(282)	(6)%	(301)
Income tax expense	—	(100)%	(1)	(83)%	(6)
Net loss	$(353)	25%	$(283)	(8)%	$(307)
*Not meaningful
Total Revenues
The decrease in Total revenues for 2025 as compared to 2024 was primarily driven by (i) lower revenue from the Taiho Collaboration (with $7 million in 2025 as a result of the casdatifan option exercise and amendment compared to $15 million in 2024 as a result of the quemliclustat option exercise) and (ii) lower revenue from the Gilead Collaboration based on timing and extent of our progress. The decrease was partially offset by the higher cumulative catch-up to revenue under the Gilead Collaboration of $143 million in 2025 (relating to Gilead's return of its license to etrumadenant) compared to $107 million in 2024 (as a result of the Gilead collaboration amendment).
The increase in Total revenues for 2024 as compared to 2023 was primarily driven by a cumulative catch-up to revenue under the Gilead Collaboration of $107 million (as a result of the Gilead collaboration amendment); and Taiho's quemliclustat option exercise of $15 million.
See Note 5, Revenues, in Part II, Item 8 for further discussion of the amount and timing of revenues recognized from our license and collaboration agreements.

Research and Development Expenses
We group all of our R&D activities and the related expenditures into categories as described below:

Included as of December 31, 2025
Category	Description	Program-Level Expenses	Clinical Trials
Late-stage development programs	R&D expenses incurred related to a Phase 3 clinical program intended to result in registration of a new product. This includes all unallocated program-level expense not directly attributable to a specific clinical trial once the related program enters into one or more Phase 3 clinical trials.	casdatifan** quemliclustat** domvanalimab zimberelimab	PEAK-1 PRISM-1 STAR-121 PACIFIC-8 STAR-221* ARC-10*
Early-stage development and preclinical programs	R&D expenses incurred for activities ranging from early-stage development and preclinical to Phase 2 clinical trials. This includes all unallocated program-level expense not directly attributable to a specific clinical trial unless the related program has entered into one or more Phase 3 clinical trials.	casdatifan** quemliclustat** etrumadenant AB598 AB801	ARC-7* ARC-8 ARC-9* ARC-20 ARC-25 ARC-26* ARC-27 EDGE-Gastric* EDGE-Lung eVOLVE STELLAR-009* VELOCITY-HNSCC*** VELOCITY-Lung
Compensation and personnel costs	Internal costs, such as salaries, non-cash stock-based compensation, and other personnel expenses for our R&D employees that are not allocated to specific programs or trials.	—	—
Other costs	Facilities, depreciation, and other external costs that are not recorded at the investigational product level.	—	—
Partnership reimbursements	Reimbursements from our collaboration partners for shared costs incurred by us and recognized as a reduction in R&D expense.	—	—
*    Study discontinued or substantially completed
**    Moved from early-stage development and preclinical to a late-stage development program: quemliclustat in the third quarter 2024 and    casdatifan in the third quarter 2025.
***    Head and Neck Squamous Cell Carcinoma ("HNSCC")
The following table summarizes our R&D expenses by category (in millions):

Category	Year Ended December 31, 2025	Change	Year Ended December 31, 2024	Change	Year Ended December 31, 2023
Late-stage development programs	$274	9%	$252	50%	$168
Early-stage R&D and preclinical programs	141	7%	132	3%	128
Compensation and personnel costs	180	1%	178	16%	154
Other costs	55	8%	51	(2)%	52
Partnership reimbursements	(127)	(23)%	(165)	2%	(162)
Total research and development	$523	17%	$448	32%	$340

The increase in R&D expenses for 2025 as compared to 2024 was primarily driven by (i) higher late-stage development costs, driven by increased enrollment and clinical activities in our Phase 3 studies for casdatifan and quemliclustat, partially offset by lower costs for our Phase 3 studies for domvanalimab, and (ii) higher early-stage development costs, driven by our Phase 2 studies for casdatifan. Increases in compensation and personnel costs were partially offset by a $7 million decrease in non-cash stock-based compensation. Our partnership reimbursements decreased compared to the prior year, primarily due to Gilead-led activities representing a larger share of total joint development costs and an increase in programs fully funded by us.
The increase in R&D expenses for 2024 as compared to 2023 was primarily driven by (i) higher costs of our late-stage development activities, driven by our Phase 3 studies for domvanalimab and the initiation of the quemliclustat Phase 3 trial, and (ii) the timing of our manufacturing activities. Increases in compensation and personnel costs were due to an increase in headcount, including a $3 million increase in non-cash stock-based compensation. Our partnership reimbursements were relatively flat compared to the prior year.
General and Administrative Expenses
The decrease in G&A expenses for 2025 as compared to 2024 was primarily driven by decreases in compensation and personnel costs driven by a $9 million decrease in non-cash stock-based compensation, partially offset by an increase in expenses shared under the Gilead Collaboration.
The increase in G&A expenses for 2024 as compared to 2023 was primarily driven by the increased complexity of supporting our expanding clinical pipeline and partnership obligations. Our growing headcount and our stock awards drove an increase in employee compensation costs. The overall increase in G&A expenses was partially offset by income from subleases of space in our Brisbane office.
Impairment of Long-Lived Assets
The impairment expense for 2024 was the result of our sublease of a portion of our office space.
Non-Operating Income, net
The decrease in Non-operating income, net for 2025 as compared to 2024 was primarily due to lower interest income resulting from decreased investment yields and lower average portfolio balances as compared to the prior year and increased interest expense from our long-term debt agreement which we entered into in 2024, with an additional $50 million drawn in the second quarter 2025.
The increase in Non-operating income, net for 2024 as compared to 2023 was primarily due to higher interest income resulting from increased investment yields and higher average portfolio balances as compared to the prior year, driven by $320 million received from Gilead in 2024 under the amended Stock Purchase Agreement.
Income Tax Expense
The decrease in Income tax expense for 2025 as compared to 2024 was primarily due to a decrease in state income tax compared to the prior year.
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
Liquidity and Capital Resources
Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury and agency obligations, investments in corporate securities and certificates of deposit. Based on our existing business plan, we believe that our cash, cash equivalents, marketable securities as of December 31, 2025 will be sufficient to fund our planned level of operations until at least the second half of 2028.

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
In 2024, we obtained a $250 million term loan facility from Hercules. Under the terms of the term loan facility, $50 million was drawn at closing, $50 million was drawn in the second quarter 2025 and an additional $50 million is committed and fully available at our sole option in minimum increments of $25 million. Additional tranches totaling $100 million will be available to support strategic initiatives, subject to the achievement of certain clinical and regulatory milestones. See Note 13, Long-term debt, in Part II, Item 8 for further discussion.
In 2024, we amended and restated the Stock Purchase Agreement and sold 15.2 million shares of our common stock to Gilead at a purchase price of $21.00 per share for total gross proceeds of $320 million. Of the $320 million equity investment, $87 million was determined to be a premium on the purchase of common stock and allocated to the performance obligations created by the Third Gilead Collaboration Agreement Amendment. See Note 3, Related party - Gilead Sciences, Inc., in Part II, Item 8 for further discussion.
In 2025, we issued, through two underwritten offerings, 29.4 million shares of our common stock for total gross proceeds of approximately $438 million, before deducting underwriting discounts, commissions and offering expense. See Note 15, Stockholders’ equity, in Part II, Item 8 for further discussion.
Material Cash Requirements
We expect to incur substantial expenditures in the foreseeable future as we invest in our pipeline, and advance our investigational products, including casdatifan and quemliclustat, through clinical development, the regulatory approval process and, if approved, commercial launch activities.
See "Contractual Obligations and Commitments" for more information regarding our cash requirements from known contractual commitments.
Cash Flows
The following table summarizes our cash flow activities (in millions):

	Year Ended December 31,
Net cash provided by (used in):	2025	2024	2023
Operating activities	$(482)	$(170)	$(306)
Investing activities	66	(84)	194
Financing activities	488	277	33
Operating Activities
Net cash used in operating activities was $482 million for 2025 as compared to $170 million for 2024. The change in operating cash flows is primarily due to (i) higher R&D expenditures in 2025 compared to 2024, which contributed to the increased net loss, and (ii) the receipt of $37 million in collaboration payments in 2025 (from Taiho) compared to $232 million in 2024 ($187 million from Gilead and $45 million from Taiho).
Net cash used in operating activities was $170 million for 2024 as compared to $306 million for 2023. The change in operating cash flows is primarily due to the receipt of $232 million in collaboration payments in 2024 ($100 million option continuation payment from Gilead, $87 million under the Gilead Collaboration amendment, and $45 million from Taiho for development milestones and opt-in payments). The change was partially offset by higher R&D expenditures in 2024 compared to 2023.
See Note 3, Related party - Gilead Sciences, Inc., and Note 4, License and collaborations in Part II, Item 8 for additional information on collaboration payments.

Investing Activities
Cash provided by investing activities for 2025 was primarily due to net sales of marketable securities totaling $68 million.
Cash used in investing activities for 2024 was primarily due to net purchases of marketable securities of $78 million as we invested a portion of the cash received from Gilead under the amended Stock Purchase Agreement.
Cash provided by investing activities for 2023 was primarily due to net proceeds from marketable securities of $218 million, partially offset by purchases of property and equipment of $24 million.
Financing Activities
Cash provided by financing activities for 2025 is comprised of net proceeds of $429 million from issuance of our common stock through two underwritten offerings and our at-the-market facility, net proceeds of $49 million from our borrowings, and net proceeds of $10 million for stock issued under our equity award plans.
Cash provided by financing activities for 2024 is comprised of net proceeds of $228 million from issuance of our common stock to Gilead under the amended Stock Purchase Agreement, net proceeds of $47 million from our borrowings, and net proceeds of $2 million for stock issued under our equity award plans.
Cash provided by financing activities for 2023 is comprised of net proceeds of $25 million from issuance of our common stock, primarily due to stock purchases by Gilead, and proceeds of $8 million for stock issued under our equity award plans.
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
We have a liability for sale of future royalties which consists of the current balance of estimated contingent milestone and royalty payments under our agreement with BVF. See Note 16, Fair value measurements, in Part II, Item 8 for further discussion.
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
In the second quarter 2025, Gilead terminated its rights to etrumadenant (the adenosine receptor antagonist program). We determined that this was a significant reduction in the scope of the arrangement, which met the definition of a contract modification. We accounted for this contract modification as both a modification of the existing contract and the creation of a new contract. (See Note 5, Revenues, in Part II, Item 8 for further discussion). We determined the standalone selling price of certain performance obligations and allocated the total transaction price to each performance obligation on a relative standalone selling price basis. The estimation of the standalone selling price included estimates for forecasted costs, development timelines, discount rates, and probabilities of technical and regulatory success.
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
Changes in total estimated effort
Revenue related to certain performance obligations, R&D activities or combined license and R&D activities, that are satisfied over time could be materially impacted as a result of changes in the total estimated effort required to satisfy those obligations.
For example, if we are unable to advance an investigational product to regulatory approval or if we and Gilead agree to terminate joint development of an investigational product, this could result in a decrease in the estimated effort and cost of satisfying the related performance obligation as well as an increase in the estimated percentage of completion and a corresponding cumulative catch-up adjustment to revenue. In contrast, development delays or increases in the total effort required to advance an investigation product could result in a decrease in the estimated percentage of completion and a corresponding reversal of revenue. At December 31, 2025, we had $37 million in deferred revenue related to upfront cash payments for certain performance obligations related to R&D programs that are satisfied over time, of which a substantial amount would be recognized if we were unable to advance the underlying investigational product to regulatory approval or if we and Gilead were to agree to terminate development of the underlying investigational product.
A hypothetical 5% increase or decrease in the total estimated effort required to satisfy these performance obligations at December 31, 2025, would have decreased or increased the related revenue recognized by $28 million and $18 million, respectively, for the current year.
Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 2 to our Consolidated Financial Statements in Item 8 for a discussion of recently adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks that may result from changes in interest rates and foreign currency exchange rates.
Interest Rate Risk
Investments in marketable securities
As of December 31, 2025 and 2024, we had cash, cash equivalents and marketable securities of $1.0 billion and $992 million, respectively. This consisted of interest-bearing money market accounts and investments in corporate notes and U.S. government securities, which create an exposure to interest rate risk. A hypothetical 100 basis point increase in interest rates as of December 31, 2025 and 2024 would not have resulted in a material effect on the fair market value of our cash, cash equivalents and marketable securities. In addition, a hypothetical 100 basis point decrease in interest rates as of December 31, 2025 and 2024 would not result in a material effect on income in the respective ensuing year.
Long-term debt
As of December 31, 2025 and 2024, we had outstanding debt with a carrying value of $99 million and $48 million, respectively, bearing interest at a rate equal to the greater of (i) 10.45% or (ii) the prime rate plus 1.95%. A hypothetical 100 basis point increase in the prime rates as of December 31, 2025 and 2024 would not have resulted in a material effect on the fair market value of our debt. In addition, a hypothetical 100 basis point increase in the prime rates as of December 31, 2025 and 2024 would not result in material impact to our income in the respective ensuing year.
Foreign Currency Exchange Risk
We do not have any foreign currency forward or cross currency swap contracts. We are exposed to foreign currency exchange rate risk inherent in our contracts with research institutions, CROs, and CMOs as certain services are performed by them outside the U.S. and billed in other currencies. A hypothetical 20% adverse movement in foreign currency exchange rates compared with the U.S. dollar relative to exchange rates as of December 31, 2025 and 2024, respectively would not result in material impact to our financial position or income in the respective ensuing year.

Item 8. Financial Statements and Supplementary Data
ARCUS BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arcus Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arcus Biosciences, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.
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

Accounting for agreements with Gilead Sciences, Inc.

Description of the Matter
As described in Notes 3 and 5 to the consolidated financial statements, the Company has ongoing Option, License and Collaboration Agreements with Gilead Sciences, Inc., a related party, referred to as the "Gilead Agreements", which resulted in the recognition of $240 million of revenue for the year ended December 31, 2025 and $78 million of deferred revenue at December 31, 2025. Of the revenue recognized under the Gilead Agreements in 2025, $224 million related to amounts recognized when services are performed, based on the level of effort expended in a given period in relation to the total effort expected to be incurred to satisfy the applicable performance obligation. Management periodically updates its estimates of the total effort expected to be incurred to satisfy such performance obligations, with any changes in estimate potentially changing the amount of revenue previously recognized and/or the amount to be recognized in future periods.
Auditing the estimated effort to be incurred to satisfy such performance obligations is complex due to the extent of data compiled and judgments applied by the Company.

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
San Mateo, California
February 25, 2026

ARCUS BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
License and development services (Includes $214, $207 and $75 from a related party)	$221	$222	$80
Other collaboration (Includes $26, $36 and $37 from a related party)	26	36	37
Total revenues	247	258	117

Operating expenses:
Research and development (Includes $25, ($39) and ($110) payments to/(from) a related party)	523	448	340
General and administrative (Includes $5, $2 and $— payments to a related party)	110	120	117
Impairment of long-lived assets (see Note 14, Leases)	—	20	—
Total operating expenses	633	588	457

Loss from operations	(386)	(330)	(340)

Non-operating income (expense):
Interest and other income, net	41	52	41
Interest expense	(8)	(4)	(2)
Total non-operating income, net	33	48	39

Loss before income taxes	(353)	(282)	(301)

Income tax expense	—	(1)	(6)

Net loss	$(353)	$(283)	$(307)

Net loss per share:
Basic and diluted	$(3.29)	$(3.14)	$(4.15)

Shares used to compute net loss per share:
Basic and diluted	107.4	90.1	74.0
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(353)	$(283)	$(307)

Other comprehensive income	—	—	7

Comprehensive loss	$(353)	$(283)	$(300)
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024
(In millions, except per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$222	$150
Marketable securities	759	828
Receivable from collaboration partners ($— and $6 from a related party)	11	20
Prepaid expenses and other current assets	15	18
Total current assets	1,007	1,016

Long-term marketable securities	29	14
Property and equipment, net	40	47
Other noncurrent assets	63	73
Total assets	$1,139	$1,150

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ($24 and $— to a related party)	$42	$18
Deferred revenue ($35 and $85 to a related party)	35	85
Other current liabilities	154	123
Total current liabilities	231	226

Deferred revenue, noncurrent ($43 and $234 to a related party)	43	234
Long-term debt	99	48
Other noncurrent liabilities	135	157

Commitments (Note 17)

Stockholders’ equity:
Common stock and additional paid-in capital: $0.0001 par value per share; 400.0 shares authorized; 125.3 shares in 2025 and 92.2 shares in 2024 issued and outstanding	2,116	1,617
Accumulated deficit	(1,485)	(1,132)
Total stockholders’ equity	631	485
Total liabilities and stockholders’ equity	$1,139	$1,150
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2025, 2024 and 2023
(In millions)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at December 31, 2022	72.9	$1,206	$(542)	$(7)	$657
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 15, Stockholders' Equity)	1.2	25	—	—	25
Issuance of common stock in connection with our equity award programs	1.4	7	—	—	7
Stock-based compensation	—	73	—	—	73
Other comprehensive income	—	—	—	7	7
Net loss	—	—	(307)	—	(307)
Balance at December 31, 2023	75.5	1,311	(849)	—	462
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 15, Stockholders' Equity)	15.2	228	—	—	228
Issuance of common stock in connection with our equity award programs	1.5	2	—	—	2
Stock-based compensation	—	76	—	—	76
Net loss	—	—	(283)	—	(283)
Balance at December 31, 2024	92.2	1,617	(1,132)	—	485
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 15, Stockholders' Equity)	30.8	429	—	—	429
Issuance of common stock in connection with our equity award programs	2.3	10	—	—	10
Stock-based compensation	—	60	—	—	60
Net loss	—	—	(353)	—	(353)
Balance at December 31, 2025	125.3	$2,116	$(1,485)	$—	$631
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net loss	$(353)	$(283)	$(307)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	60	76	73
Depreciation and amortization	10	10	8
Noncash lease expense	7	7	8
Impairment on right-of use assets	—	20	—
Amortization of discounts on marketable securities	(13)	(25)	(19)
Other items, net	1	3	2
Changes in operating assets and liabilities:
Receivable from collaboration partners ($6, $14 and $19 from a related party)	9	28	15
Other assets ($—, $6 and ($4) from a related party)	5	22	(14)
Accounts payable ($24, $—, and $— to a related party)	24	3	(1)
Deferred revenue (($240), ($56) and ($77) to a related party)	(240)	(56)	(68)
Other liabilities	8	25	(3)
Net cash used in operating activities	(482)	(170)	(306)

Cash flow from investing activities
Purchases of marketable securities	(1,076)	(1,043)	(788)
Proceeds from maturities of marketable securities	1,073	929	982
Proceeds from sales of marketable securities	71	36	24
Purchases of property and equipment	(2)	(6)	(24)
Net cash provided by (used in) investing activities	66	(84)	194

Cash flow from financing activities
Proceeds from issuance of common stock ($14, $228 and $20 from a related party), net	429	228	25
Proceeds from debt issuances, net	49	47	—
Proceeds from issuance of common stock pursuant to equity award plans	10	9	8
Payments of employee taxes related to net settlement of equity awards	—	(7)	—
Net cash provided by financing activities	488	277	33

Net increase (decrease) in cash, cash equivalents and restricted cash	72	23	(79)
Cash, cash equivalents and restricted cash at beginning of period	153	130	209
Cash, cash equivalents and restricted cash at end of period	$225	$153	$130

Supplemental disclosure of cash flow information
Income taxes paid	$—	$—	$5
Interest paid	$7	$1	$—

Non-cash investing and financing activities:
Unpaid portion of property and equipment purchases included in Accounts payable and Other current liabilities	$—	$—	$2
See accompanying notes.

ARCUS BIOSCIENCES, INC.
Notes to Consolidated Financial Statements
Note 1. Organization, liquidity and capital resources
Organization
Arcus Biosciences, Inc. (referred to as "Arcus," "we," "our," "us," or the "Company") is a late clinical-stage biopharmaceutical company focused on developing differentiated molecules for patients with cancer and inflammatory and autoimmune diseases. Our most advanced molecules are in Phase 3 registrational studies for various cancer indications and we expect our next wave of clinical-stage molecules to come from our inflammation and autoimmune disease programs. Our vision is to leverage our internal small-molecule discovery capabilities to create, develop and commercialize highly differentiated therapies that can have a meaningful impact on patients.
We operate and manage our business as one reportable and operating segment, which is the business of developing and commercializing highly differentiated therapies that have a meaningful impact on patients. See Note 18, Segments of business, for more information.
Liquidity and Capital Resources
As of December 31, 2025, we had cash, cash equivalents and marketable securities of $1.0 billion, which we believe will be sufficient to fund our planned operations for a period of at least twelve months following the date of filing of this Annual Report.
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

Net payment or reimbursement of R&D costs is recognized when the obligations are incurred and as we become entitled to the cost recovery. See Note 4, License and collaborations, for more information.
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
General and Administrative Expenses
G&A expenses relate to: finance; human resources; legal and other administrative activities which consist primarily of salaries, benefits and other staff-related costs; facilities and overhead costs; legal expenses; and other general and administrative costs. G&A expenses also include G&A cost reimbursements and costs sharing under our collaborative R&D arrangements.
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
Income Taxes
We provide for income taxes under the asset and liability method. Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and NOLs and credit carryforwards, measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when we determine it is more likely than not that some or all of the tax benefits will not be realized.
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

Debt Issuance Costs
Debt issuance costs consist of costs incurred to obtain long-term financing. These costs are classified on the Consolidated Balance Sheets as a direct deduction from the carrying amount of the related debt liability and amortized as interest expense in the Consolidated Statement of Operations using the effective interest rate method.
Leases
We determine whether an arrangement is or contains a lease at contract inception. Operating lease right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term, which is the non-cancelable period stated in the contract adjusted for any options to extend or terminate when it is reasonably certain that we will exercise that option. Right-of-use assets are adjusted for prepaid lease payments, lease incentives and initial direct costs incurred. Operating lease expense for the minimum lease payments is recognized on a straight-line basis over the lease term and includes both lease and non-lease components due to our election to account for these components as a single lease component. When our operating leases do not provide an implicit interest rate, we generally utilize our incremental borrowing rate, based on the information available at the commencement date to determine the lease liability. We do not recognize the right-of-use assets and liabilities for leases with lease terms of one year or less with payments recognized as operating expenses on a straight-line basis over the lease term.
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. We adopted this guidance beginning with this Annual Report, resulting in increased disclosures in our Notes to Consolidated Financial Statements. See Note 6. Income Taxes, for more information.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

Note 3. Related party - Gilead Sciences, Inc.
In 2020, we and Gilead entered into the Gilead Collaboration Agreement, the Stock Purchase Agreement, and the Investor Rights Agreement.
The Gilead Collaboration Agreement was amended in 2021 (the "First Gilead Collaboration Agreement Amendment"), in 2023 (the "Second Gilead Collaboration Agreement Amendment"), in 2024 (the "Third Gilead Collaboration Agreement Amendment"), in 2024 (the "Fourth Gilead Collaboration Agreement Amendment") and in 2025 (the "Fifth Gilead Collaboration Agreement Amendment") .
The Stock Purchase Agreement was amended in 2021 (the "First Stock Purchase Agreement Amendment"), in 2023 (the "Second Stock Purchase Agreement Amendment"), and was amended and restated in 2024 (the "Third Stock Purchase Agreement Amendment").
The Investor Rights Agreement was amended in 2022 (the "First Investor Rights Agreement Amendment") and was amended and restated in 2024 (the "Second Investor Rights Agreement Amendment").
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
As of December 31, 2025, Gilead held approximately 25.1% of our outstanding common stock.
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
In 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities. We will receive an upfront payment of $17.5 million for each initiated program and Gilead will have an option to license each program at two separate, prespecified time points. For the first two research programs, Gilead has the right, on a program-by-program basis, either (i) to exercise its option upon our completion of certain IND-enabling activities for an option payment of $45 million or (ii) to extend its option and exercise it following the achievement of a clinical development milestone for an option payment of $150 million. If Gilead exercises its option at the earlier time point for the first two programs, we would be eligible to receive up to $375 million in regulatory and commercial milestone payments as well as tiered royalties for each optioned program. For any other program option exercise by Gilead, the parties would have rights to co-develop and share global development costs and to co-promote and share profits in the U.S. for that program. We received a total upfront payment of $35 million for an initial two research programs in 2023. Gilead's options to the other two research programs, as amended under the Fourth Gilead Collaboration Agreement Amendment expired in May 2025.
In 2024, we entered into the Third Gilead Collaboration Agreement Amendment. The Third Gilead Collaboration Agreement Amendment, among other things, (i) required Gilead to pay the $100 million option continuation payment due on the fourth anniversary of the Gilead Collaboration Agreement, which was received in 2024 (ii) provides that we will operationalize and fund the Phase 3 PRISM-1 study evaluating quemliclustat in pancreatic cancer subject to Gilead's right to reinstate the study as part of the parties' joint development activities upon regulatory approval, (iii) provides that we will solely fund our share of PACIFIC-8, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program in the first quarter of 2026, and (iv) provides that we will fund certain other activities. All other terms of the existing collaboration agreements, remain unchanged.
In the first quarter 2025, Gilead's time-limited exclusive option rights to our HIF-2α program, which includes casdatifan, expired. In the second quarter 2025, Gilead returned its license to the adenosine receptor antagonist program, which includes etrumadenant.
As of December 31, 2025, Gilead has licenses to domvanalimab, AB308, quemliclustat and zimberelimab.

For the years ended December 31, 2025, 2024 and 2023; we recognized revenue under the Gilead Agreements of $240 million, $243 million and $112 million, respectively. For the year ended December 31, 2025, we recognized net expense to Gilead of $30 million, and for the years ended December 31, 2024 and 2023, we recognized net reimbursements from Gilead of $37 million and $110 million, respectively, in Operating expense, allocated between R&D and G&A based upon the activity that generated the net expense or reimbursement.
At December 31, 2025, we had a net payable to Gilead of $24 million, recorded in Accounts payable on our Consolidated Balance Sheet. At December 31, 2024, we had a net receivable from Gilead of $6 million, recorded in Receivable from collaboration partners on our Consolidated Balance Sheet.
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
Gilead Collaboration
See Note 3, Related party - Gilead Sciences, Inc., for more information.
Taiho Collaboration
In 2017, we entered into an agreement with Taiho pursuant to which Taiho obtained an exclusive option to in-license development and commercialization rights to programs for the Taiho Territory for which IND-enabling studies had begun during a five-year term which ended in September 2022, for an upfront payment of $35 million.
For each option to a program that Taiho exercises, except for casdatifan (the HIF-2α program) discussed below, they will be obligated to make a payment of $3 million to $15 million, depending on the development stage of the optioned program. Upon exercise, Taiho is solely responsible for continued development and commercialization in the Taiho Territory, unless they opt to participate in a global study, in which case they would become obligated to reimburse us for their portion of the global study costs. In addition, for each optioned program we would be eligible to receive clinical and regulatory milestones of up to $130 million and commercial milestone payments of up to $145 million with the achievement of certain sales thresholds in the Taiho Territory. We will also receive royalties ranging from high single-digits to mid-teens on net sales of licensed products in the Taiho Territory. Royalties will be payable by product and country commencing on the first commercial sale and ending upon the later of: (a) 10 years; and (b) expiration of the last-to-expire valid claim of our patents covering the manufacture, use or sale.

In 2022, Taiho opted to participate in two global Phase 3 trials of domvanalimab and zimberelimab combinations, STAR-121 and STAR-221, and became obligated to reimburse us for their portion of the global study costs, and to make milestone payments contingent upon successfully satisfying the related clinical milestones. The clinical milestones for domvanalimab and zimberelimab for the STAR-221 study were met in 2023, and Taiho became obligated to pay us $28 million which has been fully received. The clinical milestones for domvanalimab and zimberelimab for the STAR-121 study were met in 2024 and Taiho became obligated to pay us $26 million, of which $16 million was received in 2024 and the remaining $10 million was received in 2025. In 2024, Taiho opted to participate in the global Phase 3 trial of quemliclustat, PRISM-1, and became obligated to reimburse us for their portion of the global study costs and in the first quarter 2025, Taiho dosed their first patient in Japan for PRISM-1, and became obligated to make milestone payments totaling $19 million of which $12 million was received in 2025 and the remaining $7 million is due in the first quarter 2026. Due to the nature of this arrangement, these clinical milestones were determined to be advance cost sharing payments for a portion of the related global study R&D costs under the collaboration and are deferred and recognized as a reduction in R&D expense as the related global studies are performed, calculated as an estimated percentage of completion based on the estimated total effort for the programs.
In 2024, Taiho exercised its option for the CD73 program (including quemliclustat) for the Taiho Territory, for an option payment of $15 million.
In the fourth quarter 2025, Taiho exercised its option for HIF-2α inhibitor program (including casdatifan) for the Taiho Territory, for an option payment of $15 million. We and Taiho concurrently entered into the Second Amendment where we will lead development for two indications in Japan and we may also be eligible to receive clinical and regulatory milestones of up to $172 million, commercial milestone payments of up to $145 million with the achievement of certain sales thresholds in the Taiho Territory and royalties ranging from high single-digits to mid-teens on net sales of the licensed product in the Taiho Territory. We will be responsible for the global study costs. See Note 5, Revenues, for more information.
As of December 31, 2025, Taiho has licenses for the Taiho Territory to (i) HIF-2α inhibitor program (including casdatifan); (ii) anti-TIGIT program (including domvanalimab); (iii) anti-PD-1 program (including zimberelimab); (iv) CD73 program (including quemliclustat); and (v) adenosine receptor antagonist program (including etrumadenant).
Under this arrangement, for the years ended December 31, 2025, 2024 and 2023, we recognized (i) revenue of $7 million, $15 million and $5 million, respectively and (ii) reimbursements, including amounts related to advance cost share payments, of $34 million, $28 million, and $8 million, respectively, as a reduction in R&D expense.
At December 31, 2025 and 2024, we had $10 million and $14 million, respectively, related to this arrangement recorded in Receivable from collaboration partners on our Consolidated Balance Sheets. At December 31, 2025, we had liabilities of $44 million related to certain advance cost sharing payments under this arrangement recorded in Other liabilities, allocated between current and noncurrent based on the expected timing of future recognition.
AstraZeneca Collaboration
In 2020, we entered into a collaboration with AstraZeneca to evaluate domvanalimab, our investigational anti-TIGIT antibody, in combination with AstraZeneca’s durvalumab in a registrational Phase 3 clinical trial in patients with unresectable Stage 3 NSCLC, known as the PACIFIC-8 trial. The terms of this agreement were amended in 2024.
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
Prior to January 2024, the PACIFIC-8 trial formed part of the Arcus and Gilead joint development program for domvanalimab and our portion of the trial costs were shared with Gilead. Under the Third Gilead Collaboration Agreement Amendment, we agreed to solely fund our share of PACIFIC-8, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program.
For the years ended December 31, 2025, 2024, and 2023, we recognized as R&D expense $20 million, $14 million, and $6 million, respectively, under this arrangement.
At December 31, 2025 and 2024, we have recognized a total liability of $12 million and of $26 million, respectively, related to our obligation to AstraZeneca including milestones, recorded in Other current liabilities and Other noncurrent liabilities on our Consolidated Balance Sheets based on the expected timing of payment.

WuXi Biologics License – anti-PD-1
In 2017, we entered into an agreement with WuXi Biologics which, as amended, provides us with exclusive rights to (i) develop, use and manufacture products that include an anti-PD-1 antibody, including zimberelimab, worldwide and (ii) commercialize any such products worldwide, except in Greater China. As of December 31, 2025, under this arrangement we may incur (i) additional regulatory milestone payments of up to $50 million, and commercialization milestone payments of up to $375 million, (ii) tiered royalties that range from the high single-digits to low teens on net sales of the licensed products and (iii) fees related to any sublicenses.
For the years ended December 31, 2025, 2024, and 2023, we did not have any milestones or royalties due under this arrangement.
WuXi Biologics License – anti-CD39
In 2020, we entered into an agreement with WuXi Biologics, under which we obtained the exclusive worldwide license to develop and commercialize anti-CD39 antibodies discovered under this arrangement. As of December 31, 2025, under this arrangement we may incur additional clinical and regulatory milestone payments of up to $14 million and royalty payments in the low single digits on net sales of the licensed products.
For the years ended December 31, 2025 and 2024, we did not have any milestones or royalties due under this arrangement. For the year ended December 31, 2023, we incurred a development milestone of $1 million under this arrangement, which was recognized as R&D expense.
Abmuno License
In 2016, we entered into an agreement with Abmuno, under which we obtained the exclusive worldwide license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. As of December 31, 2025, under this arrangement we may incur additional clinical, regulatory and commercialization milestone payments of up to $88 million.
For the years ended December 31, 2025, 2024, and 2023, we did not have any milestones or royalties due under this arrangement.
Note 5. Revenues
The following table summarizes our revenues by collaboration, category of revenue, and the method of recognition (in millions):

			Year Ended December 31,
	Over time	Point in time	2025	2024	2023
Gilead Collaboration
License and development services	*		$214	$207	$75
R&D services	*		10	8	4
Access rights	*		16	28	33
Taiho Collaboration
License		*	7	15	—
Other	*		—	—	5
Total revenues			$247	$258	$117

Total revenues from collaborations			$214	$207	$80
Total revenues from a customer			$33	$51	$37
Revenues from Gilead accounted for 97%, 94% and 96% of Total revenues for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table summarizes the revenue recognized as a result of changes in the deferred revenue balance (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenue recognized from amounts in deferred revenue at the beginning of the period	$240	$243	$108
We had $78 million and $319 million of deferred revenue remaining on our Consolidated Balance Sheets at December 31, 2025 and 2024, respectively, allocated between current and noncurrent based on the expected timing of future recognition.
Revenue from the Gilead Collaboration
2024 Third Gilead Collaboration Agreement
In 2024, we entered into the Third Gilead Collaboration Agreement Amendment, which we determined was a change in scope and price of the arrangement and we accounted for this as both a modification of the existing contract and the creation of a new contract. Under the applicable accounting rules for such contract modifications, we did not adjust the accounting for completed performance obligations that were distinct from the modified goods or services. Accordingly, we allocated the updated transaction price to the new, remaining unsatisfied and partially satisfied performance obligations (both from the existing contract and the modification) and updated the measure of progress as of the modification date which resulted in a cumulative catch-up to revenue of $107 million in the year ended December 31, 2024. This cumulative catch-up reduced net loss per share, basic and diluted, in the year ended December 31, 2024 by $1.19, see Note 3, Related party - Gilead Sciences, Inc., for more information.
The following table summarizes the transaction price (in millions):

Transaction price	Amount
Premium from Third Stock Purchase Agreement Amendment	87
Option continuation payment received in the third quarter of 2024	100
Deferred revenue as of January 2024	335
Total transaction price	$522
Our assessment of the updated transaction price for the Third Gilead Collaboration Agreement Amendment included an analysis of amounts we expected to receive, which at contract amendment consisted of: $100 million option continuation payment that Gilead committed to and paid in 2024 for continued access to our pipeline; $87 million allocated from the premium from the Third Stock Purchase Agreement Amendment; and $335 million deferred revenue remaining from the First Gilead Collaboration Agreement Amendment effective December 2021. We determined the entire $522 million to be the allocable transaction price as of the amendment closing date, due to the history of timely payments by Gilead.
The following table summarizes the allocation of the updated transaction price to the remaining unsatisfied and partially satisfied performance obligations (in millions):

Allocation to performance obligations	Distinct	Combined	Amount
License and development services		*	378
Development services	*		33
Access rights and option continuation periods	*		77
Rights to certain studies	*		34
Total transaction price			$522

2025 Termination of rights to etrumadenant
In the second quarter 2025, Gilead terminated its rights to etrumadenant (the adenosine receptor antagonist program), which we determined was a significant reduction in the scope of the arrangement, which met the accounting definition of a contract modification and we accounted for this as both a modification of the existing contract and the creation of a new contract. Under the applicable accounting rules for such contract modifications, we did not adjust the accounting for completed performance obligations that were distinct from the modified goods or services. Accordingly, we allocated the updated transaction price of $256 million, which was comprised of the deferred revenue remaining as of the modification date, to the remaining unsatisfied and partially satisfied performance obligations and updated the measure of progress as of the modification date, which resulted in a cumulative catch-up to revenue of $143 million in the year ended December 31, 2025. This cumulative catch-up reduced net loss per share, basic and diluted, in the year ended December 31, 2025 by $1.33. See Note 3, Related party - Gilead Sciences, Inc., for more information.
The following table summarizes the allocation of the updated transaction price to the remaining unsatisfied and partially satisfied performance obligations (in millions):

Allocation to performance obligations	Distinct	Combined	Amount
License and development services		*	$192
Development services	*		17
Access right and option continuation periods	*		30
Rights to certain studies	*		17
Total transaction price			$256
We accounted for each performance obligation as follows:
License and Development Services - Etrumadenant, Quemliclustat and Domvanalimab
Under the Gilead Collaboration Agreement, Gilead obtained options to the exclusive rights: to our adenosine receptor antagonist program, etrumadenant; to our CD73 program, quemliclustat; and to our anti-TIGIT program, domvanalimab and AB308. Effective December 2021, under the First Gilead Collaboration Agreement Amendment, Gilead exercised these options and obtained exclusive licenses to these programs for a total non-refundable payment totaling $725 million.
We determined the standalone selling price of each license using a discounted cash flow method and the R&D services for each program, using an expected cost-plus margin approach. For domvanalimab, we determined that the license was distinct based on an evaluation of the delivery of the license, noting that the program was in the later stages of development and the ongoing R&D services do not significantly modify or customize the related intellectual property. Accordingly, we recognized the allocated transaction price as revenue in the year ended December 31, 2021. For etrumadenant and quemliclustat programs, we determined that the license and R&D services were combined at the inception of the agreement based on an evaluation of the delivery of the license, due to the early stage of the technology and the specialized nature of our know-how. We recognize the amounts allocated to R&D services for domvanalimab and the combined license and R&D for etrumadenant and quemliclustat as each performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for each program.
We recognized $214 million (including the cumulative catch-up of $143 million), $207 million (including the cumulative catch-up of $107 million), and $75 million in the years ended December 31, 2025, 2024 and 2023, respectively, within License and development services revenue in our Consolidated Statements of Operations.
Access Rights and Option Continuation Periods
Under the Gilead Collaboration Agreement entered into in 2020 and related amendments, Gilead has exclusive access to our current programs as well as any future programs for a period of ten years, contingent upon option continuation payments totaling $300 million, consisting of a $100 million payment on each of the fourth (paid in third quarter 2024), sixth, and eighth anniversaries of the Gilead Collaboration Agreement. Failure to pay the non-obligatory option continuation payments will result in Gilead’s loss of certain rights to access and obtain licenses to the programs arising from our R&D pipeline.

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
We recognized $16 million, $28 million, and $33 million in the years ended December 31, 2025, 2024, and 2023, respectively, within Other collaboration revenue in our Consolidated Statements of Operations.
Rights to Certain Studies
Effective January 2024, under the Third Gilead Collaboration Agreement Amendment, we will solely fund certain studies, but Gilead retains exclusive rights to reinstate into the collaboration each study beginning at specified time-points for a payment amount based on the cost incurred.
We have determined that these are material rights and we estimated the standalone selling price of these performance obligations using a discounted cash flow method probability-adjusted for the likelihood of exercise. We will recognize the amount allocated to each right if and when the related study is reinstated into the parties' co-development plans or if the option lapses.
At December 31, 2025, we had $17 million of deferred revenue on our Consolidated Balance Sheet related to these performance obligations.
R&D Services - Inflammation Programs
In 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license an initial two jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities, see Note 3, Related party - Gilead Sciences, Inc., for more information. We received a total upfront payment of $35 million. We determined that the Second Gilead Collaboration Agreement Amendment represented a separate contract.
We determined that we have two separate distinct performance obligations to perform R&D services for Gilead related to discovery and early development activities for each research program for which they have made an upfront payment and, at the amendment closing date, we allocated the transaction price of $35 million equally to the two performance obligations created by this amendment based upon the respective standalone selling prices. The standalone selling prices of these obligations were determined using an expected cost-plus margin approach. We recognize the amounts allocated to these services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program. The options to acquire additional licenses or services did not result in additional performance obligations because they did not provide a material right at contract inception, primarily due to the very early stages of the programs.
We recognized revenue of $10 million, $8 million, and $4 million for the years ended December 31, 2025, 2024, and 2023 respectively, within Other collaboration revenue in our Consolidated Statements of Operations.
Revenue from the Taiho Collaboration
Quemliclustat - License
In 2024, Taiho exercised its option under the collaboration arrangement and obtained an exclusive license for quemliclustat (the CD73 program) for the Taiho Territory for an option payment of $15 million which was received in 2024.
We determined that this license was the only distinct performance obligation based on an evaluation of the delivery of the license, noting that the program was in the later stages of development and the ongoing R&D services do not significantly modify or customize the related intellectual property and we recognized the allocated transaction price upon delivery in the year ended December 31, 2024, within License and development services revenue in our Consolidated Statements of Operations.

Casdatifan
In 2025, Taiho exercised its option under the collaboration arrangement and obtained an exclusive license to casdatifan (the HIF-2α inhibitor) for the Taiho Territory and concurrently entered into the second amendment whereby we will lead development for two indications in Japan including the global Phase 3 trial of casdatifan PEAK-1. In exchange, Taiho made an option exercise payment of $15 million which was received in fourth quarter 2025. We determined that the option exercise and amendment represented a single contract under which we have two separate distinct performance obligations, a license with a customer and R&D services for a collaborative partner related to the global study activities.
The following table summarizes the allocation of the transaction price of $15 million to the performance obligations (in millions):

Allocation to performance obligations	Distinct	Amount
License	*	$7
R&D services	*	8
Total transaction price		$15
We accounted for each performance obligation as follows:
License - Casdatifan
We determined that the license for casdatifan was distinct based on an evaluation of the delivery of the license, noting that the program was in the later stages of development and the ongoing R&D services do not significantly modify or customize the related intellectual property. We determined the standalone selling price of this license using a discounted cash flow method.
We recognized as revenue the allocated transaction price of $7 million in the year ended December 31, 2025, within License and development services revenue in our Consolidated Statements of Operations.
R&D Services - Casdatifan
The standalone selling price of the R&D services obligation was determined using an expected cost-plus margin approach. We recognize the amounts allocated to these services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program. We determined that these services are with a collaborative partner and not a customer and in accordance with our policy recognize these amounts as R&D expense reimbursements.
See Note 4, License and collaborations, for more information.
Note 6. Income taxes
Loss before income taxes included the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(353)	$(283)	$(301)
Foreign	—	1	-
Loss before income taxes	$(353)	$(282)	$(301)
The provision for income taxes included the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Current provision:
Federal	$—	$—	$4
State	—	1	2
Total income tax expense	$—	$1	$6

Cash paid for income taxes, net of refunds consisted of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Federal	$—	$—	$4
State
Pennsylvania	$—	$—	$1
Total state	$—	$—	$1
Total cash paid for income taxes, net of refunds	$—	$—	$5
The reconciliation between the federal statutory income tax and our effective tax was as follows (in millions and as a rate):

	Year Ended December 31,
	2025		2024		2023
Federal statutory income taxes	$(74)	21.0%	$(59)	21.0%	$(63)	21.0%
State taxes, net of federal benefit (1)	—	0.1%	—	(0.1)%	2	(0.8)%
Tax credits
Domestic research and development credits	(15)	4.2%	(12)	4.4%	(14)	4.6%
Nontaxable or nondeductible items
Equity investment	(12)	3.4%	(12)	4.1%	(1)	0.4%
Stock based compensation	4	(1.1)%	5	(1.9)%	6	(2.1)%
Other items	5	(1.4)%	2	(0.5)%	—	—%
Change in valuation allowance	92	(26.1)%	77	(27.2)%	76	(25.1)%
Provision for income taxes	$—	0.1%	$1	(0.2)%	$6	(2.0)%
(1) State taxes in Pennsylvania and New York made up the majority (greater than 50%) of the tax effect in this category for the year ended December 31, 2023.
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Federal and state net operating loss carryforwards	$39	$5
Research and development credits carryforwards	59	42
Stock-based compensation	26	27
Depreciation and amortization	3	3
Deferred revenue	19	45
Lease liability	22	24
Capitalized research and development costs	250	178
Other	7	6
Total deferred tax assets	425	330
Deferred tax liabilities:
Right-of-use assets	(13)	(14)
Total deferred tax liabilities	(13)	(14)
Less valuation allowance	(412)	(316)
Net deferred tax assets (liabilities)	$—	$—
The accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of net deferred tax assets. We considered factors such as our history of operating losses, the nature of our deferred tax assets, and the timing, likelihood and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible, including amounts that may arise under the collaboration agreements with Gilead and related program opt-ins. As a result of our evaluation of these factors, including the uncertainty that exists with respect to the option fees and milestone payments, we do not believe that it is more likely than not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been established and no deferred tax asset is shown in the accompanying Consolidated Balance Sheets. The valuation allowance increased by approximately $96 million and $83 million for the years ended December 31, 2025 and 2024, respectively.
The U.S. enacted the Tax Cuts and Jobs Act in December 2017, which requires companies to capitalize all of their R&D costs for U.S. tax purposes, including software development costs, incurred in tax years beginning after December 31, 2021. Beginning in 2022, for tax purposes we began capitalizing and amortizing R&D costs over a five-year period for domestic research and a fifteen-year period for international research rather than expensing these costs immediately.
The OBBBA was enacted on July 4, 2025. The OBBBA contains several changes to corporate taxation, including permanent repeal of the requirement to capitalize domestic research and experimental expenditures for federal income tax purposes for taxable years beginning after December 31, 2024. The OBBBA does not have a material impact to our consolidated financial statements.
At December 31, 2025, we have federal NOLs of $170 million that have no expiration date and research tax credits of approximately $59 million that begin to expire in 2041. We also have state NOLs of approximately $49 million that begin to expire in 2035, and state research tax credits of approximately $25 million that have no expiration date, and foreign research tax credits of approximately $3 million that have no expiration date. Use of the U.S. federal and state NOLs and credit carryforwards may be subject to a substantial annual limitation due to the ownership change provisions of U.S. tax law, as defined in IRC Sections 382 and 383, and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before use. We have determined that an ownership change, as defined under IRC Section 382, occurred in previous years. While we do not expect these ownership changes to result in the expiration of NOLs and credit carryforwards prior to utilization, we are subject to an annual limitation on the use of its tax attributes. The limitation on the use of NOLs and credit carryforwards could reduce our ability to use a portion of the tax attributes to offset future taxable income.
We have not been audited by the Internal Revenue Service, any state or foreign tax authority. We are subject to taxation in the U.S. and in Australia. Due to NOLs and research credit carryforwards, all of our tax years, from 2018 to 2025, remain open to U.S. federal and California state tax examinations. In addition, our fiscal years from 2021 to 2025 are open to examination in Australia.

Uncertain Tax Positions
We follow the provisions of FASB Accounting Standards Codification 740-10, Accounting for Uncertainty in Income Taxes, which prescribe a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that have been taken or are expected to be taken on a tax return. No liability related to uncertain tax positions is recorded in the Consolidated Financial Statements. The reserve for unrecognized tax benefits was approximately $24 million and $19 million at December 31, 2025, and 2024, respectively.
Due to the full valuation allowance at December 31, 2025 and 2024, current adjustments to the unrecognized tax benefit will have no material impact on our effective income tax rate; any adjustments made after the valuation allowance is released will have an impact on the tax rate.
Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes. There were no material interest or penalties accrued at December 31, 2025 or 2024.
The following table summarizes the activity related to our unrecognized tax benefits (in millions):

	Year Ended December 31,
	2025	2024
Beginning balance	$19	$13
Additions for tax positions taken in prior year	1	1
Additions for tax positions taken in current year	5	5
Statute of limitations expiration	(1)	—
Ending balance	$24	$19
As of December 31, 2025, the total amount of gross unrecognized tax benefits was $24 million, none of which would, if recognized, have a material impact on our effective tax rate. We do not anticipate material changes to our uncertain tax positions through the next 12 months.
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
The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Year Ended December 31,
	2025	2024	2023
Net loss (Numerator):
Net loss	$(353)	$(283)	$(307)
Weighted-average shares (Denominator):
Weighted-average shares for basic and diluted EPS	107.4	90.1	74.0

Net loss per share
Basic and diluted	$(3.29)	$(3.14)	$(4.15)

The following table summarizes potentially dilutive securities excluded from the computation of diluted net loss per share calculations because they would have been antidilutive (in millions):

	At December 31,
	2025	2024	2023
Common stock options issued and outstanding	16.9	15.5	13.5
Restricted stock units issued	2.9	2.2	1.5
Employee Stock Purchase Plan shares	0.5	0.3	0.3
Total potential dilutive securities	20.3	18.0	15.3
We have also excluded the effect of Gilead’s right to purchase additional shares of our common stock, which expired in July 2025, from the calculation as these rights had no intrinsic value at December 31, 2024 or 2023.
Note 8. Stock-based compensation
Stock-based compensation expense
The following table reflects the components of stock-based compensation expense recognized in our Consolidated Statements of Operations (in millions):

	Year Ended December 31,
	2025	2024	2023
Research and development	$31	$38	$35
General and administrative	29	38	38
Total stock-based compensation	$60	$76	$73
As of December 31, 2025, unrecognized compensation costs related to non-vested stock option awards and RSUs totaled $43 million and $39 million, respectively, and is expected to be recognized over a weighted average period of 2.4 years and 2.5 years, respectively.
Stock Plans
We grant awards to employees and nonemployees under a series of equity incentive plans (collectively, the "Stock Plans"). Awards under our Stock Plans are made with newly issued shares reserved for this purpose.
2020 Stock Plan
In 2020, we adopted the 2020 Inducement Plan (the "2020 Stock Plan") for the award of stock options and other equity-based awards as an inducement to eligible individuals to enter into employment with us. As of December 31, 2025, there were 2.5 million shares available for grant under this plan.
2015 Stock Plan and 2018 Equity Incentive Plan
In 2015, we adopted the 2015 Stock Plan, which we replaced in 2018 with the 2018 Equity Incentive Plan (the "2018 Equity Incentive Plan"). Any outstanding awards under the 2015 Stock Plan that subsequently expire, lapse unexercised or are forfeited to us are added to the shares reserved for issuance under the 2018 Equity Incentive Plan. The number of shares reserved for issuance will automatically increase on January 1 of each year by a number equal to or the smaller of (i) 3.6 million shares, (ii) 4% of the shares of common stock outstanding on the last business day of the prior fiscal year, or (iii) an amount as determined by the board of directors. As of December 31, 2025, there were 3.6 million shares available for grant under this plan. On January 1, 2026, the number of shares available for issuance under the 2018 Equity Incentive Plan automatically increased by 3.6 million shares.

Employee Stock Purchase Plan
In 2018, we adopted the 2018 Employee Stock Purchase Plan (the "2018 ESPP"). The 2018 ESPP provides eligible employees with the opportunity to purchase shares of common stock through payroll deductions at a price equal to 85% of the lower of the fair market value per share on the first trading day of the applicable 24-month offering period or on the applicable purchase date. Employees are limited to a maximum purchase limit of 3,000 shares on each purchase date or $25,000 of shares purchased in a calendar year based on the stock price on the first day of the offering period. The 2018 ESPP is intended to constitute an "employee stock purchase plan" under IRC Section 423(b). The 2018 ESPP may be terminated by our board of directors at any time. The number of shares reserved for issuance will automatically increase on January 1 of each year by a number equal to or the smaller of (i) 1.1 million shares, (ii) 1% of the shares of common stock outstanding on the last business day of the prior fiscal year, or (iii) an amount as determined by the board of directors. As of December 31, 2025, there were 3.0 million shares available for purchase under this plan. On January 1, 2026, the number of shares available for purchase under this Plan automatically increased by 1.1 million shares.
Restricted Stock Units
We grant RSUs to our employees and directors under the 2018 Equity Incentive Plan. The RSUs vest annually or quarterly over four years for employees and annually for directors. The following table summarizes information regarding our RSUs for the year ended December 31, 2025:

	Total RSUs (in millions)	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2024	2.2	$18.07
RSUs granted	2.5	$13.00
RSUs vested	(1.3)	$17.11
RSUs forfeited or canceled	(0.5)	$15.94
Nonvested at December 31, 2025	2.9	$14.58
The total fair value of shares at vesting date during the years ended December 31, 2025, 2024 and 2023 was $25 million, $19 million and $13 million, respectively.
Stock Options
The exercise price of stock options is set at the closing price of our common stock on the grant date, and the related number of shares granted is fixed at that point in time. Awards expire 10 years from the date of grant. The following table summarizes information regarding our stock options for the year ended December 31, 2025:

	Shares Subject to Outstanding Options (in millions)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	15.5	$20.31
Options granted	3.4	$12.75
Options exercised	(0.4)	$11.60
Options forfeited or canceled	(1.6)	$22.27
Outstanding at December 31, 2025	16.9	$18.79	6.27	$118
Options vested and expected to vest as of December 31, 2025	16.9	$18.79	6.27	$118
Options exercisable as of December 31, 2025	12.4	$20.24	5.43	$77
During the years ended December 31, 2025, 2024 and 2023, the intrinsic value of shares exercised was $4 million, $1 million, and $3 million, respectively.

Valuation Assumptions for Stock Options and Employee Stock Purchase Plan
We utilize the Black-Scholes pricing model to estimate the fair value of stock options and shares issued under our 2018 ESPP. The following table summarizes the key assumptions used to calculate the fair value and the resulting weighted-average grant date fair value of stock options granted:

	Year Ended December 31,
Stock Options	2025	2024	2023
Weighted average closing price of our common stock on grant date	$12.75	$15.61	$21.21
Risk-free interest rate	3.8% - 4.0%	3.6% - 4.4%	3.6% - 4.6%
Expected term (in years)	6.02	6.02	6.02
Volatility	75.8% - 77.1%	77.2% - 77.4%	77.7% - 79.1%
Dividend yield	—%	—%	—%
Weighted average fair value of stock options granted	$8.84	$10.91	$14.81

Year Ended December 31,
ESPP	2025	2024	2023
Risk-free interest rate	3.5% - 4.4%	4.1% - 5.4%	4.3% - 5.4%
Expected term (in years)	0.5-2	0.5-2	0.5-2
Volatility	57.6% - 65.1%	59.0% - 70.0%	61.1% - 86.9%
Dividend yield	—%	—%	—%
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
Note 9. Defined contribution plan
We have a 401(k) defined contribution plan for all our employees which allows tax-deferred salary deductions. The Company matches, at its discretion, employee contributions. For the year ended December 31, 2025, we made contributions of $4 million to the plan. For each of the years ended December 31, 2024 and 2023, we made contributions of $3 million to the plan.

Note 10. Cash, cash equivalents and marketable securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the fair value of our cash, cash equivalents and marketable securities, all of which are considered available for sale, by type of securities (in millions):

Types of securities as of December 31, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$155	$—	$—	$155
U.S. treasury securities	359	—	—	359
Corporate securities and commercial paper	487	—	—	487
Certificate of deposit	9	—	—	9
Total cash, cash equivalents and marketable securities	$1,010	$—	$—	$1,010

Types of securities as of December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$120	$—	$—	$120
U.S. treasury securities	251	—	—	251
Corporate securities and commercial paper	592	—	—	592
U.S. government agency securities	5	—	—	5
Certificate of deposit	24	—	—	24
Total cash, cash equivalents and marketable securities	$992	$—	$—	$992
The following table summarizes the fair values of our cash, cash equivalents and marketable securities by location in the Consolidated Balance Sheets and contractual maturity (in millions):

	Contractual Maturity	As of December 31,
Location in Consolidated Balance Sheets		2025	2024
Cash and cash equivalents	—	$222	$150
Marketable securities	Within one year	759	828
Long-term marketable securities	Between one and three years	29	14
Total cash, cash equivalents and marketable securities		$1,010	$992
Realized gains or losses recognized on the sale of available-for-sale marketable securities were not material for the years ended December 31, 2025, 2024 and 2023. Realized gains and losses are included in Interest and other income, net, in the Consolidated Statements of Operations. The cost of a security sold is determined using the specific-identification method.
We limit the credit risk associated with our investments by placing them with banks and institutions we believe are highly credit worthy and investing in highly rated investments. We held a total of 31 and 54 positions in securities which were in unrealized loss positions as of December 31, 2025 and 2024, respectively. We do not intend to sell our securities with unrealized loss positions and have concluded we will not be required to sell the securities before recovery of the amortized cost for the investment at maturity. No credit related losses have been recognized for any of the periods presented.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets to the total shown in the Consolidated Statements of Cash Flows (in millions):

	As of December 31,
	2025	2024
Cash and cash equivalents	$222	$150
Restricted cash (included in Other noncurrent assets)	3	3
Total cash, cash equivalents and restricted cash	$225	$153
Restricted cash at December 31, 2025 and 2024 represents cash balances held as security in connection with our facility lease agreements.
Note 11. Property and equipment
Property and equipment, net was all located in the U.S. and consisted of the following (in millions):

	Useful Life (in years)	As of December 31,
		2025	2024
Leasehold improvements	6-10	$57	$56
Scientific equipment	5	28	27
Furniture and equipment	3-5	4	4
Construction in progress	—	1	1
Property and equipment, gross		90	88
Less: Accumulated depreciation and amortization		(50)	(41)
Property and equipment, net		$40	$47
Note 12. Consolidated balance sheet components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	As of December 31,
	2025	2024
Prepaid expenses and other assets	$10	$13
Accrued interest receivable	5	5
Total prepaid expenses and other current assets	$15	$18
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	As of December 31,
	2025	2024
Accrued research and development	$89	$65
Accrued personnel expenses	33	31
Income taxes payable	1	1
Current portion of lease liabilities	13	12
Other	18	14
Total other current liabilities	$154	$123

Note 13. Long-term debt
The following table summarizes our borrowings (in millions):

	As of December 31,
	2025	2024
Long-term debt, non-current (Contractual maturity 2030)	$100	$50
Unamortized discounts, issuance costs, charges, and payment-in-kind interest, net	(1)	(2)
Total long-term debt	$99	$48
In 2024, we and Hercules entered into the Hercules Agreement, under which Hercules agreed to lend us up to $250 million in term loans in various tranches subject to minimum draw requirements for each tranche. Under this agreement, $50 million was drawn at closing and $50 million was drawn in the second quarter 2025.
On December 18, 2025, (the "Hercules Amendment Date"), we and Hercules entered into the Hercules Amendment which: (i) extended the maturity date by 12 months, to September 1, 2030, (ii) increased the end of term charge to 9.00%, (iii) modified the period during which each of the remaining tranches were available to borrow, and (iv) modified the covenant requirements associated with the debt. The Hercules Amendment was evaluated in accordance with the applicable accounting standards and determined to be a debt modification, resulting in an adjustment to the effective interest rate on a prospective basis.
Under the Hercules Agreement, as amended, an additional $50 million is committed and fully available at our sole option of which $25 million is available through March 15, 2026 and $25 million is available through September 15, 2026. The remaining $100 million is available as follows: $50 million following certain BLA-enabling clinical milestones related to our ongoing Phase 3 studies and drawable through the earlier of March 15, 2028 or 90 days following the achievement of the milestone, and $50 million following the FDA's approval of a BLA or NDA application for an Arcus investigational product and drawable through the earlier of December 15, 2028 or 90 days following the achievement of the milestone. Undrawn portions of any expired tranches will remain available through the loan's maturity date, subject to lender approval and the achievement of any milestones associated with the original tranches.
The Hercules Agreement, as amended, has an interest-only period through September 1, 2028, after which the principal amount will be repaid in 25 monthly installments through the maturity date of September 1, 2030. The term loans bear cash interest at a rate equal to the greater of (i) 10.45% or (ii) the prime rate plus 1.95%. The agreement allows us to defer up to 2.0% of the cash interest as payment-in-kind interest which is added to the principal at a 1.10 multiple and effective July 1, 2025, we have elected the maximum payment-in-kind deferral.
We may prepay all or any portion of the outstanding term loans at any time, subject to a prepayment fee of: (i) 3.00% of the principal amount prepaid if the prepayment occurs prior to the first anniversary of the Hercules Amendment Date; (ii) 2.00% of the principal amount prepaid if the prepayment occurs on or after the first anniversary and prior to the second anniversary of the Hercules Amendment Date; or (iii) 1.00% of the principal amount prepaid thereafter. The agreement also has an end of term charge of 9.00% of the total amount borrowed.
The Hercules Agreement, as amended, contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, pay dividends, merge or consolidate, dispose of assets, and enter into transactions with affiliates, subject to customary exceptions. We are also required to maintain a minimum cash balance of 50% of the funded amount if our market capitalization were to fall below a certain threshold and, in the event that the outstanding principal balance exceeds $200 million, we will be required to meet certain net product revenue thresholds. We do not have covenant requirements associated with this agreement until July 1, 2027.
The Hercules Agreement, as amended, is secured by a first priority security interest in substantially all of our assets, excluding certain intellectual property. The Hercules Agreement also contains customary events of default terms, including payment defaults, breaches of covenants, bankruptcy and insolvency events, cross-defaults to other indebtedness, material AEs, and the occurrence of a change of control. Upon the occurrence of an event of default, Hercules may declare all outstanding obligations under the Hercules Agreement to be immediately due and payable and exercise any or all of its rights and remedies, including foreclosure on the collateral securing the term loans.

The aggregate future minimum payments due under the Hercules Agreement, including principal payments, payment-in-kind interest incurred to date, and the end of term charge, are as follows (in millions):

Maturity Date	Amount
2028	$15
2029	46
2030	49
Total payments	$110
During the years ended December 31, 2025, and 2024, we recognized $9 million and $2 million of interest expense. The effective interest rate of the debt, including amortization of the debt discount and issuance costs and payment-in-kind interest, was 12.85% commencing with the modification which occurred in the fourth quarter 2025, compared to 13.08% commencing with the second quarter 2025 and 13.39% for all periods prior to the second quarter 2025.
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
Subleases
We subleased approximately 31,000 square feet of our Brisbane office to a third-party which commenced in October 2023. This sublease included a tenant improvement allowance to be paid by us of $9 million which was fully paid. This sublease is non-cancelable and extends through 2028, with the sublessee having options to extend the lease term.
We have also subleased approximately 19,000 square feet of our Brisbane office to a third-party which commenced in December 2024. This sublease is non-cancelable and extends through 2031.
We will receive payments from our subleases of approximately $3 million per year through 2028, which is then reduced to approximately $1 million per year through 2031.
Income from our subleases is recognized on a straight-line basis as reduction of rent expense within G&A. For the years ended December 31, 2025 and 2024, we recorded gross sublease income totaling $4 million and $3 million, respectively.
Operating leases
At December 31, 2025 and 2024, our lease portfolio had a weighted average remaining term of 6 years and 7 years, respectively, and a weighted average discount rate of 5.2% for both periods.
The following table summarizes information related to our leases, all of which are classified as operating (in millions):

	As of December 31,
Location in Consolidated Balance Sheets	2025	2024
Assets:
Other noncurrent assets - right-of-use assets	$58	$65
Liabilities:
Other current liabilities - net current operating lease liabilities	$13	$12
Other noncurrent liabilities - noncurrent operating lease liabilities	$86	$99
In 2024, we evaluated our plans for a portion of our office space that we expected to sublease, and identified indicators of impairment to certain right-of-use assets associated with the leased space where the asset value was determined to be non-recoverable based upon a discounted cash flow analysis, resulting in an impairment charge of $20 million for the year ended December 31, 2024.

For each of the years ended December 31, 2025 and 2024, we incurred lease expense of $17 million. For the year ended December 31, 2023, we incurred lease expense of $18 million. Lease costs include rent expense, which consists primarily of our proportionate share of operating expenses, property taxes, and insurance which we have elected to include in lease costs.
The following table summarizes our cash and non-cash information related to our operating leases (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities	$17	$17	$15
Cash received from tenant improvement allowances	$—	$—	$9
Recognition of tenant improvement allowance receivable included in Other current liabilities	$—	$—	$4
The following table summarizes our future minimum lease payments at December 31, 2025 (in millions):

Year Ending December 31,	Operating Leases
2026	$18
2027	18
2028	19
2029	19
2030	20
Thereafter	22
Total undiscounted future minimum lease payments	$116
Less: Imputed interest	(17)
Total present value of lease liabilities	$99
As of December 31, 2025, we have provided deposits for letters of credit totaling $3 million to secure our obligations under our leases, which are included in Other noncurrent assets on the Consolidated Balance Sheets.
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
Underwritten Offerings
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
In the fourth quarter 2025, we issued through an underwritten offering, 15.8 million shares of our common stock at a price of $18.25 per share, for total gross proceeds of approximately $288 million, before deducting underwriting discounts, commissions and offering expense.

At-the-Market Facility
In 2023, we entered into an equity distribution agreement, pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200 million. In 2023, we issued and sold 0.2 million shares of our common stock for total gross proceeds of $5 million. In 2025, we issued and sold 1.4 million shares of our common stock for total gross proceeds of $18 million, before deducting underwriting discounts and offering expenses.
Preferred Stock
We have authorized 10.0 million shares of preferred stock, par value $0.0001. There was no preferred stock outstanding as of December 31, 2025 and 2024.
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
The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

Fair value measurement as of December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$155	$—	$—	$155
U.S. treasury securities	—	359	—	359
Corporate securities and commercial paper	—	487	—	487
Certificate of deposit	—	9	—	9
Total assets measured at fair value	$155	$855	$—	$1,010

Fair value measurement as of December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$120	$—	$—	$120
U.S. treasury securities	—	251	—	251
Corporate securities and commercial paper	—	592	—	592
U.S. government agency obligations	—	5	—	5
Certificate of deposit	—	24	—	24
Total assets measured at fair value	$120	$872	$—	$992

Liabilities
Liability for sale of future royalties	$—	$—	$21	$21
Total liabilities measured at fair value	$—	$—	$21	$21

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
In the first quarter 2025, new preclinical information led to the decision to discontinue the BVF Program which decreased the likelihood of achieving regulatory and commercial success. These changes in assumptions are accounted for prospectively, resulting in the amortization of the net carrying amount of the liability to the initial carrying amount of $15 million using an imputed effective interest rate of negative 6.1%, on the unamortized portion of the liability, which will be applied until there is a change in future cash flow expectations or the debt is legally extinguished. The imputed effective interest for periods shown prior to first quarter 2025 was 10.1%. Changes in this liability related to interest accretion are recognized in Non-operating income (expense) in the Consolidated Statements of Operations. The liability for sale of future royalties is reflected at the unamortized carrying amount and thus is no longer considered to be at fair value commencing the first quarter 2025, with the estimated fair value being immaterial.
The liability is reported in Other noncurrent liabilities in the Consolidated Balance Sheets and changes were as follows (in millions):

	Year Ended December 31
	2025	2024
Beginning balance	$21	$19
Interest accretion	—	2
Ending balance	$21	$21
Long-term debt
As of December 31, 2025 and 2024, the estimated fair value of our long-term debt approximated the carrying amount. The fair value of the long-term debt was estimated for disclosure purposes only and was determined based on other inputs that are observable, and thus categorized as Level 2 in the fair value hierarchy.
Note 17. Commitments
Long-term debt
We are obligated to make principal loan payments and an end of term charge under the loan and security agreement with Hercules. See Note 13, Long-term debt, for more information.
Standby letters of credit
We have standby letters of credit up to an aggregate of $3 million provided as collateral for our leases. The letters of credit are secured by $3 million in deposits classified as restricted cash and included in Other noncurrent assets on the Consolidated Balance Sheet. At December 31, 2025 the standby letters of credit were not drawn down.
Purchase commitments
We have contractual arrangements with CROs and suppliers. These contracts are generally cancellable on 30 days’ notice and the obligations under these contracts arise as the services are performed.
Indemnification
As permitted under Delaware law and in accordance with our bylaws, we are required to indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. We are also party to indemnification agreements with our directors and officers. We believe the fair value of the indemnification rights and agreements is minimal and accordingly, we have not recorded any liabilities as of December 31, 2025 and 2024.

Note 18. Business segment
We operate and manage our business as one reportable and operating segment, which is the business of developing and commercializing highly differentiated therapies that have a meaningful impact on patients. Our chief operating decision maker ("CODM") is the Chief Executive Officer, who decides how to allocate resources and assesses segment performance based on the net loss reported in the Consolidated Statements of Operations.
The table below is a summary of the segment net loss, including significant segment expenses (in millions):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Total revenues	$247	$258	$117
Adjusted for expense (income):
Late-stage development programs (1)	274	252	168
Early-stage development and preclinical programs (2)	141	132	128
Compensation and personnel costs	245	250	223
Depreciation and amortization	10	10	8
Impairment of long-lived assets	—	20	—
Interest income, net	(33)	(48)	(39)
Income tax expense	—	1	6
Other segment items (3)	90	89	92
Partnership reimbursements	(127)	(165)	(162)
Segment net loss and Consolidated net loss	$(353)	$(283)	$(307)
(1) R&D expenses incurred related to a Phase 3 clinical program intended to result in registration of a new product. This includes all unallocated program-level expense not directly attributable to a specific clinical trial once the related program enters into one or more Phase 3 clinical trials.
(2) R&D expenses incurred for activities ranging from early-stage development and preclinical to Phase 2 clinical trials. This includes all unallocated program-level expense not directly attributable to a specific clinical trial unless the related program has entered into one or more Phase 3 clinical trials.
(3) Other segment items includes non-allocated program costs and other G&A costs.
Total segment assets at December 31, 2025 and 2024 were $1.1 billion and $1.2 billion, respectively.

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
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated − Framework (2013).
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
Based on our evaluation under the framework in Internal Control − Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report and have issued a report on our internal control over financial reporting as of December 31, 2025. Their report on the audit of internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arcus Biosciences, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Arcus Biosciences, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Arcus Biosciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 25, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Mateo, California
February 25, 2026

Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth in our proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2025 (our "Proxy Statement") and is incorporated into this Annual Report by reference, specifically:
•Information regarding our directors and any persons nominated to become a director, as well as with respect to some other required board matters, is set forth under Proposal 1 entitled "Election of Directors" and under the caption "Corporate Governance."
•Information regarding our audit committee and our designated "audit committee financial expert" is set forth under the caption "Corporate Governance."
•Information regarding Section 16(a) beneficial ownership reporting compliance, if any, will be set forth under the caption "Delinquent Section 16(a) Reports."
•Information regarding procedures by which stockholders may recommend nominees to our board of directors is set forth under the caption "Nominating and Corporate Governance Committee" under "Corporate Governance."
•Information regarding our executive officers is set forth under "Executive Officers."
We have adopted a Code of Conduct and Ethics that applies to all directors, officers and employees of the Company, which is available on our website at www.arcusbio.com. If we make any substantive amendments to our Code of Conduct and Ethics or grant any waivers to our directors or executive officers, we will disclose it on our website or in a Current Report on Form 8-K.
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors and employees that are designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is included with this Annual Report as Exhibit 19.1.
Item 11. Executive Compensation
The information required by this Item will be set forth in our Proxy Statement under the captions "Executive Compensation," "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" and is incorporated into this Annual Report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in our Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated into this Annual Report by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth in our Proxy Statement under the captions "Related Person Transactions" and "Corporate Governance" and is incorporated into this Annual Report by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be set forth in our Proxy Statement under the Proposal with the caption "Ratification of Appointment of Independent Registered Public Accounting Firm" and is incorporated into this Annual Report by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report:
(1)Financial Statements
See Index to Consolidated Financial Statements at Item 8 herein.
(2)Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)Exhibits.
See Exhibit Index following Item 16 below.
Item 16. Form 10-K Summary
None.

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-38419	3.1	May 9, 2018
3.2	Amended and Restated Bylaws.	8-K	001-38419	3.1	May 26, 2020
4.1	Reference is made to Exhibits 3.1 and 3.2
4.2	Description of Common Stock.	10-K	001-38419	4.3	February 25, 2021
10.1	Non-Employee Director Compensation Program	8-K	001-38419	10.1	June 12, 2025
10.2A	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223086	10.1	February 16, 2018
10.3A	Arcus Biosciences, Inc. Management Cash Incentive Plan.	S-1	333-223086	10.13	February 16, 2018
10.4A	Arcus Biosciences, Inc. Severance Benefits Plan.	10-K	001-38419	10.4	February 21, 2024
10.5A	Amended and Restated Letter Agreement, dated February 14, 2018, between the Registrant and Terry Rosen, Ph.D.	S-1	333-223086	10.5	February 16, 2018
10.6A	Amended and Restated Letter Agreement, dated February 14, 2018, between the Registrant and Juan Carlos Jaen, Ph.D.	S-1	333-223086	10.6	February 16, 2018
10.7A	Offer letter by and between Arcus Biosciences, Inc. and Jennifer Jarrett dated September 10, 2020.	10-Q	001-38419	10.2	November 5, 2020
10.8A	Offer letter by and between Arcus Biosciences, Inc. and Robert C. Goeltz II dated June 30, 2020.	10-Q	001-38419	10.1	November 5, 2020
10.9A	Letter Agreement, dated January 13, 2025, between the Registrant and Richard Markus, MD., Ph.D.	10-K	001-38419	10.9	February 25, 2025
10.10A	Arcus Biosciences, Inc. 2015 Stock Plan and forms of agreements thereunder.	S-1/A	333-223086	10.2	March 5, 2018
10.11A	Arcus Biosciences, Inc. 2018 Equity Incentive Plan (including form agreements for use before January 1, 2021).	S-1/A	333-223086	10.3	March 5, 2018
10.12A	Form of Stock Option Notice and Agreement under 2018 Equity Incentive Plan (for use from January 1, 2021).	10-K	001-38419	10.36	February 25, 2021
10.13A	Form of RSU Notice and Agreement under 2018 Equity Incentive Plan (for use from January 1, 2021).	10-K	001-38419	10.37	February 25, 2021
10.14A	Arcus Biosciences, Inc. 2018 Employee Stock Purchase Plan.	S-1/A	001-38419	10.4	March 5, 2018
10.15A	Arcus Biosciences, Inc. Amended and Restated 2020 Inducement Plan.	10-K	001-38419	10.18	February 23, 2022
10.16A	Form of Stock Option Grant Notice (2020 Inducement Plan).	10-K	001-38419	10.26	March 5, 2020
10.17A	Form of Restricted Stock Unit Grant Notice (2020 Inducement Plan).	10-K	001-38419	10.27	March 5, 2020

10.18	Lease, dated September 30, 2015, between the Registrant and Hayward Point Eden I Limited Partnership, as amended on July 22, 2016 and October 12, 2017.	S-1	333-223086	10.8	February 16, 2018
10.19	Third Amendment dated June 26, 2020 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.	10-Q	001-38419	10.4	August 6, 2020
10.20	Fourth Amendment dated October 16, 2020 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.	10-Q	001-38419	10.3	November 5, 2020
10.21	Fifth Amendment dated April 1, 2021 to the Lease agreement dated September 30, 2015 between Arcus Biosciences, Inc. and Hayward Point Eden I Limited Partnership.	10-Q	001-38419	10.2	May 5, 2021
10.22B	License Agreement, dated December 8, 2016, between Arcus Biosciences, Inc. and Abmuno Therapeutics LLC.	S-1	333-223086	10.10	February 16, 2018
10.23B	License Agreement, dated August 16, 2017, between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	S-1	333-223086	10.11	February 16, 2018
10.24C	Amendment No. 1 dated June 27, 2019 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-Q	001-38419	10.2	August 6, 2019
10.25C	Amendment No. 2 dated March 2, 2020 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-K	001-38419	10.28	March 5, 2020
10.26C	Amendment No. 3 dated May 10, 2021 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-Q	001-38419	10.2	August 5, 2021
10.27C	Amendment No. 4 dated December 30, 2022 to the License Agreement dated August 16, 2017 between Arcus Biosciences, Inc. and WuXi Biologics (Cayman) Inc.	10-K	001-38419	10.28	February 28, 2023
10.28	Assignment Agreement dated November 10, 2020 by and among Arcus Biosciences, Inc., WuXi Biologics (Cayman) Inc. and WuXi Biologics Ireland Limited to the License Agreement dated August 16, 2017.	10-K	001-38419	10.35	February 25, 2021
10.29B	Option and License Agreement, dated September 19, 2017, between Arcus Biosciences, Inc. and Taiho Pharmaceutical Co., Ltd.	S-1	333-223086	10.12	February 16, 2018
10.30B	Amendment No. 1 to Option and License Agreement, dated September 19, 2017, between Arcus Biosciences, Inc. and Taiho Pharmaceutical Co., Ltd.	10-Q	001-38419	10.1	November 8, 2018
10.31C	Memorandum, dated July 27, 2023, between Arcus Biosciences, Inc. and Taiho Pharmaceutical Co., LTD.	10-Q	001-38419	10.1	November 7, 2023

10.32C*	Amendment No. 2 to Option and License Agreement, dated October 17, 2025, between Arcus Biosciences, Inc. and Taiho Pharmaceutical Co., LTD.
10.33C	Option, License and Collaboration Agreement dated May 27, 2020 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	10-Q	001-38419	10.1	August 6, 2020
10.34C	Amendment No. 1 to the Option, License and Collaboration Agreement between Arcus Biosciences, Inc. and Gilead Sciences, Inc., dated November 17, 2021	10-K	001-38419	10.34	February 23, 2022
10.35C	Amendment No. 2 to the Option, License and Collaboration Agreement between Arcus Biosciences, Inc. and Gilead Sciences, Inc., dated May 15, 2023.	10-Q	001-38419	10.1	August 7, 2023
10.36C	Amendment No. 3 to the Option, License and Collaboration Agreement between Arcus Biosciences, Inc. and Gilead Sciences, Inc., dated January 29, 2024.	10-Q	001-38419	10.1	May 8, 2024
10.37C	Amendment No. 4 to the Option, License and Collaboration Agreement between Arcus Biosciences, Inc. and Gilead Sciences, Inc., dated May 10, 2024.	10-Q	001-38419	10.1	August 8, 2024
10.38C*	Amendment No. 5 to the Option, License and Collaboration Agreement between Arcus Biosciences, Inc., and Gilead Sciences, Inc., dated November 5, 2025.
10.39C	Letter Agreement with Gilead Sciences, Inc., dated July 1, 2022.	10-Q	001-38419	10.2	August 3, 2022
10.40C	Third Amended and Restated Common Stock Purchase Agreement, dated January 29, 2024 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	SC 13D/A	005-90423	99.1	January 31, 2024
10.41C	Amended and Restated Investor Rights Agreement dated January 29, 2024 between Arcus Biosciences, Inc. and Gilead Sciences, Inc.	SC 13D/A	005-90423	99.2	January 31, 2024
10.42	Loan & Security Agreement, between the Registrant, Hercules Capital, Inc. and the lenders listed therein, dated August 27, 2024	10-Q	001-38419	10.1	November 6, 2024
10.43*	First Amendment to Loan and Security Agreement, between the Registrant, Hercules Capital, Inc. and the lenders listed therein, dated December 18, 2025.
19.1	Insider Trading Policy.	10-K	001-38419	19.1	February 25, 2025
23.1*	Consent of independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page to this Annual Report).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Clawback Policy.	10-K	001-38419	97.1	February 21, 2024
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
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

ARCUS BIOSCIENCES, INC.

Date: February 25, 2026	By:	/s/ Terry Rosen
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

Name	Title	Date
/s/ Terry Rosen	Chief Executive Officer and Director	February 25, 2026
Terry Rosen, Ph.D.	(Principal Executive Officer)
/s/ Robert C. Goeltz II	Chief Financial Officer	February 25, 2026
Robert C. Goeltz II	(Principal Financial Officer)
/s/ Alexander Azoy	Chief Accounting Officer	February 25, 2026
Alexander Azoy	(Principal Accounting Officer)
/s/ Dietmar Berger	Director	February 25, 2026
Dietmar Berger, M.D., Ph.D.
/s/ Kathryn Falberg	Director	February 25, 2026
Kathryn Falberg
/s/ Linda Higgins	Director	February 25, 2026
Linda Higgins, Ph.D.
/s/ Yasunori Kaneko	Director	February 25, 2026
Yasunori Kaneko, M.D.
/s/ David Lacey	Director	February 25, 2026
David Lacey, M.D.
/s/ Nicole Lambert	Director	February 25, 2026
Nicole Lambert
/s/ Patrick Machado	Director	February 25, 2026
Patrick Machado, J.D.
/s/ Johanna Mercier	Director	February 25, 2026
Johanna Mercier
/s/ Andrew Perlman	Director	February 25, 2026
Andrew Perlman, M.D., Ph.D.
/s/ Antoni Ribas	Director	February 25, 2026
Antoni Ribas, M.D., Ph.D.