Form 10-Q
period 2026-03-31
Arcus Biosciences, Inc.
filed 2026-05-05
CIK 1724521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
(Address of principal executive offices, including zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, the registrant had 125,773,162 shares of common stock, $0.0001 par value per share, outstanding.

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
•Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement with Hercules Capital, Inc. ("Hercules"), as amended, and we may be required to repay the outstanding indebtedness in an event of default, which could have a materially adverse effect on our business.
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
Risks Related to Reliance on Third Parties, Manufacturing and Commercialization
•We expect to depend on collaborations for the development of our investigational products. If our collaboration efforts are not successful, the scope of our development efforts may be limited and our business could be adversely affected.
•We rely on third parties to conduct our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
•Even if we receive marketing approval for one or more of our investigational products, we may not be successful in commercializing our investigational products. Our commercial success is dependent, in part, on obtaining coverage and reimbursement for a product from a government or other third-party payor, which coverage may be delayed or may not be sufficient to cover our costs.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
License and development services (Includes $10 and $20 from a related party)	$12	$20
Other collaboration (Includes $5 and $8 from a related party)	5	8
Total revenues	17	28

Operating expenses:
Research and development (Includes $— and ($5) from a related party)	122	122
General and administrative (Includes $— and $— from a related party)	29	28
Total operating expenses	151	150

Loss from operations	(134)	(122)

Non-operating income (expense):
Interest and other income, net	9	11
Interest expense	(3)	(1)
Total non-operating income, net	6	10

Loss before income taxes	(128)	(112)

Income tax expense	—	—

Net loss	$(128)	$(112)

Net loss per share:
Basic and diluted	$(1.02)	$(1.14)

Shares used to compute net loss per share:
Basic and diluted	125.4	98.4
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(128)	$(112)
Other comprehensive loss	(1)	—
Comprehensive loss	$(129)	$(112)
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$201	$222
Marketable securities	621	759
Receivable from collaboration partners	3	11
Prepaid expenses and other current assets	19	15
Total current assets	844	1,007

Long-term marketable securities	54	29
Property and equipment, net	38	40
Other noncurrent assets	61	63
Total assets	$997	$1,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ($11 and $24 to a related party)	$39	$42
Deferred revenue ($27 and $35 to a related party)	34	35
Other current liabilities	136	154
Total current liabilities	209	231

Deferred revenue, noncurrent ($36 and $43 to a related party)	45	43
Long-term debt	100	99
Other noncurrent liabilities	119	135

Commitments

Stockholders’ equity:
Common stock and additional paid-in capital: $0.0001 par value per share; 400.0 shares authorized; 125.5 shares in 2026 and 125.3 shares in 2025 issued and outstanding	2,138	2,116
Accumulated deficit	(1,613)	(1,485)
Accumulated other comprehensive loss	(1)	—
Total stockholders’ equity	524	631
Total liabilities and stockholders’ equity	$997	$1,139
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	92.2	$1,617	$(1,132)	$—	$485
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 13, Stockholders' equity)	13.6	142	—	—	142
Issuance of common stock in connection with our equity award programs	0.1	—	—	—	—
Stock-based compensation	—	16	—	—	16
Net loss	—	—	(112)	—	(112)
Balance at March 31, 2025	105.9	$1,775	$(1,244)	$—	$531

Balance at December 31, 2025	125.3	$2,116	$(1,485)	$—	$631
Issuance of common stock in connection with our equity award programs	0.2	3	—	—	3
Stock-based compensation	—	19	—	—	19
Other comprehensive loss	—	—	—	(1)	(1)
Net loss	—	—	(128)	—	(128)
Balance at March 31, 2026	125.5	$2,138	$(1,613)	$(1)	$524
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(128)	$(112)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19	16
Depreciation and amortization	2	3
Noncash lease expense	2	2
Amortization of discounts on marketable securities	(3)	(4)
Other items, net	1	—
Changes in operating assets and liabilities:
Receivable from collaboration partners ($— and $2 from a related party)	8	5
Other assets	(3)	—
Accounts payable (($13) and $— to a related party)	(3)	3
Deferred revenue (($15) and ($28) to a related party)	(17)	(28)
Other liabilities	(16)	(17)
Net cash used in operating activities	(138)	(132)

Cash flows from investing activities
Purchases of marketable securities	(150)	(353)
Proceeds from maturities of marketable securities	257	360
Proceeds from sales of marketable securities	7	26
Purchases of property and equipment	—	(1)
Net cash provided by investing activities	114	32

Cash flows from financing activities
Proceeds from issuance of common stock ($— and $14 from a related party)	—	142
Proceeds from issuance of common stock pursuant to equity award plans	3	—
Net cash provided by financing activities	3	142
Net increase (decrease) in cash, cash equivalents and restricted cash	(21)	42
Cash, cash equivalents and restricted cash at beginning of period	225	153
Cash, cash equivalents and restricted cash at end of period	$204	$195
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
Liquidity and Capital Resources
As of March 31, 2026, we had cash, cash equivalents and marketable securities of $876 million, which we believe will be sufficient to fund our planned operations for a period of at least twelve months following the date of filing of this report.
Note 2. Summary of significant accounting policies
Basis of Presentation
These interim financial statements should be read in conjunction with the audited Consolidated Financial Statements and the related notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2026. There have been no significant changes to our summary of significant accounting policies as disclosed in that filing.
These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial information and include all normal and recurring adjustments that management believes are necessary for a fair presentation of the periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.
Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future period.
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
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03 — Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses. This ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. We plan to adopt this guidance beginning with our 2027 Annual Report to be filed in early 2028 and all quarterly and Annual Reports thereafter. We expect the adoption of this standard to result in increased disclosures in the Notes to our Consolidated Financial Statements.

In September 2025, the FASB issued ASU 2025-07 — Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This ASU refines the scope of the guidance on derivatives in Topic 815 and clarifies the guidance on share-based payments from a customer in ASC 606. We have adopted this standard during the current quarter with no significant impact on our Consolidated Financial Statements.
Note 3. Related party - Gilead Sciences, Inc.
In 2020, we and Gilead Sciences, Inc. ("Gilead") entered into an Option, License and Collaboration Agreement (the "Gilead Collaboration Agreement"), Common Stock Purchase Agreement (the "Stock Purchase Agreement"), and Investor Rights Agreement (the "Investor Rights Agreement").
The Gilead Collaboration Agreement was amended in 2021 (the "First Gilead Collaboration Agreement Amendment"), in 2023 (the "Second Gilead Collaboration Agreement Amendment"), in 2024 (the "Third Gilead Collaboration Agreement Amendment") and (the "Fourth Gilead Collaboration Agreement Amendment"), and in 2025 (the "Fifth Gilead Collaboration Agreement Amendment").
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
We refer to these agreements collectively as the "Gilead Agreements".
Stock Purchase and Investor Rights Agreements
In the first quarter 2025, through our underwritten offering, Gilead purchased 1.4 million shares of our common stock for total gross proceeds of $15 million.
Under the Investor Rights Agreement entered into in 2020 and subsequent amendments, Gilead has the right to designate three members of our board of directors and registration rights for shares that it purchases. Gilead has exercised its rights to appoint all three board members and we have registered all shares purchased to date.
As of March 31, 2026, Gilead held approximately 25.0% of our outstanding common stock.
Collaboration Agreements
In 2020, we entered into the Gilead Collaboration Agreement, which gave Gilead an exclusive license to develop and commercialize zimberelimab (the anti-PD-1 program) in certain markets and time-limited options to acquire exclusive licenses to develop and commercialize any of our then-current and future clinical programs arising during the 10-year collaboration term, contingent upon $100 million option continuation payments payable on each of the second, fourth, sixth and eighth anniversaries of the agreement. The period to determine Gilead's option rights under the Gilead Collaboration Agreement will end on July 14, 2026, following Gilead’s decision to not make the option continuation payment due on the sixth anniversary. Upon closing of the transaction in 2020, Gilead made an upfront payment of $175 million.
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
Gilead's option to acquire exclusive licenses to develop and commercialize AB801 (an investigational small molecule AXL inhibitor) and AB598 (an investigational anti-CD39 monoclonal antibody), will expire after a prescribed period following the achievement of a clinical development milestone in such program and our delivery to Gilead of the requisite data package. Gilead may exercise its option to these programs at any time prior to expiration of the option and will pay Arcus an option fee of $150 million per program.

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
In 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities. We will receive an upfront payment of $17.5 million for each initiated program and Gilead will have an option to license each program at two separate, prespecified time points. We received a total upfront payment of $35 million for an initial two research programs in 2023. Gilead’s options to the other two research programs, as amended under the Fourth Gilead Collaboration Agreement Amendment expired in May 2025. For the two research programs, including AB102 (an investigational MRGPRX2 antagonist), Gilead has the right, on a program-by-program basis, either (i) to exercise its option upon our completion of certain IND-enabling activities for an option payment of $45 million or (ii) to extend its option and exercise it following the achievement of a clinical development milestone for an option payment of $150 million. If Gilead exercises its option at the earlier time point for the first two programs, we would be eligible to receive up to $375 million in regulatory and commercial milestone payments as well as tiered royalties for each optioned program. For any other program option exercise by Gilead, the parties would have rights to co-develop and share global development costs and to co-promote and share profits in the U.S. for that program.
In 2024, we entered into the Third Gilead Collaboration Agreement Amendment. The Third Gilead Collaboration Agreement Amendment, among other things, (i) required Gilead to pay the $100 million option continuation payment due on the fourth anniversary of the Gilead Collaboration Agreement, which was received in 2024, (ii) provides that we will operationalize and fund the Phase 3 PRISM-1 study evaluating quemliclustat in pancreatic cancer subject to Gilead's right to reinstate the study as part of the parties' joint development activities upon regulatory approval, (iii) provides that we will solely fund our share of PACIFIC-8, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program upon regulatory approval, and (iv) provides that we will fund certain other activities. All other terms of the existing collaboration agreements, remain unchanged.
As of March 31, 2026, Gilead has licenses to domvanalimab, AB308, quemliclustat and zimberelimab. In the second quarter 2025, Gilead returned its license to the adenosine receptor antagonist program, which includes etrumadenant. After July 14, 2026, Gilead will maintain its existing time-limited options to programs including AB801, AB598, AB102 and an investigational TNF small molecule inhibitor.
For the three months ended March 31, 2026 and 2025, under the Gilead Agreements we recognized revenue of $15 million and $28 million, respectively. For a more detailed discussion on revenues recognized under the Gilead Agreements, see Note 5, Revenues, for more information.
For the three months ended March 31, 2025, we recognized net reimbursements from Gilead of $5 million. Expenses and reimbursements from Gilead are recognized in Operating expense, allocated between Research and Development ("R&D") and General and Administrative ("G&A") based upon the activity that generated the net expense or reimbursement.
At March 31, 2026 and December 31, 2025, we had net payables to Gilead of $11 million and $24 million, respectively, recorded in Accounts payable on our Condensed Consolidated Balance Sheets.

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
Gilead Collaboration
See Note 3, Related party - Gilead Sciences, Inc., for more information.
Taiho Collaboration
In 2017, we entered into an agreement with Taiho Pharmaceutical Co., Ltd ("Taiho" and the "Taiho Agreement") pursuant to which Taiho obtained an exclusive option to in-license development and commercialization rights to programs for Japan and certain other Asian countries, excluding China (the "Taiho Territory") for which IND-enabling studies had begun during a five-year term which ended in September 2022, for an upfront payment of $35 million.
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
In 2022, Taiho opted to participate in two global Phase 3 trials of domvanalimab and zimberelimab combinations, STAR-121 and STAR-221, and in 2024, Taiho opted to participate in the global Phase 3 trial of quemliclustat, PRISM-1. For each of these trials, Taiho became obligated to reimburse us for their portion of the global trial costs, and to make milestone payments contingent upon successfully satisfying the related clinical milestones. The clinical milestones were met: for domvanalimab and zimberelimab for the STAR-221 trial in 2023, and Taiho became obligated to pay us $28 million; domvanalimab and zimberelimab for the STAR-121 trial in 2024, and Taiho became obligated to pay us $26 million; and for quemliclustat for the PRISM-1 trial in the first quarter 2025, and became obligated to make milestone payments totaling $19 million. All the milestone payments due have been fully received. In the fourth quarter 2025, Taiho exercised its option for HIF-2α inhibitor program (including casdatifan) for the Taiho Territory, for an option payment of $15 million. We and Taiho concurrently entered into the Second Amendment where: (i) we will lead development for two indications in Japan and be responsible for the global study costs; (ii) we may also be eligible to receive clinical and regulatory milestones of up to $172 million, commercial milestone payments of up to $145 million upon the achievement of certain sales thresholds in the Taiho Territory and royalties ranging from high single-digits to mid-teens on net sales of the licensed product in the Taiho Territory. Due to the nature of these arrangements, a portion of these clinical milestones were determined to be advance cost sharing payments for Taiho's share of the related global study R&D costs under the collaboration and are deferred and recognized as a reduction in R&D expense as the related global studies are performed, calculated as an estimated percentage of completion based on the estimated total effort for the programs. See Note 5, Revenues, for more information.
As of March 31, 2026, Taiho has licenses for the Taiho Territory to (i) HIF-2α inhibitor program (including casdatifan); (ii) anti-TIGIT program (including domvanalimab and AB308); (iii) anti-PD-1 program (including zimberelimab); (iv) CD73 program (including quemliclustat); and (v) adenosine receptor antagonist program (including etrumadenant).

Under this arrangement, for the three months ended March 31, 2026, we recognized revenue of $2 million. We recognized net reimbursements including amortization of advance cost share payments from Taiho for the three months ended March 31, 2026 and 2025 of $5 million and $9 million, respectively, recognized as a reduction in R&D expense.
At March 31, 2026 and December 31, 2025, we had $3 million and $10 million, respectively, related to this arrangement recorded in Receivable from collaboration partners on our Condensed Consolidated Balance Sheets. At March 31, 2026 and December 31, 2025, we had liabilities of $23 million and $44 million, respectively related to certain advance cost sharing payments under this arrangement recorded in Other liabilities, allocated between current and noncurrent based on the expected timing of future recognition.
AstraZeneca Collaboration
In 2020, we entered into a collaboration with AstraZeneca to evaluate domvanalimab, our investigational anti-TIGIT antibody, in combination with AstraZeneca’s durvalumab in a registrational Phase 3 clinical trial in patients with unresectable Stage 3 non-small cell lung cancer ("NSCLC"), known as the PACIFIC-8 trial. The terms of this agreement were amended in 2024.
Under the collaboration, as amended, each company will retain existing rights to their respective molecules and any future commercial economics. AstraZeneca will conduct the trial, and each company will supply their respective investigational product to support the trial. We may be obligated to pay milestones of up to $24 million upon the achievement of certain clinical trial progress milestones or under certain circumstances if the agreement is terminated early and we will reimburse AstraZeneca annually for a portion of the trial costs. The portion of the costs that we consider to be unavoidable is accrued as incurred and milestones that are deemed probable of occurring are accrued in advance of the achievement of the milestone.
Prior to January 2024, the PACIFIC-8 trial formed part of the Arcus and Gilead joint development program for domvanalimab and our portion of the trial costs was shared with Gilead. Under the Third Gilead Collaboration Agreement Amendment, we agreed to solely fund our share of PACIFIC-8, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program.
We recognized R&D expense for the three months ended March 31, 2026 and 2025 of $5 million and $4 million, respectively, under this arrangement.
At March 31, 2026 and December 31, 2025, we have recognized a total liability of $17 million and $12 million, respectively, related to our obligation to AstraZeneca including the first milestone, recorded in Other current liabilities and Other noncurrent liabilities on our Condensed Consolidated Balance Sheets based on the expected timing of payment.
WuXi Biologics License - anti-PD-1
In 2017, we entered into an agreement with WuXi Biologics Ireland Limited ("WuXi Biologics") which, as amended, provides us with exclusive rights to (i) develop, use and manufacture products that include an anti-PD-1 antibody, including zimberelimab, worldwide and (ii) commercialize any such products worldwide, except in Greater China. As of March 31, 2026, under this arrangement, we may incur (i) additional regulatory milestone payments of up to $50 million and commercialization milestone payments of up to $375 million, (ii) tiered royalties that range from the high single-digits to low teens on net sales of the licensed products and (iii) fees related to any sublicenses.
We did not have any milestones or royalties due under this arrangement for the three months ended March 31, 2026 and 2025.
WuXi Biologics License - anti-CD39
In 2020, we entered into an agreement with WuXi Biologics, under which we obtained the exclusive worldwide license to develop and commercialize anti-CD39 antibodies discovered under this arrangement. As of March 31, 2026, under this arrangement we may incur additional clinical and regulatory milestone payments of up to $14 million and royalty payments in the low single digits on net sales of the licensed products.
We did not have any milestones or royalties due under this arrangement for the three months ended March 31, 2026 and 2025.

Abmuno License
In 2016, we entered into an agreement (the "Abmuno Agreement") with Abmuno Therapeutics LLC ("Abmuno"), under which we obtained the exclusive worldwide license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. As of March 31, 2026, under this arrangement we may incur additional clinical, regulatory and commercialization milestone payments of up to $88 million.
We did not have any milestones or royalties due under this arrangement for the three months ended March 31, 2026 and 2025.
Note 5. Revenues
The following table summarizes our revenues by collaboration, category of revenue, and the method of recognition (in millions):

			Three Months Ended March 31,
	Over time	Point in time	2026	2025
Gilead Collaboration
License and development services	*		$8	$20
R&D services	*		2	2
Access rights	*		3	6
Other		*	2	—
Taiho Collaboration
License	*		2	—
Total revenues			$17	$28

Total revenues from collaborations			$10	$20
Total revenues from a customer			$7	$8
Revenues from Gilead accounted for 88% and 100% of Total revenues for the three months ended March 31, 2026 and 2025, respectively.
The following table summarizes the revenue recognized as a result of changes in the deferred revenue balance (in millions):

	Three Months Ended March 31,
	2026	2025
Revenue recognized from amounts in deferred revenue at the beginning of the period	$17	$28
We had $79 million and $78 million of deferred revenue remaining on our Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, respectively, allocated between current and noncurrent based on the expected timing of future recognition.
Revenue from the Gilead Collaboration
2025 Termination of rights to etrumadenant
In the second quarter 2025, Gilead terminated its rights to etrumadenant (the adenosine receptor antagonist program), which we determined was a significant reduction in the scope of the arrangement, which met the accounting definition of a contract modification and we accounted for this as both a modification of the existing contract and the creation of a new contract. Under the applicable accounting rules for such contract modifications, we did not adjust the accounting for completed performance obligations that were distinct from the modified goods or services. Accordingly, we allocated the updated transaction price of $256 million, which was comprised of the deferred revenue remaining as of the modification date, to the remaining unsatisfied and partially satisfied performance obligations and updated the measure of progress as of the modification date, which resulted in a cumulative catch-up to revenue of $143 million for the quarter ended June 30, 2025.

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
For the three months ended March 31, 2026 and 2025, we recognized revenue of $8 million and $20 million, respectively, within License and development services revenue in our Condensed Consolidated Statements of Operations.
Access Rights and Option Continuation Periods
Under the Gilead Collaboration Agreement entered into in 2020 and related amendments, Gilead has exclusive access to our current programs as well as any future programs for a period of ten years, contingent upon option continuation payments totaling $300 million, consisting of a $100 million payment on each of the fourth (paid in third quarter 2024), sixth, and eighth anniversaries of the Gilead Collaboration Agreement. Following Gilead’s decision to not make the option continuation payment due on the sixth anniversary, on July 14, 2026, Gilead will lose certain rights to access and obtain licenses to the programs arising from our R&D pipeline.
The standalone selling price of the ongoing R&D pipeline access and the option continuation material rights were determined using an expected cost-plus margin approach, with the option continuation material rights probability-adjusted for the likelihood of exercise. We use a time-elapsed input method to measure progress toward satisfying the access rights performance obligation, which is the method we believe most faithfully depicts our performance in transferring the promised services during the time period in which Gilead has access to our R&D pipeline. Accordingly, the revenue allocated to the initial four-year access rights performance obligation was recognized using this input method over the remaining period through July 2024, and for the fourth anniversary access rights continuation, over the two-year period commencing July 2024. For the option continuation material rights, following Gilead's decision in April 2026 to not make the continuation payment, we will recognize the $18 million of revenue allocated to those material rights.
For the three months ended March 31, 2026 and 2025, we recognized revenue of $3 million and $6 million, respectively, within Other collaboration revenue in our Condensed Consolidated Statements of Operations.

Rights to Certain Studies
Effective January 2024, under the Third Gilead Collaboration Agreement Amendment, we will solely fund certain studies, but Gilead retains exclusive rights to reinstate into the collaboration each study beginning at specified time-points for a payment amount based on the cost incurred.
We have determined that these are material rights and we estimated the standalone selling price of these performance obligations using a discounted cash flow method probability-adjusted for the likelihood of exercise. We recognize the amount allocated to each right if and when the related study is reinstated into the parties' co-development plans or if the option effectively lapses.
For the three months ended March 31, 2026, we recognized revenue of $2 million within License and development services revenue in our Condensed Consolidated Statements of Operations. As of March 31, 2026, we had $14 million of deferred revenue on our Condensed Consolidated Balance Sheet related to these performance obligations.
R&D Services - Inflammation Programs
In 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license two jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities, see Note 3, Related party - Gilead Sciences, Inc., for more information. We received a total upfront payment of $35 million. We determined that the Second Gilead Collaboration Agreement Amendment represented a separate contract.
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
For the three months ended March 31, 2026 and 2025, we recognized revenue of $2 million and $2 million, respectively, within Other collaboration revenue in our Condensed Consolidated Statements of Operations.
Revenue from the Taiho Collaboration
Casdatifan
In the fourth quarter 2025, Taiho exercised its option under the collaboration arrangement and obtained an exclusive license to casdatifan (the HIF-2α inhibitor) for the Taiho Territory and concurrently entered into the second amendment whereby we will lead development for two indications in Japan including the global Phase 3 trial of casdatifan PEAK-1. In exchange, Taiho made an option exercise payment of $15 million which was received in fourth quarter 2025. We determined that the option exercise and amendment represented a single contract under which we have two separate distinct performance obligations, a license with a customer and R&D services for a collaborative partner related to the global study activities.
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
We recognized as revenue the allocated transaction price of $7 million in the fourth quarter 2025, within License and development services revenue in our Condensed Consolidated Statements of Operations.

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
License
For the three months ended March 31, 2026, we recognized revenue of $2 million within License and development services revenue in our Condensed Consolidated Statements of Operations related to programs optioned by Taiho.
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
We did not record a provision for income taxes for the three months ended March 31, 2026 and 2025 because of forecasted full year net operating losses ("NOLs"), which consider the timing of recognition of deferred revenue for tax purposes and the effects of the option to capitalize and amortize U.S. R&D expenses as allowed by the One Big Beautiful Bill Act of 2025 ("OBBBA"), which was enacted on July 4, 2025. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on our deferred tax assets and state income taxes.
As of March 31, 2026 and December 31, 2025, we have provided a valuation allowance against U.S. federal and state deferred tax assets. We continue to evaluate the realizability of deferred tax assets and the related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination.
We recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties.
We have not been audited by the Internal Revenue Service, any state, or foreign tax authority. We are subject to taxation in the U.S. and in Australia. Due to NOLs and research credit carryforwards, all of our tax years, from 2015 to 2025, remain open to U.S. federal and California state tax examinations. In addition, our fiscal years from 2021 to 2025 are open to examination in Australia.
Note 7. Net loss per share
The following table summarizes potentially dilutive securities excluded from the computation of diluted net loss per share calculations because they would have been antidilutive (in millions):

	As of March 31,
	2026	2025
Common stock options issued and outstanding	18.3	18.0
Restricted stock units issued	4.6	4.3
Employee stock purchase plan shares	0.5	0.3
Total potentially dilutive securities	23.4	22.6
We have also excluded from the calculation at March 31, 2025 the effect of Gilead’s right to purchase additional shares of our common stock, which expired in July 2025, as these rights had no intrinsic value.

Note 8. Stock-based compensation
Stock-based Compensation Expense
The following table reflects the components of stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2026	2025
Research and development	$9	$8
General and administrative	10	8
Total stock-based compensation	$19	$16
Note 9. Cash, cash equivalents and marketable securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the fair value of our cash, cash equivalents and marketable securities, all of which are considered available for sale, by type of securities (in millions):

Types of securities as of March 31, 2026	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$171	$—	$—	$171
U.S. treasury securities	305	—	—	305
Corporate securities and commercial paper	395	—	(1)	394
Certificate of deposit	6	—	—	6
Total cash, cash equivalents and marketable securities	$877	$—	$(1)	$876

Types of securities as of December 31, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$155	$—	$—	$155
U.S. treasury securities	359	—	—	359
Corporate securities and commercial paper	487	—	—	487
Certificate of deposit	9	—	—	9
Total cash, cash equivalents and marketable securities	$1,010	$—	$—	$1,010
The following table summarizes the fair values of our cash, cash equivalents and marketable securities by location in the Condensed Consolidated Balance Sheets and contractual maturity (in millions):

Location in Condensed Consolidated Balance Sheets	Contractual Maturity	March 31, 2026	December 31, 2025
Cash and cash equivalents	—	$201	$222
Marketable securities	Within one year	621	759
Long-term marketable securities	Between one and three years	54	29
Total cash, cash equivalents and marketable securities		$876	$1,010
Realized gains or losses recognized on the sale of available-for-sale marketable securities were not material for the three months ended March 31, 2026 and 2025 and are included in Interest and other income, net, in the Condensed Consolidated Statements of Operations. The cost of a security sold is determined using the specific-identification method.
We limit the credit risk associated with our investments by placing them with banks and institutions we believe are highly creditworthy and investing in highly rated investments. We held a total of 100 and 31 positions in securities which were in unrealized loss positions as of March 31, 2026 and December 31, 2025, respectively. We do not intend to sell our securities with unrealized loss positions and have concluded we will not be required to sell the securities before recovery of the amortized cost for the investment at maturity. No credit related losses have been recognized for any of the periods presented.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the total shown in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of March 31,
	2026	2025
Cash and cash equivalents	$201	$192
Restricted cash (included in Other noncurrent assets)	3	3
Total cash, cash equivalents and restricted cash	$204	$195
Restricted cash at March 31, 2026 and 2025 represents cash balances held as security in connection with our facility lease agreements.
Note 10. Condensed consolidated balance sheet components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Prepaid expenses and other assets	$15	$10
Accrued interest receivable	4	5
Total prepaid expenses and other current assets	$19	$15
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Accrued research and development	$93	$89
Accrued personnel expenses	19	33
Income taxes payable	1	1
Current portion of lease liabilities	13	13
Other	10	18
Total other current liabilities	$136	$154
Note 11. Long-term debt
The following table summarizes our borrowings (in millions):

	March 31, 2026	December 31, 2025
Long-term debt (Contractual maturity 2030)	$100	$100
Unamortized discounts, issuance costs, charges and payment-in-kind interest, net	—	(1)
Total long-term debt	$100	$99
In 2024, we entered into a loan and security agreement with Hercules which we subsequently amended in the fourth quarter 2025 (the "Hercules Agreement"). Under the Hercules Agreement, Hercules agreed to lend us up to $250 million in term loans in various tranches subject to minimum draw requirements. At closing, we drew $50 million and we drew an additional $50 million in the second quarter 2025. The remaining $150 million is available as follows: (i) $50 million will be available upon the achievement of certain Biologic License Application ("BLA") enabling clinical milestones related to our ongoing Phase 3 studies, drawable through the earlier of March 15, 2028 or 90 days following the achievement of the applicable milestone; (ii) $50 million will be available upon the FDA's approval of a BLA or New Drug Application ("NDA") for an Arcus investigational product, drawable through the earlier of December 15, 2028 or 90 days following such approval; and (iii) $50 million remains available through the loan's maturity date, subject to lender approval. Any amounts from future expired tranches that were not drawn will remain available through the loan's maturity date, subject to lender approval and the achievement of any milestones associated with the original tranches.
During the three months ended March 31, 2026 and 2025, we recognized $3 million and $2 million of interest expense, respectively. The effective interest rate of the debt, including amortization of the debt discount and issuance costs and payment-in-kind interest, was 12.85% commencing with the modification which occurred in the fourth quarter 2025, compared to 13.08% commencing the second quarter 2025 and 13.39% for all periods prior to the second quarter 2025.
Note 12. Leases
The following table summarizes our cash and non-cash information related to our operating leases (in millions):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities	$4	$4
As of March 31, 2026 and December 31, 2025, we have provided deposits for letters of credit totaling $3 million to secure our obligations under our leases, which are included in Other noncurrent assets on the Condensed Consolidated Balance Sheets.
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
The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

Fair value measurement as of March 31, 2026	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$171	$—	$—	$171
U.S. treasury securities	—	305	—	305
Corporate securities and commercial paper	—	394	—	394
Certificate of deposit	—	6	—	6
Total assets measured at fair value	$171	$705	$—	$876

Fair value measurement as of December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$155	$—	$—	$155
U.S. treasury securities	—	359	—	359
Corporate securities and commercial paper	—	487	—	487
Certificate of deposit	—	9	—	9
Total assets measured at fair value	$155	$855	$—	$1,010
Long-term debt
We determine the fair value of our long-term debt, for disclosure purposes only, based on other inputs that are observable, and thus categorized as Level 2 in the fair value hierarchy. As of March 31, 2026 and December 31, 2025, the estimated fair value of our long-term debt approximated the carrying amount.
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
The table below is a summary of the segment net loss, including significant segment expenses (in millions):

	Three Months Ended March 31,
	2026	2025
Total revenues	17	28
Adjusted for expense (income):
Late-stage development programs (1)	60	55
Early-stage development and preclinical programs (2)	18	42
Compensation and personnel costs	70	66
Depreciation and amortization	2	3
Interest income, net	(6)	(10)
Other segment items (3)	20	22
Partnership reimbursements	(19)	(38)
Segment net loss and Consolidated net loss	$(128)	$(112)
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
Total segment assets at March 31, 2026 and 2025 were $1.0 billion and $1.2 billion, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited Condensed Consolidated Financial Statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited Consolidated Financial Statements and related notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the SEC on February 25, 2026.
Forward-Looking Statements and Website Information
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
Our Clinical Product Portfolio
The following chart summarizes our current clinical and late pre-clinical stage portfolio:

Program	Study	Pre-Clinical	Phase 1/1b	Phase 2	Phase 3
ONCOLOGY					
CASDATIFAN (CAS)* *HIF-2α INHIBITOR SMALL-MOLECULE*	PEAK-1				Post-IO Kidney Cancer (ccRCC)
	ARC-20		1L, 2L+ Kidney Cancer (ccRCC)		
QUEMLICLUSTAT (QUEMLI)† *CD73 INHIBITOR SMALL-MOLECULE*	PRISM-1				1L Pancreatic Cancer
DOMVANALIMAB (DOM)† *FC-SILENT ANTI-TIGIT ANTIBODY*	PACIFIC-8				Stage III, Unresectable, PD-L1≥1% Lung Cancer
INFLAMMATION & IMMUNOLOGY					
AB102‡ *MRGPRX2 SMALL-MOLECULE ANTAGONIST*		Potential Indications: Atopic Dermatitis, Chronic Spontaneous Urticaria			
TNF‡ *SMALL-MOLECULE INHIBITOR*		Potential Indications: Rheumatoid Arthritis, Psoriasis, Inflammatory Bowel Disease			
CCR6 *SMALL-MOLECULE ANTAGONIST*		Potential Indications: Psoriasis			
ANTI-CD89 *MONOCLONAL ANTIBODY*		Potential Indications: Rheumatoid Arthritis			
CD40L *SMALL-MOLECULE INHIBITOR*		Potential Indications: Multiple Sclerosis, Systemic Lupus Erythematosus

*Taiho has development and commercial rights in Japan and other countries in Asia, excluding China, for casdatifan (the “Taiho Territory”).
†If approved, Gilead and Arcus will share co-promotion rights in the U.S. and Gilead holds commercialization rights outside of the U.S. subject to Taiho’s rights for the Taiho Territory.
‡Gilead retains/holds time-limited option rights.

Significant Developments
The following is a summary of the recent significant developments affecting our business:
Corporate Developments
•In April 2026, we announced that the period for Gilead’s option rights under the Gilead Collaboration Agreement entered into in 2020, as amended, will end on July 14, 2026, following Gilead’s decision to not make the option continuation payment. Accordingly, Gilead will not have option rights to additional programs in our early-stage pipeline, including the CCR6, CD89 and CD40L programs, but will maintain its existing time-limited options to programs including AB801 (an investigational small molecule AXL inhibitor), AB598 (an investigational anti-CD39 monoclonal antibody), AB102 (an investigational MRGPRX2 antagonist), and an investigational TNF small molecule inhibitor.
HIF-2α Program (casdatifan)
•In March 2026, we and AstraZeneca agreed not to re-open enrollment in eVOLVE-RCC02, a Phase 1b/3 study sponsored and operationalized by AstraZeneca, evaluating casdatifan in combination with volrustomig, AstraZeneca's investigational anti-PD-1/CTLA-4 bispecific antibody, in first-line, advanced/metastatic clear cell renal cell carcinoma.
TIGIT Program (domvanalimab)
•In April 2026, we announced the discontinuation of the Phase 3 STAR-121 study due to futility. STAR-121 evaluated domvanalimab plus the anti-PD-1 antibody zimberelimab and chemotherapy versus pembrolizumab plus chemotherapy as a first-line treatment for metastatic NSCLC.
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
The level of our future R&D investment will depend on a number of factors and uncertainties including the breadth of our clinical programs, the outcome of our efforts, and our collaboration activities. We expect R&D expenses to decline in the near term relative to what we have incurred as we wind down studies for domvanalimab. Streamlining initiatives we have undertaken across our R&D operations in connection with this wind-down, together with efficiencies we are pursuing across our programs outside the Gilead collaboration, are expected to further reduce costs. These decreases will be partially offset by our increased investment in the development of casdatifan and advancement of our small-molecule inflammation and immunology programs. We solely own casdatifan and lead its global development and commercialization, working with strategic partners in certain regions. As we advance our clinical-stage programs, including casdatifan, and prepare to seek regulatory approval, we may need to expand our late-stage development and commercial capabilities, which will require increased investment.
In addition, under our arrangements with WuXi Biologics, Abmuno and AstraZeneca, we may incur additional clinical and regulatory milestone payments based on the development progress of our investigational products. We may also be required to pay royalties in the event of a successful product launch and our receipt of commercial revenues. Therefore, we are unable to predict the timing or the final cost to complete our clinical programs or validation of our manufacturing and supply processes and delays may occur due to numerous factors. Factors that could cause or contribute to delays or additional costs include, but are not limited to, those discussed in "Part II, Item 1A. Risk Factors" of the Quarterly Report.
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
Non-Operating Income, net
Non-operating income, net consists primarily of interest earned on our investments in fixed-income marketable securities, and interest expense on the Hercules Agreement.

Results of Operations
The following table summarizes our results of operations (in millions):

	Three Months Ended March 31,		Change
	2026	2025
Revenues:
License and development services	$12	$20	(40)%
Other collaboration	5	8	(38)%
Total revenues	17	28	(39)%
Operating expenses:
Research and development	122	122	—%
General and administrative	29	28	4%
Total operating expenses	151	150	1%
Loss from operations	(134)	(122)	10%
Non-operating income, net	6	10	(40)%
Loss before income taxes	(128)	(112)	14%
Income tax expense	—	—	*
Net loss	$(128)	$(112)	14%
*Not meaningful
Total Revenues
The decrease in Total revenues for the three months ended March 31, 2026 was primarily driven by lower development services revenue from the Gilead Collaboration.
See Note 5, Revenues, to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the amount and timing of revenues recognized from our license and collaboration agreements.

Research and Development Expenses
We group all of our R&D activities and the related expenditures into categories as described below:

Included as of March 31, 2026
Category	Description	Program Level Expenses	Key Clinical Trials
Late-stage development programs
R&D expenses incurred related to a Phase 3 clinical program intended to result in registration of a new product. This includes all unallocated program-level expense not directly attributable to a specific clinical trial once the related program enters into one or more Phase 3 clinical trials.
		casdatifan** quemliclustat domvanalimab zimberelimab	PEAK-1 PRISM-1 PACIFIC-8 STAR-121* STAR-221* ARC-10*
Early-stage development and preclinical programs	R&D expenses incurred for activities ranging from early-stage development and preclinical to Phase 2 clinical trials. This includes all unallocated program-level expense not directly attributable to a specific clinical trial unless the related program has entered into one or more Phase 3 clinical trials.	casdatifan** etrumadenant AB598 AB801	ARC-7* ARC-8 ARC-9* ARC-20 ARC-25 ARC-26* ARC-27 EDGE-Gastric* EDGE-Lung* eVOLVE* STELLAR-009* VELOCITY-HNSCC*** VELOCITY-Lung
Compensation and personnel costs	Internal costs, such as salaries, non-cash stock-based compensation, and other personnel expenses for our R&D employees that are not allocated to specific programs or trials.	—	—
Other costs	Facilities, depreciation, and other external costs that are not recorded at the investigational product level.	—	—
Partnership reimbursements	Reimbursements from our collaboration partners for shared costs incurred by us and recognized as a reduction in R&D expense.	—	—
*    Study discontinued or substantially completed
**    Casdatifan moved from early-stage development and preclinical to a late-stage development program in the third quarter 2025.
***    Head and Neck Squamous Cell Carcinoma ("HNSCC")
The following table summarizes our R&D expenses by category (in millions):

	Three Months Ended March 31,
Category	2026	2025	Change
Late-stage development programs	$60	$55	9%
Early-stage development and preclinical programs	18	42	(57)%
Compensation and personnel costs	51	49	4%
Other costs	12	14	(14)%
Partnership reimbursements	(19)	(38)	(50)%
Total research and development	$122	$122	—%

R&D expenses were flat for the three months ended March 31, 2026, with (i) late-stage development programs increasing due to our investment in casdatifan and our Phase 3 PRISM-1 study for quemliclustat, partially offset by the wind-down of studies related to domvanalimab, (ii) early-stage development activities decreasing primarily due to the absence of prior year Phase 2 study costs for domvanalimab, and (iii) partnership reimbursements decreasing, primarily due to Gilead-led activities representing a larger share of total joint development costs and a shift towards programs fully funded by us.
R&D expense by quarter may fluctuate due to the timing of clinical manufacturing and standard-of-care therapeutic purchases with a corresponding impact on reimbursements.
We expect R&D expenses to decline in the near term relative to what we have incurred as we wind down studies for domvanalimab. Streamlining initiatives we have undertaken across our R&D operations in connection with this wind-down, together with efficiencies we are pursuing across our programs outside the Gilead collaboration, are expected to further reduce costs. These decreases will be partially offset by our increased investment in the development of casdatifan and advancement of our small-molecule inflammation and immunology programs.
General and Administrative Expenses
The increase in G&A expenses for the three months ended March 31, 2026, was primarily due to a $2 million increase in non-cash stock-based compensation, which was primarily attributable to a separation agreement with an officer.
Non-Operating Income, net
The decrease in Non-operating income, net for the three months ended March 31, 2026, was primarily due to: lower yields and a lower average balance for our investment portfolio; and higher interest expense on our long-term debt due to the additional drawdown under our agreement with Hercules at the end of the second quarter 2025.
Income Tax Expense
There was no Income tax expense for the three months ended March 31, 2026 or 2025 due to forecasted full year NOLs.
Liquidity and Capital Resources
Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury and agency obligations, investments in corporate securities and certificates of deposit. Based on our existing business plan, we believe that our cash, cash equivalents, and marketable securities as of March 31, 2026 will be sufficient to fund our planned level of operations until at least the second half of 2028.
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
We have entered into an equity distribution agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200 million.
We have a $250 million term loan facility with Hercules. Under this facility, $100 million has been drawn. Additional tranches totaling $150 million will be available to support strategic initiatives, subject to the achievement of certain clinical and regulatory milestones and lender approval. See Note 11, Long-term debt, in Part I, Item 1, to our Condensed Consolidated Financial Statements for further discussion.
In 2025, we issued, through two underwritten offerings, 29.4 million shares of our common stock for total gross proceeds of approximately $438 million, before deducting underwriting discounts, commissions and offering expense.

Cash Flows
The following table summarizes our cash flow activities for each of the periods presented below (in millions):

	Three Months Ended March 31,
Net cash provided by (used in):	2026	2025
Operating activities	$(138)	$(132)
Investing activities	$114	$32
Financing activities	$3	$142
Operating Activities
Net cash used in operating activities was $138 million for the three months ended March 31, 2026 compared to $132 million for the same period in the prior year. The change in operating cash flows is primarily due to the timing of receipts from Taiho for development milestones.
Investing Activities
Cash provided by investing activities for the three months ended March 31, 2026 was primarily due to net proceeds from marketable securities of $114 million.
Cash provided by investing activities for the three months ended March 31, 2025 was primarily due to net proceeds from marketable securities of $33 million.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2026 was due to proceeds of $3 million for stock issued under our equity award plans.
Cash provided by financing activities for the three months ended March 31, 2025 was due to net proceeds of $142 million from issuance of our common stock under the February 2025 underwritten offering.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations outside the ordinary course of business during the three months ended March 31, 2026, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
There have been no material changes to our critical accounting policies and estimates, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from changes in interest rates and foreign currency exchange rates. Our market risks have not changed materially from those discussed in our Annual Report on Form 10-K filed with the SEC on February 25, 2026.
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
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale, nor have we ever generated any revenue from product sales. Our revenues to date have been primarily from upfront and milestone payments, R&D support and clinical materials reimbursement from our strategic partners. For the three months ended March 31, 2026 and year ended December 31, 2025, we had net losses of $128 million and $353 million, respectively. As of March 31, 2026, we had an accumulated deficit of $1.6 billion. While we may receive income from year to year under the Gilead Agreements and the Taiho Agreement, we generally expect to incur substantial and increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
As of March 31, 2026, we had $876 million of cash, cash equivalents and marketable securities, which we believe will be sufficient to provide funding until at least the second half of 2028. This is based on disciplined prioritization of our resources to these programs. For example, we have paused further development for etrumadenant in third-line metastatic colorectal cancer to focus our resources on our late-stage clinical portfolio and research programs. However, we cannot guarantee that we will not need additional capital and if so, that we will be able to obtain additional capital in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our R&D programs or future commercialization efforts. In addition, if we need and are able to raise additional capital, raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our intellectual property or investigational products. For example, if we decide in the future to issue debt or equity securities ranking senior to shares of our common stock or otherwise incur additional indebtedness, it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to stockholders. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or financings, any of which could reduce the market price of shares of our common stock and dilute their value. Our future capital requirements will depend on many factors related to the cost and timing of developing our investigational products, including:
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
In August 2024, we entered into the Hercules Agreement, with Hercules as administrative agent and collateral agent, and the lenders listed in the Hercules Agreement (collectively, the "Lenders"). The Hercules Agreement was subsequently amended in December 2025 (the "Hercules Amendment"). The Hercules Agreement provided a secured term facility of up to $250 million in four tranches, subject to customary terms and conditions, of which $100 million had been drawn down by us. The Hercules Amendment amended the terms for the remaining $150 million term loan commitments available under the loan facility, subject to customary terms and conditions. The Hercules Agreement, as amended, is secured by substantially all of our assets, subject to certain exclusions. The maturity date of the Hercules Agreement is September 2030, with an interest-only period until September 2028, which may be extended to September 2030, subject to achieving certain specified regulatory approval milestones. Until we have repaid all outstanding obligations, the Hercules Agreement, as amended, subjects us to various customary covenants, including, among other things, requirements as to financial reporting and minimum cash (beginning July 2027) and net product revenue (following achievement of certain regulatory milestones), and certain advisory management rights for the Lenders and Hercules. The minimum cash covenant is conditionally waived if our market capitalization exceeds a specified threshold, and the minimum net product revenue covenant may be satisfied through alternative measures based on our market capitalization and cash position. In addition, the Hercules Agreement contains customary restrictions on our ability to incur additional indebtedness, to incur liens on our property and assets, to make certain investments, to repurchase or redeem any capital stock or other equity interest other than certain permitted investments, to declare or pay any cash dividends or other distributions on capital stock other than from the Company’s subsidiaries to the Company or another subsidiary of the Company, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity other than certain permitted acquisitions, to change our line of business and to enter into any change in control transaction. Our business may be adversely affected by these restrictions on our ability to operate our business.
In addition, we may be required to repay the outstanding indebtedness under the loan facility if an event of default occurs and is continuing under the Hercules Agreement. An event of default will occur if, among other things, we fail to make payments under the Hercules Agreement; we breach any of our covenants under the Hercules Agreement, subject to specified cure periods with respect to certain breaches; a material adverse effect has occurred; any of our representations or warranties is false or misleading in any material respect; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; or we default on certain contracts with third parties, which would permit Hercules to accelerate the maturity of such indebtedness under the Hercules Agreement. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to limit or reduce our activities necessary to commercialize our investigational products, or delay or limit clinical trials for our investigational products. Hercules could also exercise its rights as collateral agent to enforce its security interest in the collateral. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.
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
Clinical drug development is a lengthy, expensive and uncertain process. If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our investigational products, if approved, may be delayed and the credibility of our management team may be adversely affected and, as a result, our stock price may decline.
The R&D of drugs and biological products is an extremely risky undertaking. Only a small percentage of investigational products that enter the development process ever receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any investigational product, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety, purity, potency and/or efficacy of our investigational products in humans. Clinical testing is expensive, can take many years to complete and its outcome is uncertain.
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
Before obtaining approval from regulatory authorities for the commercialization of any of our investigational products, we must conduct extensive clinical trials to demonstrate the safety purity, potency, or efficacy of our investigational candidate in humans. Before we can initiate clinical trials for any investigational products in the U.S. or in other jurisdictions, we must submit the results of preclinical studies to the FDA or comparable regulatory authorities along with other information, including information about the investigational product’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any investigational product before it allows us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our preclinical development programs. Moreover, even if we commence clinical trials, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our ongoing and planned clinical trials for our investigational products could significantly affect our product development timelines and product development costs and harm our financial position.
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
•obtaining approval from one or more institutional review boards ("IRBs"), or ethics committees at clinical trial sites;
•IRB refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
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
•failure of our Contract Manufacturing Organization ("CMO") to produce clinical trial materials in sufficient quantities in accordance with current Good Manufacturing Practice ("cGMP"), regulations or other applicable requirements; and
•third parties being unwilling or unable to satisfy their contractual obligations to us in a timely manner.
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
Further, conducting clinical trials in foreign countries, as we continue to do for our investigational products, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks, including war, relevant to such foreign countries. In addition, many of the factors that cause, or lead to, the termination, suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of an investigational product. Any resulting delays to our clinical trials could shorten any period during which we may have the exclusive right to commercialize our investigational products. In such cases, our competitors may be able to bring products to market before we do, and the commercial viability of our investigational products could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects.
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
Most of our early phase clinical trials, as well as some of our Phase 3 trials, are open-label studies in which both the patient and investigator know whether the patient is receiving the investigational products or either an existing approved drug or placebo. Open-label clinical trials are susceptible to bias that may exaggerate any therapeutic effect or overestimate the risk associated with the investigational product. Patients may perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Investigators may interpret the information of the treated group more favorably given their awareness of the treatment regimen or may attribute safety risks to the investigational product. If regulatory agencies feel that we have not implemented sufficient controls to prevent such biases or that the controls we have implemented were ineffective, we may experience delays or negative outcomes in our applications for drug approval. In addition, the FDA and other regulatory authorities may disfavor the use of open-label studies, or otherwise not agree that the results from open-label studies, regardless of outcome, will support submission of an application for marketing approval in the indications we are targeting, and we may be required to conduct blinded trials evaluating our investigational products before we are able to obtain marketing approval of our investigational products, if ever.

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
We may encounter delays in enrolling, or be unable to enroll and maintain, a sufficient number of subjects to complete any of our clinical trials. Patient enrollment and retention in clinical trials are a significant factor in the timing and cost of clinical trials and depends on many factors, including among other things, the size of the patient population required for analysis of the trial’s primary endpoints, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the investigational product (including data that we report in our other clinical trials using the same investigational products) or with respect to other investigational products with the same mechanism of action as our investigational products, the number and nature of competing products or investigational products and ongoing clinical trials of competing investigational products for the same indication, the proximity of subjects to clinical trial sites, the eligibility criteria for the clinical trial and our ability to obtain and maintain subject consents. See "Item 1. Business - Competition" in our Annual Report on Form 10-K filed with the SEC on February 25, 2026, for additional information regarding competing programs.
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
As we continue to develop our investigational products and initiate later phase clinical trials of our investigational products or initiate clinical trials to evaluate different combination regimens involving our investigational products, serious AEs, undesirable side effects or unexpected characteristics may emerge causing us to abandon these investigational products or limit their development to more narrow uses or subpopulations in which the serious AEs, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even if our investigational products initially show promise in early clinical trials, the side effects of drugs are frequently only detectable after they are tested in larger, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Different AEs may also emerge, or the same or similar AEs but with increased incidence and/or severity, when our investigational products are used in different combination regimens. For example, we and AstraZeneca agreed not to re-open enrollment in the eVOLVE-RCC02 trial following observations of potential immune-mediated AEs. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by our investigational product or another product or factor, especially in oncology subjects who may suffer from other medical conditions and be taking other medications.
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
In the event that one of our investigational products were to fail to demonstrate sufficient safety and efficacy or establish its contribution to the claimed effects of a combination therapy, we would need to identify alternatives. For example, we expect that our anti-PD-1 antibody, zimberelimab, will form the backbone of many of the investigational combination therapies we are pursuing. If we are unable to demonstrate the contribution of zimberelimab to the claimed effects of an investigational combination therapy, we would need to identify an anti-PD-1 antibody for use in such combination therapy. In the event we are unable to do so or are unable to do so on commercially reasonable terms, our business and prospects would be materially harmed.
Certain of our investigational products may require companion diagnostics in certain indications. Failure to successfully develop, validate and obtain regulatory clearance or approval for such tests could harm our product development strategy or prevent us from realizing the full commercial potential of our investigational products.
Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as a medical device and may require separate regulatory authorization prior to commercialization of either the companion diagnostic or the relevant investigational product. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Depending on the data from our clinical trials, we may utilize diagnostic tests during our clinical trial enrollment process to help identify patients with characteristics that we believe will be most likely to respond to our investigational products, which may be incorporated into future Phase 3 trials to help identify eligible patients. In addition, we have significant efforts directed to identifying changes in various cells and proteins to understand their relationship, if any, to the clinical activity observed in our clinical trials and to assess if such cells and/or proteins could be used as predictive biomarkers to select for patients more likely to respond to our investigational products. However, we cannot be certain that we will be able to identify any such biomarkers, that such biomarkers will result in us identifying the appropriate patients for our investigational products or that we or any third-party collaborators will be able to validate any diagnostic tests incorporating any predictive biomarkers we may identify.
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
The design or execution of our ongoing and future clinical trials may not support marketing approval.
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
Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations or policy changes could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund R&D activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics, or modifications to approved drugs and biologics, to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA's ability to conduct routine activities. If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or similar factors hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Reliance on Third Parties, Manufacturing and Commercialization
We expect to depend on collaborations for the development of our investigational products. If our collaboration efforts are not successful, the scope of our development efforts may be limited and our business could be adversely affected.
Our strategy for fully developing our investigational products is to leverage collaborations to expand the breadth of our clinical development plans. The success of these arrangements will depend, among other things, on our ability to attract collaborators with the resources and/or expertise to broaden the clinical plans for our investigational products, our ability to reach a definitive agreement for a collaboration, our collaborators' cooperation and ability to successfully and timely meet their responsibilities with regards to a clinical program. We cannot predict how productive we will be in forming new collaborations or the success of any collaboration that we enter into.
In addition, for certain of our investigational products for which Gilead has exercised or elects to exercise its option rights, we will be dependent on Gilead for the successful development and commercialization of those investigational products, if approved. Our partnership with Gilead poses a number of risks that could materially impact the success of these programs including, but not limited to, conflicts and disagreements regarding: the combinations or indications to pursue, the interpretation of clinical data, the commercial potential of any optioned investigational products, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration for such investigational products.

If we are not successful in managing our collaborations, the scope of our development efforts may be impaired and our business could be adversely affected.
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
If any of these third parties fails to meet expected deadlines, fails to adhere to our clinical protocols, fails to meet regulatory requirements or guidelines (including any GCPs or comparable requirements enforced by the FDA or comparable foreign regulatory authorities), or otherwise performs in a substandard manner, our ability to use data generated from our clinical trials may be jeopardized, the timelines for our clinical trials may be extended or delayed, or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in our ongoing clinical trials unless we are able to transfer those subjects to another qualified clinical trial site. In addition, our CROs have the right to terminate their agreements with us in the event of an uncured material breach and under other specified circumstances, and if so terminated, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms or at all. Switching or adding additional CROs, investigators and other third parties involves additional cost and requires our management’s time and focus.
In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the utility of certain data from the clinical trial may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA or BLA we submit to the FDA, or equivalent marketing application to other regulatory authorities outside the U.S. Any such delay or rejection could prevent us from commercializing our investigational products, which would have a material adverse impact on our business, financial condition and prospects.
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
Any supply chain challenges may affect our ability to supply clinical sites with our investigational products and any standard-of-care drugs and comparator agents that we use in our clinical trials. These supply chain challenges can include longer lead times for the manufacturers of our investigational products to obtain raw materials, longer timeframes to procure or lack of supply for standard-of-care drugs or comparator agents used in our clinical trials, and transit delays at each point in the manufacturing, supply or distribution chain. For example, certain standard-of-care therapies for our Phase 3 trials are challenging to source, including carboplatin, fluorouracil, oxaliplatin and cabozantinib. If we are unable to source these drugs, we may be prevented from enrolling subjects into our clinical trials, may incur increased costs for our clinical trials, and may otherwise be delayed, prevented or impaired in our development efforts. See the risk factor titled "Unfavorable global economic, political and trade conditions could adversely affect our business, financial condition or results of operations and may exacerbate the effects of the risks described herein."
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
•requirements to cease development or to recall batches of our investigational products; and
•in the event of approval to market and commercialize an investigational product, an inability to meet commercial demands.
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
No uniform policy for coverage and reimbursement for products exists among third-party payors in the U.S. Therefore, coverage and reimbursement for products can differ significantly from payor to payor, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance or that step edits or other conditions on reimbursement will not be imposed. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.
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
We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, reporting and notification obligations, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. We may need to devote substantial time and attention to ensuring that we are compliant with our obligations under these agreements. If we fail to comply with the obligations under our license agreements or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the investigational product being developed under any such agreement and any other investigational products being developed or tested in combination. Domvanalimab, which we in-licensed from Abmuno, is being evaluated in the Phase 3 PACIFIC-8 trial. Zimberelimab, which we in-licensed from WuXi Biologics, is being evaluated in several of our early-phase trials, including ARC-20. In the event we breach any of our license agreements with Abmuno and/or WuXi Biologics, and our license agreements are terminated, we would have to cease these development activities, or we would have to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.
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
In addition, in 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court ("UPC"), for litigation involving

European patents. Implementation of the EU Patent Package occurred on June 1, 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and investigational products and, resultantly, on our business, financial condition, prospects and results of operations. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC.
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
We are aware of several pharmaceutical companies developing products in the same class as our investigational products, some of which are further along in development than our corresponding assets. See "Item 1. Business-Competition" in our Annual Report on Form 10-K filed with the SEC on February 25, 2026, for additional information regarding our competitors.
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
We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors and other parties who have access to our Confidential Information. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties we rely on experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if these third parties fail to satisfy their privacy- or security-

related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such an award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
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
Furthermore, as the cyber threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and becoming increasingly difficult to detect as threat actors use techniques and tools - including artificial intelligence ("AI") - that can circumvent security controls and remove forensic evidence. There can be no assurance that we and our third-party CROs and other third parties upon which we rely will be successful in detecting, preventing or fully recovering systems or data from all breakdowns, service interruptions, attacks or breaches of systems that could adversely affect our business and operations and/or result in the loss or disclosure of Confidential Information or other assets, which could result in financial, legal, business or reputational harm to us. Ransomware attacks have risen dramatically and we may be forced to pay to unlock our data and information, re-access our systems and resume our ability to conduct business operations. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. The loss of clinical trial data for our investigational products could significantly increase our costs to recover or reproduce the data and result in delays in our development programs, impair our ability to obtain marketing approval and reduce the commercial opportunity for our investigational products.
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
Our Confidential Information could be leaked, disclosed, or revealed as a result of or in connection with the use of generative AI technologies by our employees, personnel, or the third parties upon whom we rely. Any Confidential Information (including confidential, competitive, proprietary, or personal information) that is inputted into a third-party generative AI platform could be leaked or disclosed to others, including if Confidential Information is used to train the third parties’ AI model.
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
Emerging international trade relations, new legislation and tariffs may also adversely impact our operations and/or financial condition by limiting or preventing the activities of third parties that we engage, increasing import costs or increasing the cost of our operations. New or increased tariffs, export controls or other trade barriers could result in higher prices for the materials we use and, if any of our investigational products are approved, could materially impact our supply chain and manufacturing costs for such products. Recent congressional legislative actions, proposed executive orders, sanctions, tariffs and other measures discourage contracting with Chinese companies on the development or manufacturing of pharmaceutical products and may restrict trade with China. For example, the U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from "biotechnology companies of concern", or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from "biotechnology companies of concern." Congress has interpreted a "biotechnology company of concern" as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veterans Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. WuXi Biologics, located in China, is currently our sole manufacturer of zimberelimab and domvanalimab. If WuXi Biologics becomes subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government (including designation as a "biotechnology company of concern" under the U.S. BIOSECURE Act), or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the U.S. and mainland China, it could materially impact our ability to obtain additional supply of zimberelimab and domvanalimab or significantly increase our manufacturing costs. Finding a replacement manufacturer could require significant effort and/or be prohibitively expensive, and we may not be able to do so in a timely manner which could have an adverse impact on our operations, operating results and financial condition.
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
We have incurred substantial losses during our history and our ability to generate profits in the future is uncertain. Unused NOL carryforwards from the tax year ended December 31, 2017 and prior tax years will carry forward to offset future taxable income, if any, until such unused NOLs expire. Unused NOLs generated after December 31, 2017, under current tax law, will not expire. Our NOLs may be carried forward indefinitely. In addition, the future deductibility of such NOLs will be limited to 80% of current year taxable income in any given year.
Both our current and our future unused losses (and tax credit carryforwards) may be subject to further limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "IRC"), if we undergo an "ownership change," generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a three-year period. We performed an analysis under IRC Sections 382 and 383 through March 31, 2024 with respect to our NOL and credit carryforwards. We concluded that an ownership change, as defined under IRC Section 382, occurred in previous years, but that such ownership change did not result in the expiration of our NOL or credit carryforwards prior to utilization. We may incur additional ownership changes in the future in connection with any equity issuance. If we experience any such ownership change, we may be limited in our ability to use our NOL and credit carryforwards and be required to make material cash tax payments.
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
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. We actively monitor legislative and regulatory developments that may affect our tax liability in order to identify and evaluate if such proposals would have a material impact, whether detrimental or beneficial, on our financial results. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the provisions of the Tax Cuts and Jobs Act of 2017, as amended by the OBBBA, eliminate the option to currently deduct non-U.S. R&D expenditures and require taxpayers to capitalize and amortize non-U.S. R&D expenditures over fifteen years. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.
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
Foreign data protection laws also apply to health-related and other personal data obtained outside the U.S. The EU General Data Protection Regulation (the "EU GDPR"), the UK General Data Protection Regulation (the "UK GDPR" and, together with the EU GDPR, the "GDPR") and Canada’s Personal Information Protection and Electronic Documents Act ("PIPEDA"), or the applicable provincial alternatives, impose strict requirements, including the obligation to appoint data protection officers in certain circumstances, rights for individuals to be "forgotten" and to data portability, and the obligation to make public notification of significant data breaches. Under the GDPR, data protection authorities can impose temporary or definitive bans on data processing and other corrective actions or fines of up to 4% of our total worldwide turnover or up to €20 million under the EU GDPR/£17.5 million under the UK GDPR (in either case, whichever is higher), or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Canada, PIPEDA and various related provincial laws, as well as Canada’s Anti-Spam Legislation ("CASL"), may apply to our operations. We also target customers in Asia and may be subject to new and emerging data privacy regimes, including China’s Personal Information Protection Law ("PIPL").
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
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Certain jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, in the European Economic Area ("EEA") and the UK the GDPR restricts the transfer of personal data to the U.S. and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant organizations based in the U.S. who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the U.S., China, and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.
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
Our operations are subject to various U.S. federal and state health care laws, including fraud and abuse, transparency and other healthcare laws and regulations, and similar laws in other jurisdictions in which we conduct our business. These laws may impact, among other things, our research and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include, but are not limited to the federal Anti-Kickback Statute; federal civil and criminal false claims laws, such as the False Claims Act; HIPAA; federal and state consumer protection and unfair competition laws; the federal transparency requirements under the Physician Payments Sunshine Act ("Sunshine Act"); state and foreign law equivalents of each of these federal laws; and state and foreign laws that require pharmaceutical companies to implement compliance programs. Many of these laws are discussed in detail under "Item 1. Business—Government Regulation—Other U.S. Healthcare Laws and Compliance Requirements" in our Annual Report on Form 10-K filed with the SEC on February 25, 2026.
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
Various initiatives are discussed in detail under "Item 1. Business—Government Regulation—Healthcare Reform" in our Annual Report on Form 10-K filed with the SEC on February 25, 2026. More recently, the OBBBA, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any investigational product that we commercialize.
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
We, and the third parties with which we share our facilities, are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Each of our operations involves the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Each of our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. We could be held liable for any resulting damages in the event of contamination or injury resulting from the use of hazardous materials by us or the third parties with which we share our facilities, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.
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
•trading activity by a limited number of stockholders who together beneficially own a significant portion of our outstanding common stock;
•the size of our market float; and
•any other factors discussed in this report.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many immuno-oncology ("IO") companies. Stock prices of many IO companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.
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
Based upon shares outstanding as of March 31, 2026, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 39.3% of our common stock. In particular, as of March 31, 2026, Gilead owns approximately 25.0% of our outstanding common stock and we have appointed its three designees to our board of directors pursuant to the terms of the Investor Rights Agreement. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
The adoption, modification or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended March 31, 2026, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

Name and Title	Action	Date	Total Shares to be Sold	Expiration Date
Robert C. Goeltz II Chief Financial Officer	Adoption	January 26, 2026	56,163	March 31, 2028
Juan Jaen President	Adoption	February 27, 2026	139,781	June 4, 2027
Jennifer Jarrett Chief Operating Officer	Adoption	January 23, 2026	188,277	November 23, 2026

Item 6. Exhibits.
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018
3.2	Amended and Restated Bylaws	8-K	001-38419	3.1	May 26, 2020
10.1*	Separation Agreement, between the Registrant and Jennifer Jarrett, dated March 20, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
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

ARCUS BIOSCIENCES, INC.

Date:	May 5, 2026	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2026	By:	/s/ Alexander Azoy
Alexander Azoy
Chief Accounting Officer (Principal Accounting Officer)