Form 10-Q
period 2026-06-30
Arcus Biosciences, Inc.
filed 2026-08-05
CIK 1724521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2026, the registrant had 127,333,376 shares of common stock, $0.0001 par value per share, outstanding.

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
•We may rely on trade secrets and proprietary know-how which can be difficult to trace and enforce, and if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
License and development services (Includes $8, $152, $18 and $172 from a related party)	$16	$152	$28	$172
Other collaboration (Includes $25, $8, $30 and $16 from a related party)	25	8	30	16
Total revenues	41	160	58	188

Operating expenses:
Research and development (Includes $2, $11, $2 and $6 from a related party)	113	139	235	261
General and administrative (Includes $—, $2, $— and $2 from a related party)	24	29	53	57
Total operating expenses	137	168	288	318

Loss from operations	(96)	(8)	(230)	(130)

Non-operating income (expense):
Interest and other income, net	8	10	17	21
Interest expense	(3)	(2)	(6)	(3)
Total non-operating income, net	5	8	11	18

Income (loss) before income taxes	(91)	—	(219)	(112)

Income tax expense	—	—	—	—

Net income (loss)	$(91)	$—	$(219)	$(112)

Net income (loss) per share:
Basic	$(0.72)	$—	$(1.74)	$(1.09)
Diluted	$(0.72)	$—	$(1.74)	$(1.09)

Shares used to compute net income (loss) per share:
Basic	126.1	106.1	125.7	102.3
Diluted	126.1	106.5	125.7	102.3
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(91)	$—	$(219)	$(112)
Other comprehensive loss	—	—	(1)	—
Comprehensive income (loss)	$(91)	$—	$(220)	$(112)
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$150	$222
Marketable securities	552	759
Receivable from collaboration partners	36	11
Prepaid expenses and other current assets	18	15
Total current assets	756	1,007

Long-term marketable securities	73	29
Property and equipment, net	36	40
Other noncurrent assets	59	63
Total assets	$924	$1,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ($12 and $24 to a related party)	$34	$42
Deferred revenue ($11 and $35 to a related party)	19	35
Other current liabilities	145	154
Total current liabilities	198	231

Deferred revenue, noncurrent ($19 and $43 to a related party)	37	43
Long-term debt	101	99
Other noncurrent liabilities	124	135

Commitments

Stockholders’ equity:
Common stock and additional paid-in capital: $0.0001 par value per share; 400.0 shares authorized; 127.0 shares in 2026 and 125.3 shares in 2025 issued and outstanding	2,169	2,116
Accumulated deficit	(1,704)	(1,485)
Accumulated other comprehensive loss	(1)	—
Total stockholders’ equity	464	631
Total liabilities and stockholders’ equity	$924	$1,139
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	92.2	$1,617	$(1,132)	$—	$485
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 13, Stockholders' equity)	13.6	142	—	—	142
Issuance of common stock in connection with our equity award programs	0.1	—	—	—	—
Stock-based compensation	—	16	—	—	16
Net loss	—	—	(112)	—	(112)
Balance at March 31, 2025	105.9	1,775	(1,244)	—	531
Issuance of common stock in connection with our equity award programs	0.5	3	—	—	3
Stock-based compensation	—	15	—	—	15
Net income	—	—	—	—	—
Balance at June 30, 2025	106.4	$1,793	$(1,244)	$—	$549

Balance at December 31, 2025	125.3	$2,116	$(1,485)	$—	$631
Issuance of common stock in connection with our equity award programs	0.2	3	—	—	3
Stock-based compensation	—	19	—	—	19
Other comprehensive loss	—	—	—	(1)	(1)
Net loss	—	—	(128)	—	(128)
Balance at March 31, 2026	125.5	2,138	(1,613)	(1)	524
Issuance of common stock in connection with our equity award programs	1.5	16	—	—	16
Stock-based compensation	—	15	—	—	15
Net loss	—	—	(91)	—	(91)
Balance at June 30, 2026	127.0	$2,169	$(1,704)	$(1)	$464
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(219)	$(112)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	34	31
Depreciation and amortization	5	5
Noncash lease expense	4	3
Amortization of discounts on marketable securities	(5)	(7)
Other items, net	2	—
Changes in operating assets and liabilities:
Receivable from collaboration partners ($— and $2 from a related party)	5	5
Other assets	(3)	(1)
Accounts payable (($12) and $13 to a related party)	(8)	11
Deferred revenue (($48) and ($188) to a related party)	(54)	(188)
Other liabilities	(18)	(12)
Net cash used in operating activities	(257)	(265)

Cash flows from investing activities
Purchases of marketable securities	(332)	(514)
Proceeds from maturities of marketable securities	482	615
Proceeds from sales of marketable securities	16	69
Purchases of property and equipment	—	(1)
Net cash provided by investing activities	166	169

Cash flows from financing activities
Proceeds from issuance of common stock ($— and $14 from a related party)	—	142
Proceeds from debt issuances, net	—	49
Proceeds from issuance of common stock pursuant to equity award plans	19	3
Net cash provided by financing activities	19	194
Net increase (decrease) in cash, cash equivalents and restricted cash	(72)	98
Cash, cash equivalents and restricted cash at beginning of period	225	153
Cash, cash equivalents and restricted cash at end of period	$153	$251
See accompanying notes.

ARCUS BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization, liquidity and capital resources
Organization
Arcus Biosciences, Inc. (referred to as "Arcus," "we," "our," "us," or the "Company") is a late clinical-stage biopharmaceutical company focused on developing differentiated molecules for patients with cancer and immunology diseases. Our most advanced molecules are in Phase 3 registrational studies for various cancer indications and we expect our next wave of clinical-stage molecules to come from our immunology programs. Our vision is to leverage our internal small-molecule discovery capabilities to create, develop and commercialize highly differentiated therapies that can have a meaningful impact on patients.
We operate and manage our business as one reportable and operating segment, which is the business of developing and commercializing highly differentiated therapies that have a meaningful impact on patients. See Note 15, Business segment, for more information.
Liquidity and Capital Resources
As of June 30, 2026, we had cash, cash equivalents and marketable securities of $775 million, which we believe will be sufficient to fund our planned operations for a period of at least twelve months following the date of filing of this report.
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
Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future period.
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

In September 2025, the FASB issued ASU 2025-07 — Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This ASU refines the scope of the guidance on derivatives in Topic 815 and clarifies the guidance on share-based payments from a customer in ASC 606. We adopted this standard in 2026 with no significant impact on our Consolidated Financial Statements.
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
Under the Investor Rights Agreement entered into in 2020 and subsequent amendments, Gilead had the right to designate three members of our board of directors and registration rights for shares that it purchases. Gilead previously exercised its rights to appoint all three board members and we have registered all shares purchased to date.
As of June 30, 2026, Gilead held approximately 24.7% of our outstanding common stock.
Collaboration Agreements
In 2020, we entered into the Gilead Collaboration Agreement, which gave Gilead, for an upfront payment of $175 million, an exclusive license to develop and commercialize zimberelimab (the anti-PD-1 program) in certain markets and time-limited options to acquire exclusive licenses to develop and commercialize any of our then-current and future clinical programs arising during the 10-year collaboration term, contingent upon $100 million option continuation payments payable on each of the second, fourth, sixth and eighth anniversaries of the agreement. The collaboration term, which determined the programs to which Gilead obtained options to acquire exclusive licenses to develop and commercialize under the Gilead Collaboration Agreement, ended on July 14, 2026 following Gilead’s decision not to make the option continuation payment due on the sixth anniversary of the agreement.
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
Gilead's option to acquire exclusive licenses to develop and commercialize AB801 (an investigational small molecule AXL inhibitor) and AB598 (an investigational anti-CD39 monoclonal antibody) under the Gilead Collaboration Agreement, will expire after a prescribed period following the achievement of a clinical development milestone in such program and our delivery to Gilead of the requisite data package. Gilead may exercise its option to these programs at any time prior to expiration of the option and will pay us an option fee of $150 million per program.

In 2021, we entered into the First Gilead Collaboration Agreement Amendment pursuant to which Gilead exercised its option to three programs—providing Gilead with exclusive licenses to develop and commercialize domvanalimab and AB308 (collectively, the anti-TIGIT program), etrumadenant (the adenosine receptor antagonist program) and quemliclustat (the CD73 program), in certain markets—for a total payment of $725 million that was received in 2022. The amendment also (i) provided for a slight reduction in the royalties for these three programs, such that Gilead would pay us tiered royalties as a percentage of revenues ranging from the mid-teens to the low twenties; and (ii) removed the $100 million option continuation payment that was otherwise due on the second anniversary of the Gilead Collaboration Agreement. With respect to domvanalimab, we are also eligible to receive up to $500 million in potential U.S. regulatory approval milestones.
Under the First Gilead Collaboration Agreement Amendment, Gilead retains an option right to an oncology research program for which we will lead discovery and early development activities. For this program, Gilead has the right to exercise its option, either (i) upon our completion of certain investigational new drug ("IND")-enabling activities for an option payment of $60 million or (ii) following the achievement of a clinical development milestone for an option payment of $150 million.
In 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities. We received a total upfront payment of $35 million for an initial two research programs in 2023. Gilead’s options to the other two research programs, as amended under the Fourth Gilead Collaboration Agreement Amendment expired in May 2025 and Gilead’s time-limited option rights to AB102 (an investigational MRGPRX2 antagonist) expired in May 2026. Gilead has the right, for our investigational TNF small molecule inhibitor either (i) to exercise its option upon our completion of certain IND-enabling activities for an option payment of $45 million or (ii) to extend its option and exercise it following the achievement of a clinical development milestone for an option payment of $150 million. If Gilead exercises its option at the earlier time point, we would be eligible to receive up to $375 million in regulatory and commercial milestone payments as well as tiered royalties. If Gilead exercises its option at the later time point, the parties would have rights to co-develop and share global development costs and to co-promote and share profits in the U.S. for that program.
In 2024, we entered into the Third Gilead Collaboration Agreement Amendment. The Third Gilead Collaboration Agreement Amendment, among other things, (i) required Gilead to pay the $100 million option continuation payment due on the fourth anniversary of the Gilead Collaboration Agreement, which was received in 2024, (ii) provides that we will operationalize and fund the Phase 3 PRISM-1 study evaluating quemliclustat in pancreatic cancer subject to Gilead's right to reinstate the study as part of the parties' joint development activities upon regulatory approval, (iii) provides that we will solely fund our share of the phase 3 PACIFIC-8 study, subject to Gilead’s right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program upon regulatory approval, and (iv) provides that we will fund certain other activities. All other terms of the existing collaboration agreements remain unchanged.
As of June 30, 2026, Gilead has licenses to domvanalimab, AB308, quemliclustat and zimberelimab. In the second quarter 2025, Gilead returned its license to the adenosine receptor antagonist program, which includes etrumadenant. After July 14, 2026, Gilead will maintain its existing time-limited options to our AXL program (including AB801), our CD39 program (including AB598), our TNF program and the oncology research program under the First Gilead Collaboration Agreement.
Under the Gilead Agreements, we recognized revenue for the three and six months ended June 30, 2026, of $33 million and $48 million, respectively, and for the three and six months ended June 30, 2025, of $160 million and $188 million, respectively. For a more detailed discussion, see Note 5, Revenues.
We recognized net expense to Gilead for the three and six months ended June 30, 2026, of $2 million and $2 million, respectively, and for the three and six months ended June 30, 2025, of $13 million and $8 million, respectively. Expenses and reimbursements from Gilead are recognized in Operating expense, allocated between Research and Development ("R&D") and General and Administrative ("G&A") in our Condensed Consolidated Statements of Operations based upon the activity that generated the expense or reimbursement.
We had net payables to Gilead at June 30, 2026 and December 31, 2025, of $12 million and $24 million, respectively, recorded in Accounts payable on our Condensed Consolidated Balance Sheets.

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
Gilead Collaboration
See Note 3, Related party - Gilead Sciences, Inc., for more information.
Taiho Collaboration
In 2017, we entered into an agreement with Taiho Pharmaceutical Co., Ltd. ("Taiho" and the "Taiho Agreement") pursuant to which Taiho obtained an exclusive option to in-license development and commercialization rights to programs for Japan and certain other Asian countries, excluding China (the "Taiho Territory") for which IND-enabling studies had begun during a five-year term which ended in September 2022, for an upfront payment of $35 million.
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
In 2022, Taiho opted to participate in two global Phase 3 trials of domvanalimab and zimberelimab combinations, STAR-121 and STAR-221, and in 2024, Taiho opted to participate in the global Phase 3 trial of quemliclustat, PRISM-1. For each of these trials, Taiho became obligated to reimburse us for their portion of the global trial costs, and to make milestone payments contingent upon successfully satisfying the related clinical milestones. The clinical milestones were met: for domvanalimab and zimberelimab for the STAR-221 trial in 2023, and Taiho became obligated to pay us $28 million; domvanalimab and zimberelimab for the STAR-121 trial in 2024, and Taiho became obligated to pay us $26 million; and for quemliclustat for the PRISM-1 trial in the first quarter 2025, and Taiho became obligated to make milestone payments totaling $19 million. All the milestone payments due have been fully received. In the fourth quarter 2025, Taiho exercised its option for HIF-2α inhibitor program (including casdatifan) for the Taiho Territory, for an option payment of $15 million. We and Taiho concurrently entered into an amendment (the "Second Amendment") where we will lead development for two indications for casdatifan in Japan and be responsible for the global study costs and we may also be eligible to receive: (i) clinical and regulatory milestones of up to $172 million of which Taiho became obligated to pay us $30 million in the second quarter 2026 upon the achievement of a clinical milestone; (ii) commercial milestone payments of up to $145 million upon the achievement of certain sales thresholds in the Taiho Territory; and (iii) royalties ranging from high single-digits to mid-teens on net sales of the licensed product in the Taiho Territory. Due to the nature of these arrangements, a portion of these upfront and clinical milestones were determined to be advance cost sharing payments for Taiho's share of the related global study R&D costs under the collaboration and are deferred and recognized as a reduction in R&D expense as the related global studies are performed, calculated as an estimated percentage of completion based on the estimated total effort for the programs. See Note 5, Revenues, for more information.

As of June 30, 2026, Taiho has licenses for the Taiho Territory to (i) HIF-2α inhibitor program (including casdatifan); (ii) anti-TIGIT program (including domvanalimab and AB308); (iii) anti-PD-1 program (including zimberelimab); (iv) CD73 program (including quemliclustat); and (v) adenosine receptor antagonist program (including etrumadenant).
We recognized net reimbursements, including amortization of advance cost share payments, under this arrangement for the three and six months ended June 30, 2026, of $6 million and $12 million, respectively, and for the three and six months ended June 30, 2025, of $8 million and $17 million, respectively. These net reimbursements are recognized as a reduction of R&D expense in our Condensed Consolidated Statements of Operations.
We had net receivables under this arrangement at June 30, 2026 and December 31, 2025, of $36 million and $10 million, respectively, recorded in Receivable from collaboration partners on our Condensed Consolidated Balance Sheets. For a detailed discussion, see Note 5, Revenues for more information.
We had liabilities related to certain advance cost sharing payments under this arrangement at June 30, 2026 and December 31, 2025, of $35 million and $44 million, respectively, recorded in Other liabilities, allocated between current and noncurrent based on the expected timing of future recognition.
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
We recognized expenses under this arrangement for the three and six months ended June 30, 2026, of $4 million and $9 million, respectively, and for the three and six months ended June 30, 2025, of $4 million and $8 million, respectively. These expenses are recognized as R&D expense in our Condensed Consolidated Statements of Operations.
We had liabilities under this arrangement, including the first milestone at June 30, 2026 and December 31, 2025, of $22 million and $12 million, respectively, recorded in Other current liabilities and Other noncurrent liabilities on our Condensed Consolidated Balance Sheets based on the expected timing of payment.
WuXi Biologics License - anti-PD-1
In 2017, we entered into an agreement with WuXi Biologics Ireland Limited ("WuXi Biologics") which, as amended, provides us with exclusive rights to (i) develop, use and manufacture products that include an anti-PD-1 antibody, including zimberelimab, worldwide and (ii) commercialize any such products worldwide, except in Greater China. As of June 30, 2026, under this arrangement, we may incur (i) additional regulatory milestone payments of up to $50 million and commercialization milestone payments of up to $375 million, (ii) tiered royalties that range from the high single-digits to low teens on net sales of the licensed products and (iii) fees related to any sublicenses.
We did not have any milestones or royalties due under this arrangement for the three and six months ended June 30, 2026 and 2025.
WuXi Biologics License - anti-CD39
In 2020, we entered into an agreement with WuXi Biologics, under which we obtained the exclusive worldwide license to develop and commercialize anti-CD39 antibodies discovered under this arrangement. As of June 30, 2026, under this arrangement we may incur additional clinical and regulatory milestone payments of up to $14 million and royalty payments in the low single digits on net sales of the licensed products.

We did not have any milestones or royalties due under this arrangement for the three and six months ended June 30, 2026 and 2025.
Abmuno License
In 2016, we entered into an agreement (the "Abmuno Agreement") with Abmuno Therapeutics LLC ("Abmuno"), under which we obtained the exclusive worldwide license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. As of June 30, 2026, under this arrangement we may incur additional clinical, regulatory and commercialization milestone payments of up to $88 million.
We did not have any milestones or royalties due under this arrangement for the three and six months ended June 30, 2026 and 2025.
Note 5. Revenues
The following table summarizes our revenues by collaboration, category of revenue, and the method of recognition (in millions):

			Three Months Ended June 30,		Six Months Ended June 30,
	Over time	Point in time	2026	2025	2026	2025
Gilead Collaboration
License and development services	*		$8	$152	$15	$172
R&D services	*		4	2	6	5
Access rights	*		21	6	24	11
Other		*	—	—	3	—
Taiho Collaboration
License and development services	*		4	—	6	—
License		*	4	—	4	—
Total revenues			$41	$160	$58	$188

Total revenues from collaborations			$8	$152	$18	$172
Total revenues from a customer			$33	$8	$40	$16
Revenues from Gilead accounted for 80% and 100% of Total revenues for the three months ended June 30, 2026 and 2025, respectively and 83% and 100% of Total revenues for the six months ended June 30, 2026 and 2025, respectively.
The following table summarizes the revenue recognized as a result of changes in the deferred revenue balance (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized from amounts in deferred revenue at the beginning of the period	$35	$160	$52	$188
We had $56 million and $78 million of deferred revenue remaining on our Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, respectively, allocated between current and noncurrent based on the expected timing of future recognition.

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
For the three and six months ended June 30, 2026, we recognized revenue of $8 million and $15 million, respectively. For the three and six months ended June 30, 2025, we recognized revenue of $152 million and $172 million, respectively, (including the cumulative catch-up due to Gilead's termination of its rights to etrumadenant). This was recognized within License and development services revenue in our Condensed Consolidated Statements of Operations.
Access Rights and Option Continuation Periods
Under the Gilead Collaboration Agreement entered into in 2020 and related amendments, Gilead has exclusive access to our current programs as well as any future programs for a period of ten years, contingent upon option continuation payments totaling $300 million, consisting of a $100 million payment on each of the fourth (paid in third quarter 2024), sixth, and eighth anniversaries of the Gilead Collaboration Agreement. Following Gilead’s decision not to make the option continuation payment due on the sixth anniversary, on July 14, 2026, Gilead has lost rights to access and obtain licenses to the programs arising from our R&D pipeline. For a more detailed discussion on time-limited options that Gilead retains, see Note 3, Related party - Gilead Sciences, Inc., for more information.
The standalone selling price of the ongoing R&D pipeline access and the option continuation material rights were determined using an expected cost-plus margin approach, with the option continuation material rights probability-adjusted for the likelihood of exercise. We use a time-elapsed input method to measure progress toward satisfying the access rights performance obligation, which is the method we believe most faithfully depicts our performance in transferring the promised services during the time period in which Gilead has access to our R&D pipeline. Accordingly, the revenue allocated to the initial four-year access rights performance obligation was recognized using this input method over the remaining period through July 2024, and for the fourth anniversary access rights continuation, over the two-year period ending July 2026. For the option continuation material rights, following Gilead's decision in April 2026 not to make the continuation payment, we recognized within Other collaboration revenue the $18 million allocated to those material rights.
For the three and six months ended June 30, 2026, we recognized revenue of $21 million and $24 million, respectively. For the three and six months ended June 30, 2025, we recognized revenue of $5 million and $11 million, respectively. This was recognized within Other collaboration revenue in our Condensed Consolidated Statements of Operations.
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
For the six months ended June 30, 2026, we recognized revenue of $3 million within License and development services revenue in our Condensed Consolidated Statements of Operations. As of June 30, 2026, we had $14 million of deferred revenue on our Condensed Consolidated Balance Sheet related to these performance obligations.
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
We determined that we had two separate distinct performance obligations to perform R&D services for Gilead related to discovery and early development activities for each research program for which they have made an upfront payment and, at the amendment closing date, we allocated the transaction price of $35 million equally to the two performance obligations created by this amendment based upon the respective standalone selling prices. The standalone selling prices of these obligations were determined using an expected cost-plus margin approach. We recognize the amounts allocated to these services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program. The options to acquire additional licenses or services did not result in additional performance obligations because they did not provide a material right at contract inception, primarily due to the very early stages of the programs. Gilead’s time-limited option rights to AB102 (an investigational MRGPRX2 antagonist) expired in the second quarter 2026 and the performance obligation was satisfied.
For the three and six months ended June 30, 2026, we recognized revenue of $4 million and $6 million, respectively. For the three and six months ended June 30, 2025, we recognized revenue of $3 million and $5 million, respectively. This was recognized within Other collaboration revenue in our Condensed Consolidated Statements of Operations.
Revenue from the Taiho Collaboration
Casdatifan
In the fourth quarter 2025, Taiho exercised its option under the collaboration arrangement and obtained an exclusive license to casdatifan (the HIF-2α inhibitor) for the Taiho Territory and concurrently entered into the Second Amendment whereby we will lead development for two indications in Japan including the global Phase 3 trial of casdatifan, PEAK-1. In exchange, Taiho made an option exercise payment of $15 million, which was received in fourth quarter 2025, and in the second quarter 2026, Taiho became obligated to pay us $30 million upon the achievement of a clinical milestone. We determined that the option exercise and amendment represented a single contract under which we have two separate distinct performance obligations, a license with a customer and R&D services for a collaborative partner related to the global study activities.

The following table summarizes the allocation of the initial transaction price of $15 million to the performance obligations (in millions):

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
The $30 million clinical milestone which Taiho became obligated to pay us in the second quarter 2026 upon the achievement of a clinical milestone for PEAK-1 was allocated to the two separate distinct performance obligations based on the original relative standalone selling prices and we recognize the amounts allocated as the as the amounts become unconstrained and as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for each performance obligation. Amounts allocated to each performance obligation are recognized within: (i) License and development services revenue for the license performance obligation; and (ii) R&D expense reimbursements for the R&D services obligation, in our Condensed Consolidated Statements of Operations.
For the three and six months ended June 30, 2026, we recognized revenue of $2 million, within License and development services revenue in our Condensed Consolidated Statements of Operations related to casdatifan.
Other
For the three and six months ended June 30, 2026, we recognized revenue of $6 million and $8 million, respectively, within License and development services revenue in our Condensed Consolidated Statements of Operations related to programs optioned by Taiho.
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
We did not record a provision for income taxes for the three and six months ended June 30, 2026 and 2025 because of forecasted full year net operating losses ("NOLs"), which consider the timing of recognition of deferred revenue for tax purposes and the effects of the option to capitalize and amortize U.S. R&D expenses as allowed by the One Big Beautiful Bill Act of 2025 ("OBBBA"), which was enacted on July 4, 2025. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on our deferred tax assets and state income taxes.
As of June 30, 2026 and December 31, 2025, we have provided a valuation allowance against U.S. federal and state deferred tax assets. We continue to evaluate the realizability of deferred tax assets and the related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination.
We recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties.
We are currently under U.S. Internal Revenue Service ("IRS") examination for the tax year ended December 31, 2023. We believe that an adequate provision has been made for any adjustments that may result from the tax examination. We are subject to taxation in the U.S. and in Australia. Due to NOLs and research credit carryforwards, all of our tax years, from 2015 to 2025, remain open to U.S. federal and California state tax examinations. In addition, our fiscal years from 2021 to 2025 are open to examination in Australia.
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
The computations for basic and diluted EPS were as follows (in millions, except per-share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) (Numerator):
Net income (loss)	$(91)	$—	$(219)	$(112)

Weighted-average shares (Denominator):
Outstanding	126.1	106.1	125.7	102.3
Effect of dilutive securities	—	0.4	—	—
Weighted-average shares for diluted EPS	126.1	106.5	125.7	102.3

Net income (loss) per share - Basic	$(0.72)	$—	$(1.74)	$(1.09)
Net income (loss) per share - Diluted	$(0.72)	$—	$(1.74)	$(1.09)
The following table summarizes potentially dilutive securities excluded from the computation of diluted net loss per share calculations because they would have been antidilutive (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock options issued and outstanding	17.4	17.0	17.4	17.7
Restricted stock units issued	4.3	3.9	4.3	4.0
Employee stock purchase plan shares	0.3	0.2	0.3	0.2
Total potentially dilutive securities	22.0	21.1	22.0	21.9
We have also excluded from the calculation at June 30, 2025 the effect of Gilead’s right to purchase additional shares of our common stock, which expired in July 2025, as these rights had no intrinsic value.
Note 8. Stock-based compensation
Stock-based Compensation Expense
The following table reflects the components of stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$9	$8	$18	$16
General and administrative	6	7	16	15
Total stock-based compensation	$15	$15	$34	$31

Note 9. Cash, cash equivalents and marketable securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the fair value of our cash, cash equivalents and marketable securities, all of which are considered available for sale, by type of securities (in millions):

Types of securities as of June 30, 2026	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$138	$—	$—	$138
U.S. treasury securities	222	—	—	222
Corporate securities and commercial paper	407	—	(1)	406
Certificate of deposit	9	—	—	9
Total cash, cash equivalents and marketable securities	$776	$—	$(1)	$775

Types of securities as of December 31, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$155	$—	$—	$155
U.S. treasury securities	359	—	—	359
Corporate securities and commercial paper	487	—	—	487
Certificate of deposit	9	—	—	9
Total cash, cash equivalents and marketable securities	$1,010	$—	$—	$1,010
The following table summarizes the fair values of our cash, cash equivalents and marketable securities by location in the Condensed Consolidated Balance Sheets and contractual maturity (in millions):

Location in Condensed Consolidated Balance Sheets	Contractual Maturity	June 30, 2026	December 31, 2025
Cash and cash equivalents	—	$150	$222
Marketable securities	Within one year	552	759
Long-term marketable securities	Between one and three years	73	29
Total cash, cash equivalents and marketable securities		$775	$1,010
Realized gains or losses recognized on the sale of available-for-sale marketable securities were not material for the three and six months ended June 30, 2026 and 2025 and are included in Interest and other income, net, in the Condensed Consolidated Statements of Operations. The cost of a security sold is determined using the specific-identification method.
We limit the credit risk associated with our investments by placing them with banks and institutions we believe are highly creditworthy and investing in highly rated investments. We held a total of 120 and 31 positions in securities which were in unrealized loss positions as of June 30, 2026 and December 31, 2025, respectively. We do not intend to sell our securities with unrealized loss positions and have concluded we will not be required to sell the securities before recovery of the amortized cost for the investment at maturity. No credit related losses have been recognized for any of the periods presented.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the total shown in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of June 30,
	2026	2025
Cash and cash equivalents	$150	$248
Restricted cash (included in Other noncurrent assets)	3	3
Total cash, cash equivalents and restricted cash	$153	$251
Restricted cash at June 30, 2026 and 2025 represents cash balances held as security in connection with our facility lease agreements.

Note 10. Condensed consolidated balance sheet components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Prepaid expenses and other assets	$13	$10
Accrued interest receivable	5	5
Total prepaid expenses and other current assets	$18	$15
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Accrued research and development	$98	$89
Accrued personnel expenses	21	33
Income taxes payable	1	1
Current portion of lease liabilities	13	13
Other	12	18
Total other current liabilities	$145	$154
Note 11. Long-term debt
The following table summarizes our borrowings (in millions):

	June 30, 2026	December 31, 2025
Long-term debt (Contractual maturity 2030)	$100	$100
Unamortized discounts, issuance costs, charges and payment-in-kind interest, net	1	(1)
Total long-term debt	$101	$99
In 2024, we entered into a loan and security agreement with Hercules which we subsequently amended in the fourth quarter 2025 (the "Hercules Agreement"). Under the Hercules Agreement, Hercules agreed to lend us up to $250 million in term loans in various tranches subject to minimum draw requirements. At closing, we drew $50 million and we drew an additional $50 million in the second quarter 2025. The remaining $150 million is available as follows: (i) $50 million will be available upon the achievement of certain Biologics License Application ("BLA") enabling clinical milestones related to our ongoing Phase 3 studies, drawable through the earlier of March 15, 2028 or 90 days following the achievement of the applicable milestone; (ii) $50 million will be available upon the FDA's approval of a BLA or New Drug Application ("NDA") for an Arcus investigational product, drawable through the earlier of December 15, 2028 or 90 days following such approval; and (iii) $50 million remains available through the loan's maturity date, subject to lender approval. Any amounts from future expired tranches that were not drawn will remain available through the loan's maturity date, subject to lender approval and the achievement of any milestones associated with the original tranches.
During the three and six months ended June 30, 2026, we recognized $3 million and $7 million of interest expense, respectively. During the three and six months ended June 30, 2025, we recognized $1 million and $3 million of interest expense, respectively. The effective interest rate of the debt, including amortization of the debt discount and issuance costs and payment-in-kind interest, was 12.85% commencing with the modification which occurred in the fourth quarter 2025, compared to 13.08% commencing the second quarter 2025 and 13.39% for all periods prior to the second quarter 2025.

Note 12. Leases
The following table summarizes our cash and non-cash information related to our operating leases (in millions):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities	$9	$9
As of June 30, 2026 and December 31, 2025, we have provided deposits for letters of credit totaling $3 million to secure our obligations under our leases, which are included in Other noncurrent assets on the Condensed Consolidated Balance Sheets.
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

The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

Fair value measurement as of June 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$138	$—	$—	$138
U.S. treasury securities	—	222	—	222
Corporate securities and commercial paper	—	406	—	406
Certificate of deposit	—	9	—	9
Total assets measured at fair value	$138	$637	$—	$775

Fair value measurement as of December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$155	$—	$—	$155
U.S. treasury securities	—	359	—	359
Corporate securities and commercial paper	—	487	—	487
Certificate of deposit	—	9	—	9
Total assets measured at fair value	$155	$855	$—	$1,010
Long-term debt
We determine the fair value of our long-term debt, for disclosure purposes only, based on other inputs that are observable, and thus categorized as Level 2 in the fair value hierarchy. As of June 30, 2026 and December 31, 2025, the estimated fair value of our long-term debt approximated the carrying amount.
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
The table below is a summary of the segment net loss, including significant segment expenses (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	41	160	58	188
Adjusted for expense (income):
Late-stage development programs (1)	51	74	111	129
Early-stage development and preclinical programs (2)	21	38	39	80
Compensation and personnel costs	58	61	129	128
Depreciation and amortization	2	2	5	5
Interest income, net	(5)	(8)	(11)	(18)
Other segment items (3)	22	26	40	47
Partnership reimbursements	(17)	(33)	(36)	(71)
Segment net income (loss) and Consolidated net income (loss)	$(91)	$—	$(219)	$(112)
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
Total segment assets at June 30, 2026 and 2025 were $0.9 billion and $1.1 billion, respectively.

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
We intend to use our website www.arcusbio.com as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on the company’s website under the heading "Investors & Media." Accordingly, investors should monitor such portions of the company’s website, in addition to following the company’s press releases, SEC filings and public conference calls and webcasts (if any). The information contained on, or that may be accessed through our website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

Overview
We are a late clinical-stage biopharmaceutical company focused on developing differentiated molecules for patients with cancer and immunology diseases. Our most advanced molecules are in Phase 3 registrational studies for various cancer indications and we expect our next wave of clinical-stage molecules to come from our immunology programs. Our vision is to leverage our internal small-molecule discovery capabilities to create, develop and commercialize highly differentiated therapies that can have a meaningful impact on patients.
Our Clinical Product Portfolio
The following chart summarizes our current clinical and late pre-clinical stage portfolio:

| Program | Study | Pre-Clinical / Phase 1/1b / Phase 2 / Phase 3 |
|---|---|---|
| **ONCOLOGY** | | |
| **CASDATIFAN (CAS)*** *HIF-2α INHIBITOR SMALL-MOLECULE* | PEAK-1 | Post-IO Kidney Cancer (ccRCC) |
| | ARC-20 | 1L, 2L+ Kidney Cancer (ccRCC) |
| **QUEMLICLUSTAT (QUEMLI)†** *CD73 INHIBITOR SMALL-MOLECULE* | PRISM-1 | 1L Pancreatic Cancer |
| **IMMUNOLOGY** | | |
| **AB102** *MRGPRX2 SMALL-MOLECULE ANTAGONIST* | | Healthy Volunteers<br>Potential Indications: Atopic Dermatitis, Chronic Spontaneous Urticaria |
| **TNF‡** *SMALL-MOLECULE INHIBITOR* | | Potential Indications: Rheumatoid Arthritis, Psoriasis, Inflammatory Bowel Disease |
| **CCR6** *SMALL-MOLECULE ANTAGONIST* | | Potential Indications: Psoriasis |
| **STAT6** *SMALL-MOLECULE ANTAGONIST* | | Atopic Dermatitis & Asthma |
| **ANTI-CD89** *MONOCLONAL ANTIBODY* | | Potential Indications: Rheumatoid Arthritis |
| **CD40L** *SMALL-MOLECULE INHIBITOR* | | Potential Indications: Multiple Sclerosis, Systemic Lupus Erythematosus |

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

Significant Developments
The following is a summary of the recent significant developments affecting our business:
Corporate Developments
•As announced in April 2026, Gilead’s option rights under the Gilead Collaboration Agreement entered into in 2020, as amended, ended on July 14, 2026, following Gilead’s decision not to make the option continuation payment. Accordingly, Gilead does not have option rights to additional programs in our early-stage pipeline, including the CCR6, CD89 and CD40L programs, but maintains time-limited options to programs including AB801 (an investigational small molecule AXL inhibitor), AB598 (an investigational anti-CD39 monoclonal antibody) and an investigational TNF small molecule inhibitor. Gilead’s time-limited option rights to AB102 (an investigational MRGPRX2 antagonist) have also expired.
HIF-2α Program (casdatifan)
•In June 2026, we announced a clinical trial collaboration and supply agreement with Bristol Myers Squibb ("BMS"). Under the agreement, we will supply casdatifan, our investigational small-molecule HIF-2α inhibitor, to be evaluated as part of the BMS-sponsored Phase 1/2 ROSETTA RCC-208 clinical trial. This trial evaluates pumitamig (BNT327/BMS986545), an investigational PD-L1/VEGF-A bispecific antibody, being jointly developed by BioNTech and BMS, alone or in combination with other potential treatment options in advanced renal cell carcinoma ("RCC").
•In July 2026, we announced a clinical trial collaboration with Summit Therapeutics. Under the agreement, a new cohort in the ARC-20 platform study will evaluate casdatifan with ivonescimab, an investigational PD-1/VEGF bispecific antibody, in first-line clear cell renal cell carcinoma ("ccRCC").
•In July 2026, we announced a clinical supply agreement with AVEO Oncology, an LG Chem company. Under the agreement, AVEO will supply its vascular endothelial growth factor receptor ("VEGFR") tyrosine kinase inhibitor ("TKI") tivozanib (FOTIVDA®) to be evaluated in combination with casdatifan as part of a new ARC-20 cohort in patients with advanced ccRCC previously treated with belzutifan.
TIGIT Program (domvanalimab)
•In April 2026, we announced the discontinuation of the Phase 3 STAR-121 study due to futility, and in August 2026, we announced the discontinuation of the Phase 3 PACIFIC-8 study. STAR-121 evaluated domvanalimab plus the anti-PD-1 antibody zimberelimab and chemotherapy versus pembrolizumab plus chemotherapy as a first-line treatment for metastatic NSCLC. PACIFIC-8 evaluated domvanalimab in combination with durvalumab versus durvalumab alone in patients with PD-L1 positive, Stage III unresectable NSCLC.
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
The level of our future R&D investment will depend on a number of factors and uncertainties including the breadth of our clinical programs, the outcome of our efforts, and our collaboration activities. We expect R&D expenses to continue to decline in the near term relative to what we have incurred as we wind down studies related to domvanalimab. Streamlining initiatives we have undertaken across our R&D operations in connection with this wind-down, together with efficiencies we are pursuing across our programs outside the Gilead collaboration, are expected to further reduce costs. These decreases will be partially offset by our increased investment in the development of casdatifan and advancement of our small-molecule immunology programs. We solely own casdatifan and lead its global development and commercialization, working with strategic partners in certain regions. As we advance our clinical-stage programs, including casdatifan, and prepare to seek regulatory approval, we may need to expand our late-stage development and commercial capabilities, which will require increased investment.
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

Results of Operations
The following table summarizes our results of operations (in millions):

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025		2026	2025
Revenues:
License and development services	$16	$152	(89)%	$28	$172	(84)%
Other collaboration	25	8	213%	30	16	88%
Total revenues	41	160	(74)%	58	188	(69)%
Operating expenses:
Research and development	113	139	(19)%	235	261	(10)%
General and administrative	24	29	(17)%	53	57	(7)%
Total operating expenses	137	168	(18)%	288	318	(9)%
Loss from operations	(96)	(8)	*	(230)	(130)	77%
Non-operating income, net	5	8	(38)%	11	18	(39)%
Loss before income taxes	(91)	—	*	(219)	(112)	96%
Income tax expense	—	—	*	—	—	*
Net loss	$(91)	$—	*	$(219)	$(112)	96%
*Not meaningful
Total Revenues
The decrease in Total revenues for the three months ended June 30, 2026 was primarily driven by the cumulative catch-up from license and development services revenue of $143 million in 2025 due to Gilead's return of its license to the etrumadenant program, partially offset by: (i) an increase in access rights revenues recognized in the second quarter 2026 related to the expiration of Gilead's option rights; and (ii) increased revenues related to programs optioned under the Taiho Collaboration Agreement.
The decrease in Total revenues for the six months ended June 30, 2026 was primarily driven by the cumulative catch-up from license and development services revenue of $143 million in 2025 due to Gilead's return of its license to the etrumadenant program, partially offset by: (i) an increase in access rights revenues recognized in the second quarter 2026 related to the expiration of Gilead's option rights; and (ii) increased revenues related to programs optioned under the Taiho Collaboration Agreement.
See Note 5, Revenues, to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the amount and timing of revenues recognized from our license and collaboration agreements.

Research and Development Expenses
We group all of our R&D activities and the related expenditures into categories as described below:

Included as of June 30, 2026
Category	Description	Program Level Expenses	Key Clinical Trials
Late-stage development programs
R&D expenses incurred related to a Phase 3 clinical program intended to result in registration of a new product. This includes all unallocated program-level expense not directly attributable to a specific clinical trial once the related program enters into one or more Phase 3 clinical trials.
		casdatifan* quemliclustat domvanalimab zimberelimab	PEAK-1 PRISM-1 PACIFIC-8** STAR-121** STAR-221** ARC-10**
Early-stage development and preclinical programs	R&D expenses incurred for activities ranging from early-stage development and preclinical to Phase 2 clinical trials. This includes all unallocated program-level expense not directly attributable to a specific clinical trial unless the related program has entered into one or more Phase 3 clinical trials.	casdatifan* etrumadenant AB598 AB801	ARC-20 ARC-25 ARC-27 Other***
Compensation and personnel costs	Internal costs, such as salaries, non-cash stock-based compensation, and other personnel expenses for our R&D employees that are not allocated to specific programs or trials.	—	—
Other costs	Facilities, depreciation, and other external costs that are not recorded at the investigational product level.	—	—
Partnership reimbursements	Reimbursements from our collaboration partners for shared costs incurred by us and recognized as a reduction in R&D expense.	—	—
*    Casdatifan moved from early-stage development and preclinical to a late-stage development program in the third quarter 2025.
**    Study discontinued or substantially completed.
***    Other includes ARC-7, ARC-8, ARC-9, ARC-26, EDGE-Gastric, EDGE-Lung, eVOLVE, STELLAR-009, VELOCITY-HNSCC, and VELOCITY-LUNG. These studies have been discontinued or substantially completed.
The following table summarizes our R&D expenses by category (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
Category	2026	2025	Change	2026	2025	Change
Late-stage development programs	$51	$74	(31)%	$111	$129	(14)%
Early-stage development and preclinical programs	21	38	(45)%	39	80	(51)%
Compensation and personnel costs	44	45	(2)%	95	94	1%
Other costs	14	15	(7)%	26	29	(10)%
Partnership reimbursements	(17)	(33)	(48)%	(36)	(71)	(49)%
Total research and development	$113	$139	(19)%	$235	$261	(10)%

The decrease in R&D expenses for the three months ended June 30, 2026 was primarily due to: (i) late-stage development activities decreasing primarily due to the wind down of Phase 3 studies related to domvanalimab and the completion of enrollment of PRISM-1, partially offset by increasing activities in our Phase 3 studies for casdatifan; (ii) early-stage development activities decreasing primarily due to the wind down of Phase 2 studies related to domvanalimab and lower Phase 2 study costs for casdatifan; partially offset by (iii) partnership reimbursements decreasing, primarily due to Gilead-led activities representing a larger share of total joint development costs and a shift towards programs fully funded by us.

The decrease in R&D expenses for the six months ended June 30, 2026 was primarily due to: (i) late-stage development activities decreasing primarily due to the wind down of Phase 3 studies related to domvanalimab, partially offset by increasing activities in our Phase 3 studies for casdatifan; (ii) early-stage development activities decreasing primarily due to the wind down of Phase 2 studies related to domvanalimab and lower Phase 2 study costs for casdatifan; partially offset by (iii) partnership reimbursements decreasing, primarily due to Gilead-led activities representing a larger share of total joint development costs and a shift towards programs fully funded by us.
R&D expense by quarter may fluctuate due to the timing of clinical manufacturing and standard-of-care therapeutic purchases with a corresponding impact on reimbursements.
We expect R&D expenses to continue to decline in the near term relative to what we have incurred as we wind down studies related to domvanalimab. Streamlining initiatives we have undertaken across our R&D operations in connection with this wind-down, together with efficiencies we are pursuing across our programs outside the Gilead collaboration, are expected to further reduce costs. These decreases will be partially offset by our increased investment in the development of casdatifan and advancement of our small-molecule immunology programs.
General and Administrative Expenses
The decrease in G&A expenses for the three months ended June 30, 2026, was primarily due to streamlining initiatives we have undertaken across our operations.
The decrease in G&A expenses for the six months ended June 30, 2026, was primarily due to streamlining initiatives we have undertaken across our operations.
Non-Operating Income, net
The decrease in Non-operating income, net for the three months ended June 30, 2026, was primarily due to: lower yields and a lower average balance for our investment portfolio; and higher interest expense on our long-term debt due to the additional drawdown under our agreement with Hercules at the end of the second quarter 2025.
The decrease in Non-operating income, net for the six months ended June 30, 2026, was primarily due to: lower yields and a lower average balance for our investment portfolio; and higher interest expense on our long-term debt due to the additional drawdown under our agreement with Hercules at the end of the second quarter 2025.
Income Tax Expense
There was no Income tax expense for the three and six months ended June 30, 2026 or 2025 due to forecasted full year NOLs. We are currently under U.S. IRS examination for the 2023 tax year. We do not expect the examination to have a material impact on our liquidity, capital resources, or results of operations; however, the examination remains ongoing and the ultimate outcome cannot be predicted with certainty.
Liquidity and Capital Resources
Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury and agency obligations, investments in corporate securities and certificates of deposit. Based on our existing business plan, we believe that our cash, cash equivalents, and marketable securities as of June 30, 2026 will be sufficient to fund our planned level of operations until at least the second half of 2028.
Sources of Liquidity
To date, we have financed our operations primarily from the sale of our equity securities, upfront or milestone payments from our research, collaboration and license agreements with our strategic partners, including Gilead and Taiho, and debt financing. We will need substantial additional funding to support our continuing operations and pursue our development strategy. Until such time that we can generate significant revenue from sales of our investigational products, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including existing or potential collaborations with other companies or other strategic transactions. See "Item 1A. Risk Factors" for a discussion of the factors that could impact our liquidity.
We have entered into an equity distribution agreement pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200 million.
We have a $250 million term loan facility with Hercules. Under this facility, $100 million has been drawn. Additional tranches totaling $150 million will be available to support strategic initiatives, subject to the achievement of certain clinical and regulatory milestones or lender approval. See Note 11, Long-term debt, in Part I, Item 1, to our Condensed Consolidated Financial Statements for further discussion.

In 2025, we issued, through two underwritten offerings, 29.4 million shares of our common stock for total gross proceeds of approximately $438 million, before deducting underwriting discounts, commissions and offering expenses.
Cash Flows
The following table summarizes our cash flow activities for each of the periods presented below (in millions):

	Six Months Ended June 30,
Net cash provided by (used in):	2026	2025
Operating activities	$(257)	$(265)
Investing activities	$166	$169
Financing activities	$19	$194
Operating Activities
Net cash used in operating activities was $257 million for the six months ended June 30, 2026 compared to $265 million for the same period in the prior year. The change in operating cash flows is primarily due to the timing of receipts from Taiho for development milestones.
Investing Activities
Cash provided by investing activities for the six months ended June 30, 2026 was primarily due to net proceeds from marketable securities of $166 million.
Cash provided by investing activities for the six months ended June 30, 2025 was primarily due to net proceeds from marketable securities of $170 million.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2026 was due to proceeds of $19 million for stock issued under our equity award plans.
Cash provided by financing activities for the six months ended June 30, 2025 was due to net proceeds of $142 million from issuance of our common stock under the February 2025 underwritten offering and $49 million from our borrowings under the Hercules Agreement.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations outside the ordinary course of business during the three months ended June 30, 2026, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale, nor have we ever generated any revenue from product sales. Our revenues to date have been primarily from upfront and milestone payments, R&D support and clinical materials reimbursement from our strategic partners. For the six months ended June 30, 2026 and year ended December 31, 2025, we had net losses of $219 million and $353 million, respectively. As of June 30, 2026, we had an accumulated deficit of $1.7 billion. While we may receive income from year to year under the Gilead Agreements and the Taiho Agreement, we generally expect to incur substantial and increasing levels of operating losses over the next several years and for the foreseeable future as we advance our investigational products. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
As of June 30, 2026, we had $775 million of cash, cash equivalents and marketable securities, which we believe will be sufficient to provide funding until at least the second half of 2028. This is based on disciplined prioritization of our resources to these programs. For example, we have paused further development for etrumadenant in third-line metastatic colorectal cancer to focus our resources on our late-stage clinical portfolio and research programs. However, we cannot guarantee that we will not need additional capital and if so, that we will be able to obtain additional capital in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our R&D programs or future commercialization efforts. In addition, if we need and are able to raise additional capital, raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our intellectual property or investigational products. For example, if we decide in the future to issue debt or equity securities ranking senior to shares of our common stock or otherwise incur additional indebtedness, it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to stockholders. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or financings, any of which could reduce the market price of shares of our common stock and dilute their value. Our future capital requirements will depend on many factors related to the cost and timing of developing our investigational products, including:
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
In August 2024, we entered into the Hercules Agreement, with Hercules as administrative agent and collateral agent, and the lenders listed in the Hercules Agreement (collectively, the "Lenders"). The Hercules Agreement was subsequently amended in December 2025 (the "Hercules Amendment"). The Hercules Agreement provided a secured term facility of up to $250 million in four tranches, subject to customary terms and conditions, of which $100 million had been drawn down by us. The remaining $150 million is available as follows: (i) $50 million will be available upon the achievement of certain BLA enabling clinical milestones related to our ongoing Phase 3 studies, drawable through the earlier of March 15, 2028 or 90 days following the achievement of the applicable milestone; (ii) $50 million will be available upon the FDA’s approval of a BLA or New Drug Application (“NDA”) for an Arcus investigational product, drawable through the earlier of December 15, 2028 or 90 days following such approval; and (iii) $50 million remains available through the loan's maturity date, subject to lender approval. The Hercules Agreement, as amended, is secured by substantially all of our assets, subject to certain exclusions. The maturity date of the Hercules Agreement is September 2030, with an interest-only period until September 2028, which may be extended to September 2030, subject to achieving certain specified regulatory approval milestones. Until we have repaid all outstanding obligations, the Hercules Agreement, as amended, subjects us to various customary covenants, including, among other things, requirements as to financial reporting and minimum cash (beginning July 2027) and net product revenue (following achievement of certain regulatory milestones), and certain advisory management rights for the Lenders and Hercules. The minimum cash covenant is conditionally waived if our market capitalization exceeds a specified threshold, and the minimum net product revenue covenant may be satisfied through alternative measures based on our market capitalization and cash position. In addition, the Hercules Agreement contains customary restrictions on our ability to incur additional indebtedness, to incur liens on our property and assets, to make certain investments, to repurchase or redeem any capital stock or other equity interest other than certain permitted investments, to declare or pay any cash dividends or other distributions on capital stock other than from the Company’s subsidiaries to the Company or another subsidiary of the Company, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity other than certain permitted acquisitions, to change our line of business and to enter into any change in control transaction. Our business may be adversely affected by these restrictions on our ability to operate our business.
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
Before obtaining approval from regulatory authorities for the commercialization of any of our investigational products, we must conduct extensive clinical trials to demonstrate the safety, purity, potency, and/or efficacy of our investigational candidate in humans. Before we can initiate clinical trials for any investigational products in the U.S. or in other jurisdictions, we must submit the results of preclinical studies to the FDA or comparable regulatory authorities along with other information, including information about the investigational product’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any investigational product before it allows us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our preclinical development programs. Moreover, even if we commence clinical trials, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our ongoing and planned clinical trials for our investigational products could significantly affect our product development timelines and product development costs and harm our financial position.
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
•subjects failing to enroll or remain in our trials at the rate we expect (or at all), or failing to return for post-treatment follow-up;
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
We rely, and expect to continue to rely, on third-parties for the manufacture and supply of our investigational products for preclinical and clinical testing, as well as for commercial manufacture if any of our investigational products are approved. If any of these third-parties fail to perform these activities for us, nonclinical or clinical development of our investigational products could be delayed, which could have an adverse effect on our business, financial condition, results of operations, and/or growth prospects. Further, we currently have limited manufacturing arrangements for our investigational products and expect that each of our investigational products will only be covered by single source suppliers for the foreseeable future. Our reliance on limited manufacturing arrangements increases the risk that we will not have and may not be able to obtain sufficient quantities of our investigational products for use in our clinical trials and, if approved, commercial activities. For example, WuXi Biologics, located in China, is currently our sole manufacturer of zimberelimab, and manufacturing biologics, especially in large quantities, is often complex and may require the use of innovative technologies to handle living cells. We regularly assess our supply needs against our manufactured quantities, however, if WuXi Biologics, or any other manufacturer that we rely on, including for casdatifan, is unable or unwilling to provide the quantity of material we require, there is no guarantee that any reserves we have of our investigational products will be sufficient for our future clinical development plans. If any reserves we have are depleted and we are unable to establish a reliable source of supply, our development efforts, and if approved, commercial activities, could be delayed or impaired.
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
We rely, in part, on license and other strategic agreements, which subject us to various obligations, including diligence obligations with respect to development and commercialization activities, reporting and notification obligations, payment obligations for achievement of certain milestones and royalties on product sales, negative covenants and other material obligations. We may need to devote substantial time and attention to ensuring that we are compliant with our obligations under these agreements. If we fail to comply with the obligations under our license agreements or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and our licensors may have the right to terminate the license. If our license agreements are terminated, we may not be able to develop, manufacture, market or sell the products covered by our agreements and those being tested or approved in combination with such products. Such an occurrence could materially adversely affect the value of the investigational product being developed under any such agreement and any other investigational products being developed or tested in combination. Zimberelimab, which we in-licensed from WuXi Biologics, is being evaluated in several of our early-phase trials, including ARC-20. In the event we breach any of our license agreements, including with WuXi Biologics, and our license agreements are terminated, we would have to cease these development activities, or we would have to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all.
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
We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop drugs and biologics for the treatment of cancer and immunology diseases, which are highly competitive with rapidly changing standards of care. As such, our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non-competitive. Our competitors also may obtain marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
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
We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of any third parties we rely on), but we may not be able to detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
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
Emerging international trade relations, new legislation and tariffs, including those specifically targeting the pharmaceutical industry, may also adversely impact our operations and/or financial condition by causing substantial uncertainty and volatility in financial markets or by limiting or preventing the activities of third parties that we engage, increasing import costs or increasing the cost of our operations. New or increased tariffs, export controls or other trade barriers could result in higher prices for the materials we use and, if any of our investigational products are approved, could materially impact our supply chain and manufacturing costs for such products. Recent congressional legislative actions, proposed executive orders, sanctions, tariffs and other measures discourage contracting with Chinese companies on the development or manufacturing of pharmaceutical products and may restrict trade with China. For example, the U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from "biotechnology companies of concern", or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from "biotechnology companies of concern." Congress has interpreted a "biotechnology company of concern" as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veterans Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. WuXi Biologics, located in China, is currently our sole manufacturer of zimberelimab. If WuXi Biologics becomes subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government (including designation as a "biotechnology company of concern" under the U.S. BIOSECURE Act), or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the U.S. and mainland China, it could materially impact our ability to obtain additional supply of zimberelimab or significantly increase our manufacturing costs. Finding a replacement manufacturer could require significant effort and/or be prohibitively expensive, and we may not be able to do so in a timely manner which could have an adverse impact on our operations, operating results and financial condition.
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
In June 2026, we received a notice of examination from the IRS for our fiscal year ended December 31, 2023. We are currently complying with the taxing authority and believe our tax position for the year under review was appropriate, however, it is possible that the IRS and other taxing authorities to which we are subject may disagree with certain positions we have taken. Although the outcome of tax audits is inherently uncertain and could result in significant tax payments that could harm our financial position and results of operations, we do not believe the outcome of this audit will have a material adverse effect on our financial condition or results of operations and have not accounted for any proposed adjustments at this time.
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
Based upon shares outstanding as of June 30, 2026, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 38.9% of our common stock. In particular, as of June 30, 2026, Gilead owns approximately 24.7% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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
These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including by delaying or impeding a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for our stockholders to realize value in a corporate transaction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
On August 5, 2026, the Company and Gilead entered into an Amended and Restated Investor Rights Agreement (2026 Amended and Restated IRA), which amends and restates in its entirety the Amended & Restated Investor Rights Agreement entered into on January 29, 2024. Pursuant to the 2026 Amended and Restated IRA, Gilead no longer has the right to designate any directors to the Company’s Board of Directors. Concurrent with the execution of the 2026 Amended and Restated Investor Rights Agreement, Dietmar Berger, MD, Ph.D., Johanna Mercier and Linda Higgins, Ph.D. each resigned from the Board, effective as of August 5, 2026. The Board approved a reduction in the size of the Board from eleven to eight directors immediately upon effectiveness of the resignations, none of which were a result of any disagreement with the Company. The foregoing description of the 2026 Amended and Restated IRA does not purport to be complete and is qualified in its entirety by reference to the full text of the 2026 Amended and Restated IRA, which the Company expects to file as an exhibit to its Quarterly Report on Form 10-Q for the quarter ending September 30, 2026.

Rule 10b5-1 Trading Arrangements
The adoption, modification or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2026, which are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, were as follows:

Name and Title	Action	Date	Total Shares to be Sold	Expiration Date
Alexander Azoy Chief Accounting Officer	Adoption	May 22, 2026	30,861	August 17, 2027

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

ARCUS BIOSCIENCES, INC.

Date:	August 5, 2026	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2026	By:	/s/ Alexander Azoy
Alexander Azoy
Chief Accounting Officer (Principal Accounting Officer)