Form 10-Q
period 2026-09-30
Arcus Biosciences, Inc.
filed 2026-11-04
CIK 1724521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2026, the registrant had 143,990,614 shares of common stock, $0.0001 par value per share, outstanding.

ARCUS BIOSCIENCES, INC.

RISK FACTOR SUMMARY

The following is a summary of the key risks and uncertainties that make an investment in our securities speculative and risky. The below summary does not contain all of the information that may be important to you, and you should read this summary together with the more detailed description of the risks set forth under "Part II. Item 1A. Risk Factors" of this Quarterly Report.
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
•Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement with Hercules Capital, Inc. ("Hercules"), as amended, and we may be required to repay the outstanding indebtedness in an event of default, which could have a material adverse effect on our business.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
License and development services (Includes $5, $20, $23 and $192 from a related party)	$8	$20	$36	$192
Other collaboration (Includes $1, $6, $31 and $22 from a related party)	1	6	31	22
Total revenues	9	26	67	214

Operating expenses:
Research and development (Includes $1, $13, $2 and $19 from a related party)	117	141	352	402
General and administrative (Includes $—, $3, $— and $5 from a related party)	23	27	76	84
Total operating expenses	140	168	428	486

Loss from operations	(131)	(142)	(361)	(272)

Non-operating income (expense):
Interest and other income, net	6	10	23	31
Interest expense	(3)	(3)	(9)	(6)
Total non-operating income, net	3	7	14	25

Loss before income taxes	(128)	(135)	(347)	(247)

Income tax expense	—	—	—	—

Net loss	$(128)	$(135)	$(347)	$(247)

Net loss per share:
Basic and diluted	$(1.00)	$(1.27)	$(2.74)	$(2.39)

Shares used to compute net loss per share:
Basic and diluted	127.4	106.5	126.3	103.7
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(128)	$(135)	$(347)	$(247)
Other comprehensive loss	(1)	—	(2)	—
Comprehensive loss	$(129)	$(135)	$(349)	$(247)
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$151	$222
Marketable securities	479	759
Receivable from collaboration partners	18	11
Prepaid expenses and other current assets	16	15
Total current assets	664	1,007

Long-term marketable securities	64	29
Property and equipment, net	33	40
Other noncurrent assets	57	63
Total assets	$818	$1,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ($13 and $24 to a related party)	$44	$42
Deferred revenue ($6 and $35 to a related party)	14	35
Other current liabilities	141	154
Total current liabilities	199	231

Deferred revenue, noncurrent ($18 and $43 to a related party)	34	43
Long-term debt	102	99
Other noncurrent liabilities	125	135

Commitments

Stockholders’ equity:
Common stock and additional paid-in capital: $0.0001 par value per share; 400.0 shares authorized; 127.6 shares in 2026 and 125.3 shares in 2025 issued and outstanding	2,192	2,116
Accumulated deficit	(1,832)	(1,485)
Accumulated other comprehensive loss	(2)	—
Total stockholders’ equity	358	631
Total liabilities and stockholders’ equity	$818	$1,139
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(unaudited)

	Number of shares of common stock	Common stock and additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2024	92.2	$1,617	$(1,132)	$—	$485
Issuance of common stock (see Note 3, Related party - Gilead Sciences, Inc. and Note 13, Stockholders' equity)	13.6	142	—	—	142
Issuance of common stock in connection with our equity award programs	0.1	—	—	—	—
Stock-based compensation	—	16	—	—	16
Net loss	—	—	(112)	—	(112)
Balance at March 31, 2025	105.9	1,775	(1,244)	—	531
Issuance of common stock in connection with our equity award programs	0.5	3	—	—	3
Stock-based compensation	—	15	—	—	15
Net income	—	—	—	—	—
Balance at June 30, 2025	106.4	1,793	(1,244)	—	549
Issuance of common stock (see Note 13, Stockholders' equity)	0.7	8	—	—	8
Stock-based compensation	—	14	—	—	14
Net loss	—	—	(135)	—	(135)
Balance at September 30, 2025	107.1	$1,815	$(1,379)	$—	$436

Balance at December 31, 2025	125.3	$2,116	$(1,485)	$—	$631
Issuance of common stock in connection with our equity award programs	0.2	3	—	—	3
Stock-based compensation	—	19	—	—	19
Other comprehensive loss	—	—	—	(1)	(1)
Net loss	—	—	(128)	—	(128)
Balance at March 31, 2026	125.5	2,138	(1,613)	(1)	524
Issuance of common stock in connection with our equity award programs	1.5	16	—	—	16
Stock-based compensation	—	15	—	—	15
Net loss	—	—	(91)	—	(91)
Balance at June 30, 2026	127.0	2,169	(1,704)	(1)	464
Issuance of common stock in connection with our equity award programs	0.6	7	—	—	7
Stock-based compensation	—	16	—	—	16
Other comprehensive loss	—	—	—	(1)	(1)
Net loss	—	—	(128)	—	(128)
Balance at September 30, 2026	127.6	$2,192	$(1,832)	$(2)	$358
See accompanying notes.

ARCUS BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(347)	$(247)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	50	45
Depreciation and amortization	7	7
Noncash lease expense	6	5
Amortization of discounts on marketable securities	(7)	(10)
Other items, net	3	2
Changes in operating assets and liabilities:
Receivable from collaboration partners ($— and $6 from a related party)	23	9
Other assets	1	5
Accounts payable (($11) and $29 to a related party)	2	24
Deferred revenue (($55) and ($214) to a related party)	(63)	(214)
Other liabilities	(20)	12
Net cash used in operating activities	(345)	(362)

Cash flows from investing activities
Purchases of marketable securities	(463)	(679)
Proceeds from maturities of marketable securities	694	858
Proceeds from sales of marketable securities	17	70
Purchases of property and equipment	—	(1)
Net cash provided by investing activities	248	248

Cash flows from financing activities
Proceeds from issuance of common stock ($— and $14 from a related party)	—	150
Proceeds from debt issuances, net	—	49
Proceeds from issuance of common stock pursuant to equity award plans	26	3
Net cash provided by financing activities	26	202
Net increase (decrease) in cash, cash equivalents and restricted cash	(71)	88
Cash, cash equivalents and restricted cash at beginning of period	225	153
Cash, cash equivalents and restricted cash at end of period	$154	$241
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
Liquidity and Capital Resources
As of September 30, 2026, we had cash, cash equivalents and marketable securities of $694 million, which we believe will be sufficient to fund our planned operations for a period of at least twelve months following the date of filing of this report. See Note 16, Subsequent event, for more information on stock issuances that occurred in October 2026.
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
Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future period.
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
The Investor Rights Agreement was amended in 2022 (the "First Investor Rights Agreement Amendment"), was amended and restated in 2024 (the "Second Investor Rights Agreement Amendment"), and was amended and restated in 2026 (the "Third Investor Rights Agreement Amendment").
We refer to these agreements collectively as the "Gilead Agreements".
Stock Purchase and Investor Rights Agreements
In the first-quarter 2025, through our underwritten offering, Gilead purchased 1.4 million shares of our common stock for total gross proceeds of $15 million.
Under the Investor Rights Agreement entered into in 2020 and subsequent amendments in 2022 and 2024, Gilead had the right to designate three members of our board of directors and registration rights for shares that it purchases. Gilead previously exercised its rights to appoint all three board members and all shares purchased to date have been registered.
Under the Third Investor Rights Agreement Amendment entered into in the third-quarter 2026, the right to designate three members of our board of directors was removed and Gilead relinquished it board seats.
As of September 30, 2026, Gilead held approximately 24.6% of our outstanding common stock.
Collaboration Agreements
In 2020, we entered into the Gilead Collaboration Agreement, which gave Gilead, for an upfront payment of $175 million, an exclusive license to develop and commercialize zimberelimab (the anti-PD-1 program) in certain markets and time-limited options to acquire exclusive licenses to develop and commercialize any of our then-current and future clinical programs arising during the 10-year collaboration term, contingent upon $100 million option continuation payments payable on each of the second, fourth, sixth and eighth anniversaries of the agreement. The collaboration term, which determined the programs to which Gilead obtained options to acquire exclusive licenses to develop and commercialize under the Gilead Collaboration Agreement, ended on July 14, 2026, following Gilead's decision not to make the option continuation payment due on the sixth anniversary of the agreement.
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
Gilead's option to acquire exclusive licenses to develop and commercialize AB801 (an investigational small-molecule AXL inhibitor) and AB598 (an investigational anti-CD39 monoclonal antibody) under the Gilead Collaboration Agreement, will expire after a prescribed period following the achievement of a clinical development milestone in such program and our delivery to Gilead of the requisite data package. Gilead may exercise its option to these programs at any time prior to expiration of the option and will pay us an option fee of $150 million per program.

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
In 2023, we entered into the Second Gilead Collaboration Agreement Amendment pursuant to which we expanded our collaboration to provide Gilead with options to license up to four jointly selected research-stage programs that target inflammatory diseases for which we will lead discovery and early development activities. We received a total upfront payment of $35 million for an initial two research programs in 2023. Gilead's options to the other two research programs, as amended under the Fourth Gilead Collaboration Agreement Amendment, expired in May 2025 and Gilead's time-limited option rights to AB102 (an investigational MRGPRX2 antagonist) expired in May 2026. Gilead has the right, for our investigational TNF small-molecule inhibitor, either to (i) exercise its option upon our completion of certain IND-enabling activities for an option payment of $45 million or (ii) extend its option and exercise it following the achievement of a clinical development milestone for an option payment of $150 million. If Gilead exercises its option at the earlier point in time, we would be eligible to receive up to $375 million in regulatory and commercial milestone payments as well as tiered royalties. If Gilead exercises its option at the later point in time, the parties would have rights to co-develop and share global development costs and to co-promote and share profits in the U.S. for that program.
In 2024, we entered into the Third Gilead Collaboration Agreement Amendment. The Third Gilead Collaboration Agreement Amendment, among other things, (i) required Gilead to pay the $100 million option continuation payment due on the fourth anniversary of the Gilead Collaboration Agreement, which was received in 2024, (ii) provides that we will operationalize and fund the Phase 3 PRISM-1 study evaluating quemliclustat in pancreatic cancer subject to Gilead's right to reinstate the study as part of the parties' joint development activities upon regulatory approval, (iii) provides that we will solely fund our share of the Phase 3 PACIFIC-8 study, subject to Gilead's right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program upon regulatory approval, and (iv) provides that we will fund certain other activities. All other terms of the existing collaboration agreements remain unchanged.
As of September 30, 2026, Gilead has licenses to domvanalimab, AB308, quemliclustat and zimberelimab. In the second-quarter 2025, Gilead returned its license to the adenosine receptor antagonist program, which includes etrumadenant. As of September 30, 2026, Gilead holds time-limited options to our AXL program (including AB801), our CD39 program (including AB598), our TNF program and the oncology research program under the First Gilead Collaboration Agreement.
Under the Gilead Agreements, we recognized revenue for the three and nine months ended September 30, 2026, of $6 million and $54 million, respectively, and for the three and nine months ended September 30, 2025, of $26 million and $214 million, respectively. For a more detailed discussion, see Note 5, Revenues.
Under these agreements, we recognized for the three and nine months ended September 30, 2026, net expense of $1 million and $2 million, respectively, and for the three and nine months ended September 30, 2025, net expense of $16 million and $24 million, respectively. Expenses and reimbursements from Gilead are recognized in Operating expense, allocated between Research and Development ("R&D") and General and Administrative ("G&A") in our Condensed Consolidated Statements of Operations based upon the activity that generated the expense or reimbursement.
We had net payables to Gilead at September 30, 2026 and December 31, 2025, of $13 million and $24 million, respectively, recorded in Accounts payable on our Condensed Consolidated Balance Sheets.

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
In 2022, Taiho opted to participate in two global Phase 3 trials of domvanalimab and zimberelimab combinations, STAR-121 and STAR-221, and in 2024, Taiho opted to participate in the global Phase 3 trial of quemliclustat, PRISM-1. For each of these trials, Taiho became obligated to reimburse us for their portion of the global trial costs, and to make milestone payments contingent upon successfully satisfying the related clinical milestones. The clinical milestones were met: for domvanalimab and zimberelimab for the STAR-221 trial in 2023, and Taiho became obligated to pay us $28 million; domvanalimab and zimberelimab for the STAR-121 trial in 2024, and Taiho became obligated to pay us $26 million; and for quemliclustat for the PRISM-1 trial in the first-quarter 2025, and Taiho became obligated to make milestone payments totaling $19 million. All the milestone payments due have been fully received. In the fourth-quarter 2025, Taiho exercised its option for HIF-2α inhibitor program (including casdatifan) for the Taiho Territory, for an option payment of $15 million. We and Taiho concurrently entered into an amendment (the "Second Amendment") where we will lead development for two indications for casdatifan in Japan and be responsible for the global study costs and we may also be eligible to receive: (i) clinical and regulatory milestones of up to $172 million of which Taiho became obligated to pay us $30 million in the second-quarter 2026 upon the achievement of a clinical milestone (of which $15 million was received in the third-quarter 2026 and the remaining $15 million is due in the first-quarter 2027); (ii) commercial milestone payments of up to $145 million upon the achievement of certain sales thresholds in the Taiho Territory; and (iii) royalties ranging from high single-digits to mid-teens on net sales of the licensed product in the Taiho Territory. Due to the nature of these arrangements, a portion of these upfront and clinical milestones were determined to be advance cost sharing payments for Taiho's share of the related global study R&D costs under the collaboration and are deferred and recognized as a reduction in R&D expense as the related global studies are performed, calculated as an estimated percentage of completion based on the estimated total effort for the programs. See Note 5, Revenues, for more information.

As of September 30, 2026, Taiho has licenses for the Taiho Territory to (i) HIF-2α inhibitor program (including casdatifan); (ii) anti-TIGIT program (including domvanalimab and AB308); (iii) anti-PD-1 program (including zimberelimab); (iv) CD73 program (including quemliclustat); and (v) adenosine receptor antagonist program (including etrumadenant). Taiho holds a time-limited option for the Taiho Territory to our CD39 program (including AB598).
We recognized net reimbursements, including amortization of advance cost share payments, under this arrangement for the three and nine months ended September 30, 2026, of $5 million and $16 million, respectively, and for the three and nine months ended September 30, 2025, of $7 million and $24 million, respectively. These net reimbursements are recognized as a reduction of R&D expense in our Condensed Consolidated Statements of Operations.
We had net receivables under this arrangement at September 30, 2026 and December 31, 2025, of $18 million and $10 million, respectively, recorded in Receivable from collaboration partners on our Condensed Consolidated Balance Sheets. See Note 5, Revenues for more information.
We had liabilities related to certain advance cost sharing payments under this arrangement at September 30, 2026 and December 31, 2025, of $32 million and $44 million, respectively, recorded in Other liabilities, allocated between current and noncurrent based on the expected timing of future recognition.
AstraZeneca Collaboration
In 2020, we entered into a collaboration with AstraZeneca to evaluate domvanalimab, our investigational anti-TIGIT antibody, in combination with AstraZeneca’s durvalumab in a registrational Phase 3 clinical study in patients with unresectable Stage 3 non-small cell lung cancer ("NSCLC"), known as the PACIFIC-8 study. The terms of this agreement were amended in 2024 and again after the discontinuation of the PACIFIC-8 study in the third-quarter 2026.
Under the collaboration agreement, as amended, we are obligated to make milestone payments of $18 million, which we have fully accrued as of September 30, 2026 and recorded in Other noncurrent liabilities. We are also obligated to reimburse AstraZeneca annually for a portion of the trial costs, which are accrued as the costs are incurred.
Prior to January 2024, the PACIFIC-8 trial formed part of the Arcus and Gilead joint development program for domvanalimab and our portion of the trial costs was shared with Gilead. Under the Third Gilead Collaboration Agreement Amendment, we agreed to solely fund our share of PACIFIC-8, subject to Gilead's right to reinstate PACIFIC-8 as part of the parties’ joint development activities for the TIGIT Program.
We recognized expenses under this arrangement for the three and nine months ended September 30, 2026, of $12 million and $21 million, respectively, and for the three and nine months ended September 30, 2025, of $7 million and $16 million, respectively. These expenses are recognized as R&D expense in our Condensed Consolidated Statements of Operations.
We had liabilities under this arrangement, at September 30, 2026 and December 31, 2025, of $33 million and $12 million, respectively, recorded in Other current liabilities and Other noncurrent liabilities on our Condensed Consolidated Balance Sheets based on the expected timing of payment.
WuXi Biologics License - anti-PD-1
In 2017, we entered into an agreement with WuXi Biologics Ireland Limited ("WuXi Biologics") which, as amended, provides us with exclusive rights to (i) develop, use and manufacture products that include an anti-PD-1 antibody, including zimberelimab, worldwide and (ii) commercialize any such products worldwide, except in Greater China. As of September 30, 2026, under this arrangement, we may incur (i) additional regulatory milestone payments of up to $50 million and commercialization milestone payments of up to $375 million, (ii) tiered royalties that range from the high single-digits to low teens on net sales of the licensed products and (iii) fees related to any sublicenses.
We did not have any milestones or royalties due under this arrangement for the three and nine months ended September 30, 2026 and 2025.
WuXi Biologics License - anti-CD39
In 2020, we entered into an agreement with WuXi Biologics, under which we obtained the exclusive worldwide license to develop and commercialize anti-CD39 antibodies discovered under this arrangement. As of September 30, 2026, under this arrangement we may incur additional clinical and regulatory milestone payments of up to $14 million and royalty payments in the low single digits on net sales of the licensed products.
We did not have any milestones or royalties due under this arrangement for the three and nine months ended September 30, 2026 and 2025.

Abmuno License
In 2016, we entered into an agreement (the "Abmuno Agreement") with Abmuno Therapeutics LLC ("Abmuno"), under which we obtained the exclusive worldwide license to develop, use, manufacture, and commercialize products that include an anti-TIGIT antibody, including domvanalimab. As of September 30, 2026, under this arrangement we may incur additional clinical, regulatory and commercialization milestone payments of up to $88 million.
We did not have any milestones or royalties due under this arrangement for the three and nine months ended September 30, 2026 and 2025.
Note 5. Revenues
The following table summarizes our revenues by collaboration, category of revenue, and the method of recognition (in millions):

			Three Months Ended September 30,		Nine Months Ended September 30,
	Over time	Point in time	2026	2025	2026	2025
Gilead Collaboration
License and development services	*		$6	$20	$21	$192
R&D services	*		1	3	7	8
Access rights	*		—	3	24	14
Other		*	—	—	3	—
Taiho Collaboration
License and development services	*		2	—	8	—
License		*	—	—	4	—
Total revenues			$9	$26	$67	$214

Total revenues from collaborations			$6	$20	$24	$192
Total revenues from a customer			$3	$6	$43	$22
Revenues from Gilead accounted for 78% and 100% of Total revenues for the three months ended September 30, 2026 and 2025, respectively and 82% and 100% of Total revenues for the nine months ended September 30, 2026 and 2025, respectively.
The following table summarizes the revenue recognized as a result of changes in the deferred revenue balance (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized from amounts in deferred revenue at the beginning of the period	$9	$26	$61	$214
We had $48 million and $78 million of deferred revenue remaining on our Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, respectively, allocated between current and noncurrent based on the expected timing of future recognition.

Revenue from the Gilead Collaboration
2025 Termination of rights to etrumadenant
In the second-quarter 2025, Gilead terminated its rights to etrumadenant (the adenosine receptor antagonist program). We determined this was a significant reduction in the scope of the arrangement, which met the accounting definition of a contract modification. Accordingly, we accounted for this as both a modification of the existing contract and the creation of a new contract. Under the applicable accounting rules for such contract modifications, we did not adjust the accounting for completed performance obligations that were distinct from the modified goods or services. We allocated the updated transaction price of $256 million, comprising the deferred revenue remaining as of the modification date, to the remaining unsatisfied and partially satisfied performance obligations. We also updated the measure of progress as of that date, resulting in a cumulative catch-up adjustment to revenue of $143 million for the quarter ended June 30, 2025.
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
We determined the standalone selling price of each license using a discounted cash flow method and the R&D services for each program, using an expected cost-plus margin approach. For domvanalimab, we determined that the license was distinct based on an evaluation of the delivery of the license, noting that the program was in the later stages of development and the ongoing R&D services do not significantly modify or customize the related intellectual property. Accordingly, we recognized the allocated transaction price as revenue in the year ended December 31, 2021. For etrumadenant and quemliclustat programs, we determined that the license and R&D services were combined at the inception of the agreement based on an evaluation of the delivery of the license, due to the early stage of the technology and the specialized nature of our know-how. We recognize the amounts allocated to R&D services for domvanalimab and the combined license and R&D for etrumadenant and quemliclustat as each performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for each program. Following Gilead's termination of its rights to etrumadenant, the performance obligation related to the combined license and R&D services was fully satisfied in the third-quarter 2026.
For the three and nine months ended September 30, 2026, we recognized revenue of $6 million and $21 million, respectively. For the three and nine months ended September 30, 2025, we recognized revenue of $20 million and $192 million, respectively, (including the cumulative catch-up due to Gilead's termination of its rights to etrumadenant). This was recognized within License and development services revenue in our Condensed Consolidated Statements of Operations.
Access Rights and Option Continuation Periods
Under the Gilead Collaboration Agreement entered into in 2020 and related amendments, Gilead has exclusive access to our current programs as well as any future programs for a period of ten years, contingent upon option continuation payments totaling $300 million, consisting of a $100 million payment on each of the fourth (paid in third-quarter 2024), sixth, and eighth anniversaries of the Gilead Collaboration Agreement. Following Gilead's decision not to make the option continuation payment due on the sixth anniversary, on July 14, 2026, Gilead has lost rights to access and obtain licenses to the programs arising from our R&D pipeline. For more information on the time-limited options that Gilead retains, see Note 3, Related party - Gilead Sciences, Inc.

The standalone selling price of the ongoing R&D pipeline access and the option continuation material rights were determined using an expected cost-plus margin approach, with the option continuation material rights probability-adjusted for the likelihood of exercise. We use a time-elapsed input method to measure progress toward satisfying the access rights performance obligation, which is the method we believe most faithfully depicts our performance in transferring the promised services during the time period in which Gilead has access to our R&D pipeline. Accordingly, the revenue allocated to the initial four-year access rights performance obligation was recognized using this input method over the remaining period through July 2024, and for the fourth anniversary access rights continuation, over the two-year period ending July 2026. For the option continuation material rights, following Gilead's decision in April 2026 not to make the continuation payment, we recognized within Other collaboration revenue in the second-quarter 2026 the $18 million allocated to those material rights.
For the three and nine months ended September 30, 2026, we recognized no revenue and $24 million of revenue, respectively. For the three and nine months ended September 30, 2025, we recognized revenue of $3 million and $14 million, respectively. This was recognized within Other collaboration revenue in our Condensed Consolidated Statements of Operations.
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
For the three and nine months ended September 30, 2026, we recognized no revenue and $3 million of revenue, respectively, within License and development services revenue in our Condensed Consolidated Statements of Operations. As of September 30, 2026, we had $14 million of deferred revenue on our Condensed Consolidated Balance Sheet related to these performance obligations.
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
We determined that we had two separate distinct performance obligations to perform R&D services for Gilead related to discovery and early development activities for each research program for which they have made an upfront payment and, at the amendment closing date, we allocated the transaction price of $35 million equally to the two performance obligations created by this amendment based upon the respective standalone selling prices. The standalone selling prices of these obligations were determined using an expected cost-plus margin approach. We recognize the amounts allocated to these services as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for the program. The options to acquire additional licenses or services did not result in additional performance obligations because they did not provide a material right at contract inception, primarily due to the very early stages of the programs. Gilead's time-limited option rights to AB102 (an investigational MRGPRX2 antagonist) expired in the second-quarter 2026 and the related performance obligation was fully satisfied.
For the three and nine months ended September 30, 2026, we recognized revenue of $1 million and $7 million, respectively. For the three and nine months ended September 30, 2025, we recognized revenue of $3 million and $8 million, respectively. This was recognized within Other collaboration revenue in our Condensed Consolidated Statements of Operations.

Revenue from the Taiho Collaboration
Casdatifan
In the fourth-quarter 2025, Taiho exercised its option under the collaboration arrangement and obtained an exclusive license to casdatifan (the HIF-2α inhibitor) for the Taiho Territory and concurrently entered into the Second Amendment whereby we will lead development for two indications in Japan including the global Phase 3 trial of casdatifan, PEAK-1. In exchange, Taiho made an option exercise payment of $15 million, which was received in fourth-quarter 2025. In the second-quarter 2026, Taiho became obligated to pay us $30 million upon the achievement of a clinical milestone of which $15 million was received in the third-quarter 2026 and the remaining $15 million is due in the first-quarter 2027. We determined that the option exercise and amendment represented a single contract under which we have two separate distinct performance obligations, a license with a customer and R&D services for a collaborative partner related to the global study activities.
The following table summarizes the allocation of the initial transaction price of $15 million to the performance obligations (in millions):

Allocation to performance obligations	Distinct	Combined	Amount
License	*		$7
R&D services	*		8
Total transaction price			$15
We determined that the license for casdatifan was distinct based on an evaluation of the delivery of the license, noting that the program was in the later stages of development and the ongoing R&D services do not significantly modify or customize the related intellectual property. We determined the standalone selling price of this license using a discounted cash flow method and recognized as revenue the allocated transaction price of $7 million in the fourth-quarter 2025, within License and development services revenue in our Condensed Consolidated Statements of Operations.
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
The $30 million clinical milestone, which Taiho became obligated to pay us upon the achievement of a clinical milestone for PEAK-1 in the second-quarter 2026, was allocated to the two separate distinct performance obligations based on the relative standalone selling prices and we recognize the amounts allocated as the amounts become unconstrained and as the performance obligation is satisfied, calculated as an estimated percentage of completion based on management's estimated total effort for each performance obligation. Amounts allocated to each performance obligation are recognized within: (i) License and development services revenue for the license; and (ii) R&D expense reimbursements for the R&D services, in our Condensed Consolidated Statements of Operations.
For the three and nine months ended September 30, 2026, we recognized revenue of $1 million and $2 million, respectively, within License and development services revenue in our Condensed Consolidated Statements of Operations related to casdatifan.
Other
For the three and nine months ended September 30, 2026, we recognized revenue of $1 million and $10 million, respectively, within License and development services revenue in our Condensed Consolidated Statements of Operations related to programs optioned by Taiho.
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

We did not record a provision for income taxes for the three and nine months ended September 30, 2026 and 2025 because of forecasted full year net operating losses ("NOLs"), which consider the timing of recognition of deferred revenue for tax purposes and the effects of the option to capitalize and amortize U.S. R&D expenses as allowed by the One Big Beautiful Bill Act of 2025 ("OBBBA"), which was enacted on July 4, 2025. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowances on our deferred tax assets and state income taxes.
As of September 30, 2026 and December 31, 2025, we have provided a valuation allowance against U.S. federal and state deferred tax assets. We continue to evaluate the realizability of deferred tax assets and the related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination.
We recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision. To date, we have not recognized any interest and penalties, nor have we accrued for or made payments for interest and penalties.
We are currently under U.S. Internal Revenue Service ("IRS") examination for the tax year ended December 31, 2023. We believe that an adequate provision has been made for any adjustments that may result from the tax examination. We are subject to taxation in the U.S. and in Australia. Due to NOLs and research credit carryforwards, our tax years, from 2018 to 2025, remain open to U.S. federal examinations and all of our tax years, from 2015 to 2025, remain open for California state tax examinations. In addition, our fiscal years from 2021 to 2025 are open to examination in Australia.
Note 7. Net loss per share
The following table summarizes potentially dilutive securities excluded from the computation of diluted net loss per share calculations because they would have been antidilutive (in millions):

	As of September 30,
	2026	2025
Common stock options issued and outstanding	16.8	17.3
Restricted stock units issued	4.2	3.9
Employee stock purchase plan shares	0.3	0.2
Total potentially dilutive securities	21.3	21.4
Note 8. Stock-based compensation
Stock-based Compensation Expense
The following table reflects the components of stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$9	$7	$27	$23
General and administrative	7	7	23	22
Total stock-based compensation	$16	$14	$50	$45

Note 9. Cash, cash equivalents and marketable securities
The following table summarizes the amortized cost, gross unrealized gains and losses and the fair value of our cash, cash equivalents and marketable securities, all of which are considered available for sale, by type of securities (in millions):

Types of securities as of September 30, 2026	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$141	$—	$—	$141
U.S. treasury securities	180	—	(1)	179
Corporate securities and commercial paper	368	—	(1)	367
Certificate of deposit	7	—	—	7
Total cash, cash equivalents and marketable securities	$696	$—	$(2)	$694

Types of securities as of December 31, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Money market funds	$155	$—	$—	$155
U.S. treasury securities	359	—	—	359
Corporate securities and commercial paper	487	—	—	487
Certificate of deposit	9	—	—	9
Total cash, cash equivalents and marketable securities	$1,010	$—	$—	$1,010
The following table summarizes the fair values of our cash, cash equivalents and marketable securities by location in the Condensed Consolidated Balance Sheets and contractual maturity (in millions):

Location in Condensed Consolidated Balance Sheets	Contractual Maturity	September 30, 2026	December 31, 2025
Cash and cash equivalents	—	$151	$222
Marketable securities	Within one year	479	759
Long-term marketable securities	Between one and three years	64	29
Total cash, cash equivalents and marketable securities		$694	$1,010
Realized gains or losses recognized on the sale of available-for-sale marketable securities were not material for the three and nine months ended September 30, 2026 and 2025 and are included in Interest and other income, net, in the Condensed Consolidated Statements of Operations. The cost of a security sold is determined using the specific-identification method.
We limit the credit risk associated with our investments by placing them with banks and institutions we believe are highly creditworthy and investing in highly rated investments. We held a total of 128 and 31 positions in securities which were in unrealized loss positions as of September 30, 2026 and December 31, 2025, respectively. We do not intend to sell our securities with unrealized loss positions and have concluded we will not be required to sell the securities before recovery of the amortized cost for the investment at maturity. No credit-related losses have been recognized for any of the periods presented.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets to the total shown in the Condensed Consolidated Statements of Cash Flows (in millions):

	As of September 30,
	2026	2025
Cash and cash equivalents	$151	$238
Restricted cash (included in Other noncurrent assets)	3	3
Total cash, cash equivalents and restricted cash	$154	$241
Restricted cash at September 30, 2026 and 2025 represents cash balances held as security in connection with our facility lease agreements.

Note 10. Condensed consolidated balance sheet components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Prepaid expenses and other assets	$11	$10
Accrued interest receivable	5	5
Total prepaid expenses and other current assets	$16	$15
Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Accrued research and development	$87	$89
Accrued personnel expenses	28	33
Income taxes payable	1	1
Current portion of lease liabilities	14	13
Other	11	18
Total other current liabilities	$141	$154
Note 11. Long-term debt
The following table summarizes our borrowings (in millions):

	September 30, 2026	December 31, 2025
Long-term debt (Contractual maturity 2030)	$100	$100
Unamortized discounts, issuance costs, charges and payment-in-kind interest, net	2	(1)
Total long-term debt	$102	$99
In 2024, we entered into a loan and security agreement with Hercules which we subsequently amended in the fourth-quarter 2025 (the "Hercules Agreement"). Under the Hercules Agreement, Hercules agreed to lend us up to $250 million in term loans in various tranches subject to minimum draw requirements. At closing, we drew $50 million and we drew an additional $50 million in the second-quarter 2025. The remaining $150 million is available as follows: (i) $50 million will be available upon the achievement of certain Biologics License Application ("BLA") enabling clinical milestones related to our ongoing Phase 3 studies, drawable through the earlier of March 15, 2028 or 90 days following the achievement of the applicable milestone; (ii) $50 million will be available upon the FDA's approval of a BLA or New Drug Application ("NDA") for an Arcus investigational product, drawable through the earlier of December 15, 2028 or 90 days following such approval; and (iii) $50 million remains available through the loan's maturity date, subject to lender approval. Any amounts from future expired tranches that were not drawn will remain available through the loan's maturity date, subject to lender approval and the achievement of any milestones associated with the original tranches.
During the three and nine months ended September 30, 2026, we recognized $3 million and $10 million of interest expense, respectively. During the three and nine months ended September 30, 2025, we recognized $4 million and $7 million of interest expense, respectively. The effective interest rate of the debt, including amortization of the debt discount and issuance costs and payment-in-kind interest, was approximately 13% during these periods.
Note 12. Leases
The following table summarizes our cash and non-cash information related to our operating leases (in millions):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities	$13	$13
As of September 30, 2026 and December 31, 2025, we have provided deposits for letters of credit totaling $3 million to secure our obligations under our leases, which are included in Other noncurrent assets on the Condensed Consolidated Balance Sheets.

Note 13. Stockholders' equity
Common Stock
Underwritten Offering
In the first-quarter 2025, we sold through an underwritten public offering, 13.6 million shares of our common stock at a public offering price of $11.00 per share, for total gross proceeds of approximately $150 million, before deducting underwriting discounts, commissions and offering expenses. As part of this underwritten offering, Gilead purchased 1.4 million shares of our common stock for total gross proceeds of $15 million. See Note 16, Subsequent event, for information on issuances of common stock after September 30, 2026.
At-the-Market Facility
In the third-quarter 2025, we issued and sold under our equity distribution agreement 0.6 million shares of our common stock for total gross and net proceeds of $8 million.
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
The following tables summarize the types of assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

Fair value measurement as of September 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$141	$—	$—	$141
U.S. treasury securities	—	179	—	179
Corporate securities and commercial paper	—	367	—	367
Certificate of deposit	—	7	—	7
Total assets measured at fair value	$141	$553	$—	$694

Fair value measurement as of December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$155	$—	$—	$155
U.S. treasury securities	—	359	—	359
Corporate securities and commercial paper	—	487	—	487
Certificate of deposit	—	9	—	9
Total assets measured at fair value	$155	$855	$—	$1,010
Long-term debt
We determine the fair value of our long-term debt, for disclosure purposes only, based on other inputs that are observable, and thus categorized as Level 2 in the fair value hierarchy. As of September 30, 2026 and December 31, 2025, the estimated fair value of our long-term debt approximated the carrying amount.

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
The table below is a summary of the segment net loss, including significant segment expenses (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	9	26	67	214
Adjusted for expense (income):
Late-stage development programs (1)	54	78	165	207
Early-stage development and preclinical programs (2)	17	33	56	113
Compensation and personnel costs	59	59	187	187
Depreciation and amortization	2	2	7	7
Partnership reimbursements	(12)	(28)	(48)	(99)
Other segment items (3)	20	24	61	71
Non-operating income, net	(3)	(7)	(14)	(25)
Segment net loss and Consolidated net loss	$(128)	$(135)	$(347)	$(247)
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
(3) Other segment items include non-allocated program costs and other G&A costs.
Total segment assets at September 30, 2026 and 2025 were $818 million and $1.0 billion, respectively.
Note 16. Subsequent event
In October 2026, we sold through an underwritten public offering, 16.4 million shares of our common stock at a public offering price of $17.50 per share, for total gross proceeds of approximately $288 million, before deducting underwriting discounts, commissions and offering expenses.

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
Forward-Looking Statements and Website Information
The discussion contained herein and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. The words "believe," "may," "will," "estimate," "continue," "anticipate," "design," "intend," "expect," "could," "plan," "potential," "predict," "seek," "should," "would," "advance," "future," "prepare" or the negative version of these words and similar expressions are intended to identify forward-looking statements. Such statements reflect our beliefs and opinions on the relevant subject based upon information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Our actual results could differ materially from those discussed in these forward-looking and other statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report titled "Risk Factors."
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
Our Clinical Product Portfolio
The following chart summarizes our current clinical and late preclinical stage portfolio:

Program	Study	Pre-Clinical	Phase 1/1b	Phase 2	Phase 3
ONCOLOGY					
CASDATIFAN (CAS)* *HIF-2α SMALL-MOLECULE INHIBITOR*	PEAK-1	Post-IO Kidney Cancer (ccRCC)			
	PEAK-20	In Planning; 1L Kidney Cancer (ccRCC)			
	ARC-20	1L, 2L+ Kidney Cancer (ccRCC)			
QUEMLICLUSTAT (QUEMLI)† *CD73 SMALL-MOLECULE INHIBITOR*	PRISM-1	1L Pancreatic Cancer			
IMMUNOLOGY					
AB102 *MRGPRX2 SMALL-MOLECULE ANTAGONIST*		Healthy Volunteers Potential Indications: Atopic Dermatitis, Chronic Spontaneous Urticaria			
TNF‡ *SMALL-MOLECULE INHIBITOR*		Potential Indications: Rheumatoid Arthritis, Psoriasis, Inflammatory Bowel Disease			
CCR6 *SMALL-MOLECULE ANTAGONIST*		Potential Indications: Psoriasis			
STAT6 *SMALL-MOLECULE ANTAGONIST*		Potential Indications: Atopic Dermatitis, Asthma			
ANTI-CD89 *MONOCLONAL ANTIBODY*		Potential Indications: Rheumatoid Arthritis			
CD40L *SMALL-MOLECULE INHIBITOR*		Potential Indications: Multiple Sclerosis, Systemic Lupus Erythematosus

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

Significant Developments
The following is a summary of the recent significant developments affecting our business:
Corporate Developments
•In October 2026, we issued through an underwritten public offering, 16.4 million shares of our common stock at a public offering price of $17.50 per share, for total gross proceeds of approximately $288 million, before deducting underwriting discounts, commissions and offering expenses.
•As announced in April 2026, Gilead's option rights under the Gilead Collaboration Agreement entered into in 2020, as amended, ended on July 14, 2026, following Gilead's decision not to make the option continuation payment. Gilead holds time-limited options to our programs, including AB801 (an investigational small-molecule AXL inhibitor), AB598 (an investigational anti-CD39 monoclonal antibody) and an investigational TNF small-molecule inhibitor.
HIF-2α Program (casdatifan)
•In October 2026, we announced new data from the ARC-20 platform study evaluating casdatifan, alone or in combination, as a first-, second- and late-line treatment for clear cell renal cell carcinoma ("ccRCC"). This included the following data as of the data cutoff date (September 4, 2026):
▪First-line TKI-free combinations
◦Casdatifan plus zimberelimab (anti-PD-1) (n=30): with 11.5 months of median follow up, landmark progression-free survival ("PFS") was 86% and 69% at six and 12 months, respectively, the confirmed objective response rate ("cORR") was 50%, and the rate of primary progression (progression at or before the first scan) was 6.7%. No unexpected safety signals were observed at the time of data cutoff. The regimen showed safety data that are consistent with those observed in other cohorts or prior studies of each molecule.
◦Casdatifan plus ipilimumab (anti-CTLA-4) plus zimberelimab: with three months of median follow up, only one patient out of 24 patients (4%) who had reached a first scan experienced primary progression. There were no unexpected safety signals observed in the 31 patients enrolled that received at least one dose of casdatifan plus ipilimumab and zimberelimab at the time of data cutoff. Grade 3 and higher immune-mediated adverse events were generally consistent with those associated with ipilimumab and nivolumab in frequency, severity and timing.
•Second-line combination
◦Casdatifan plus tyrosine kinase inhibitor ("TKI") cabozantinib: with 21.3 months of median follow up (n=43), median PFS was 14.5 months, 18-month landmark overall survival was 77%, cORR was 44% and primary progression was 5%. Casdatifan plus cabozantinib demonstrated similar efficacy, whether or not patients previously received TKI therapy. TKI-pretreated patients represent approximately 60% of 2L patients in current practice and derive diminished benefit from subsequent TKI therapies. No unexpected safety signals were observed at the time of data cutoff (n=44). The regimen showed safety data that are consistent with those observed in other cohorts or prior studies of each molecule.
•Late-line monotherapy
◦Casdatifan monotherapy (n=121): with 28 months of median follow up in the four pooled monotherapy cohorts, median overall survival was 35 months, median PFS was 13 months and cORR was 36%. PFS data were similar whether patients had received one, two or three prior TKI-inclusive treatments. No unexpected safety signals were observed, and casdatifan showed acceptable and manageable adverse events across all doses.
•In July 2026, we announced a clinical trial collaboration with Summit Therapeutics. Under the agreement, a new cohort in the ARC-20 platform study will evaluate casdatifan with ivonescimab, an investigational PD-1/VEGF bispecific antibody, in first-line ccRCC.

•In July 2026, we announced a clinical supply agreement with AVEO Oncology, an LG Chem company. Under the agreement, AVEO will supply its vascular endothelial growth factor receptor ("VEGFR") TKI tivozanib (FOTIVDA®) to be evaluated in combination with casdatifan as part of a new ARC-20 cohort in patients with advanced ccRCC previously treated with belzutifan.
TIGIT Program (domvanalimab)
•In August 2026, we announced the discontinuation of the Phase 3 PACIFIC-8 study and subsequently executed a termination agreement with AstraZeneca. PACIFIC-8 evaluated domvanalimab in combination with durvalumab versus durvalumab alone in patients with PD-L1 positive, Stage III unresectable NSCLC.
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

The level of our future R&D investment will depend on a number of factors and uncertainties including the breadth of our clinical programs, the outcome of our efforts, and our collaboration activities. R&D expenses have declined as we have wound down studies related to domvanalimab, implemented streamlining initiatives across our R&D operations in connection with this wind-down and realized efficiencies across our programs outside the Gilead collaboration. We expect R&D expenses to remain relatively consistent in the near term, as increased investment in the development of casdatifan and the advancement of our small-molecule immunology programs continues to offset the decreases in our other programs. We solely own casdatifan and lead its global development and commercialization, working with strategic partners in certain regions. As we advance our clinical-stage programs, including casdatifan, and prepare to seek regulatory approval, we may need to expand our late-stage development and commercial capabilities, which will require increased investment.
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
General and Administrative Expenses
G&A expenses consist principally of personnel-related costs including payroll and stock-based compensation for personnel in executive, finance, human resources, information technology, business and corporate development, and other administrative functions. Shared facility expenses are allocated to functional groups proportionally based on usage. Our G&A expenses also include professional fees for legal, consulting, and accounting services, rent and other facilities costs, fixed asset depreciation, and other general operating expenses not otherwise classified as R&D expenses. We do not anticipate significant changes in our G&A expenses in the near-term.
Non-Operating Income, net
Non-operating income, net consists primarily of interest earned on our investments in fixed-income marketable securities, and interest expense on the Hercules Agreement.
Results of Operations
The following table summarizes our results of operations (in millions):

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025		2026	2025
Revenues:
License and development services	$8	$20	(60)%	$36	$192	(81)%
Other collaboration	1	6	(83)%	31	22	41%
Total revenues	9	26	(65)%	67	214	(69)%
Operating expenses:
Research and development	117	141	(17)%	352	402	(12)%
General and administrative	23	27	(15)%	76	84	(10)%
Total operating expenses	140	168	(17)%	428	486	(12)%
Loss from operations	(131)	(142)	(8)%	(361)	(272)	33%
Non-operating income, net	3	7	(57)%	14	25	(44)%
Loss before income taxes	(128)	(135)	(5)%	(347)	(247)	40%
Income tax expense	—	—	*	—	—	*
Net loss	$(128)	$(135)	(5)%	$(347)	$(247)	40%
*Not meaningful
Total Revenues

The decrease in Total revenues for the three months ended September 30, 2026 was primarily driven by lower revenues related to the Gilead Collaboration Agreements as activities wind down or reach completion, partially offset by increased revenues related to programs under the Taiho Collaboration Agreement.
The decrease in Total revenues for the nine months ended September 30, 2026 was primarily driven by (i) the cumulative catch-up from license and development services revenues of $143 million in 2025 due to Gilead's return of its license to the etrumadenant program and (ii) lower revenues related to the Gilead Collaboration Agreements as activities wind down or reach completion, partially offset by: (i) an increase in access rights revenues recognized in the second-quarter 2026 related to the expiration of Gilead's option rights; and (ii) increased revenues related to programs under the Taiho Collaboration Agreement.
See Note 5, Revenues, to our Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the amount and timing of revenues recognized from our license and collaboration agreements.
Research and Development Expenses
We group all of our R&D activities and the related expenditures into categories as described below:

Included as of September 30, 2026
Category	Description	Program Level Expenses	Key Clinical Trials
Late-stage development programs
R&D expenses incurred related to a Phase 3 clinical program intended to result in registration of a new product. This includes all unallocated program-level expense not directly attributable to a specific clinical trial once the related program enters into one or more Phase 3 clinical trials.
		casdatifan* quemliclustat domvanalimab zimberelimab	PEAK-1 PRISM-1 Other**
Early-stage development and preclinical programs	R&D expenses incurred for activities ranging from early-stage development and preclinical to Phase 2 clinical trials. This includes all unallocated program-level expense not directly attributable to a specific clinical trial unless the related program has entered into one or more Phase 3 clinical trials.	casdatifan* etrumadenant AB598 AB801 AB102	ARC-20 ARC-25 ARC-27 AB102-101 HV Other***
Compensation and personnel costs	Internal costs, such as salaries, non-cash stock-based compensation, and other personnel expenses for our R&D employees that are not allocated to specific programs or trials.	—	—
Other costs	Facilities, depreciation, and other external costs that are not recorded at the investigational product level.	—	—
Partnership reimbursements	Reimbursements from our collaboration partners for shared costs incurred by us and recognized as a reduction in R&D expense.	—	—
*    Casdatifan moved from early-stage development and preclinical to a late-stage development program in the third-quarter 2025.
**    Includes PACIFIC-8, STAR-121, STAR-221, and ARC-10. These studies have been discontinued, completed or substantially completed.
***    Includes ARC-7, ARC-8, ARC-9, ARC-26, EDGE-Gastric, EDGE-Lung, eVOLVE, STELLAR-009, VELOCITY-HNSCC, and VELOCITY-LUNG. These studies have been discontinued, completed or substantially completed.
The following table summarizes our R&D expenses by category (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
Category	2026	2025	Change	2026	2025	Change
Late-stage development programs	$54	$78	(31)%	$165	$207	(20)%
Early-stage development and preclinical programs	17	33	(48)%	56	113	(50)%
Compensation and personnel costs	44	44	—%	139	138	1%
Other costs	14	14	—%	40	43	(7)%
Partnership reimbursements	(12)	(28)	(57)%	(48)	(99)	(52)%
Total research and development	$117	$141	(17)%	$352	$402	(12)%

The decrease in R&D expenses for the three months ended September 30, 2026 was primarily due to: (i) late-stage development activities decreasing primarily due to the wind-down of Phase 3 studies related to domvanalimab and the completion of enrollment of PRISM-1, partially offset by increasing activities in our Phase 3 studies for casdatifan; (ii) early-stage development activities decreasing primarily due to the wind-down of Phase 2 studies related to domvanalimab and lower Phase 2 study costs for casdatifan; partially offset by (iii) partnership reimbursements decreasing primarily due to a shift towards programs fully funded by us.
The decrease in R&D expenses for the nine months ended September 30, 2026 was primarily due to: (i) late-stage development activities decreasing primarily due to the wind-down of Phase 3 studies related to domvanalimab and the completion of enrollment of PRISM-1, partially offset by increasing activities in our Phase 3 studies for casdatifan; (ii) early-stage development activities decreasing primarily due to the wind-down of Phase 2 studies related to domvanalimab and lower Phase 2 study costs for casdatifan and quemliclustat; partially offset by (iii) partnership reimbursements decreasing, primarily due to a shift towards programs fully funded by us.
R&D expense by quarter may fluctuate due to the timing of clinical manufacturing and standard-of-care therapeutic purchases with a corresponding impact on reimbursements.
R&D expenses have declined as we have wound down studies related to domvanalimab, implemented streamlining initiatives across our R&D operations in connection with this wind-down and realized efficiencies across our programs outside the Gilead collaboration. We expect R&D expenses to remain relatively consistent in the near term, as increased investment in the development of casdatifan and the advancement of our small-molecule immunology programs continues to offset the decreases in our other programs.
General and Administrative Expenses
The decrease in G&A expenses for the three months ended September 30, 2026, was primarily due to streamlining initiatives we have undertaken across our operations.
The decrease in G&A expenses for the nine months ended September 30, 2026, was primarily due to streamlining initiatives we have undertaken across our operations.
Non-Operating Income, net
The decrease in Non-operating income, net for the three months ended September 30, 2026, was primarily due to: lower yields and a lower average balance for our investment portfolio.
The decrease in Non-operating income, net for the nine months ended September 30, 2026, was primarily due to: lower yields and a lower average balance for our investment portfolio; and higher interest expense on our long-term debt due to the additional drawdown under our agreement with Hercules at the end of the second-quarter 2025.
Income Tax Expense
There was no Income tax expense for the three and nine months ended September 30, 2026 or 2025 due to forecasted full year NOLs. We are currently under U.S. IRS examination for the 2023 tax year. We do not expect the examination to have a material impact on our liquidity, capital resources, or results of operations; however, the examination remains ongoing and the ultimate outcome cannot be predicted with certainty.
Liquidity and Capital Resources
Our cash and investments are held in a variety of interest-bearing instruments, including money market funds, U.S. government treasury and agency obligations, investments in corporate securities and certificates of deposit. Based on our existing business plan, we believe that our cash, cash equivalents, and marketable securities as of September 30, 2026, together with the proceeds from our equity financing in October 2026, will be sufficient to fund our planned level of operations into 2029.
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
In October 2026, we issued through an underwritten offering, 16.4 million shares of our common stock at a price of 17.50 per share, for total gross proceeds of approximately $288 million, before deducting underwriting discounts, commissions and offering expenses.
Cash Flows
The following table summarizes our cash flow activities for each of the periods presented below (in millions):

	Nine Months Ended September 30,
Net cash provided by (used in):	2026	2025
Operating activities	$(345)	$(362)
Investing activities	$248	$248
Financing activities	$26	$202
Operating Activities
Net cash used in operating activities was $345 million for the nine months ended September 30, 2026 compared to $362 million for the same period in the prior year. The change in operating cash flows is primarily due to the timing of receipts from Taiho for development milestones.
Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2026 was primarily due to net proceeds from marketable securities of $248 million.
Cash provided by investing activities for the nine months ended September 30, 2025 was primarily due to net proceeds from marketable securities of $249 million.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2026 was due to proceeds of $26 million for stock issued under our equity award plans.
Cash provided by financing activities for the nine months ended September 30, 2025 was due to net proceeds of $150 million from issuance of our common stock, primarily due to the February 2025 underwritten offering, and $49 million from our borrowings under the Hercules Agreement and proceeds of $3 million for stock issued under our equity award plans.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations outside the ordinary course of business during the three months ended September 30, 2026, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a late clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. All of our investigational products are in development, and none have been approved for commercial sale, nor have we ever generated any revenue from product sales. Our revenues to date have been primarily from upfront and milestone payments, R&D support and clinical materials reimbursement from our strategic partners. For the nine months ended September 30, 2026 and year ended December 31, 2025, we had net losses of $347 million and $353 million, respectively. As of September 30, 2026, we had an accumulated deficit of $1.8 billion. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
The development of biopharmaceutical investigational products is capital intensive. Since our inception, we have used substantial amounts of cash to fund our operations and we expect to incur substantial operating losses over the next few years as our investigational products advance through large late-stage or registrational clinical trials. If we obtain marketing approval for any of our investigational products, we expect to incur significant commercialization expenses related to marketing, sales, manufacturing and distribution.
As of September 30, 2026, we had $694 million of cash, cash equivalents and marketable securities, which together with the proceeds from our equity financing in October 2026, will be sufficient to fund our planned level of operations into 2029. This is based on disciplined prioritization of our resources to these programs. For example, we have paused further development for etrumadenant in third-line metastatic colorectal cancer to focus our resources on our late-stage clinical portfolio and research programs. However, we cannot guarantee that we will not need additional capital and if so, that we will be able to obtain additional capital in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our R&D programs or future commercialization efforts. In addition, if we need and are able to raise additional capital, raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our intellectual property or investigational products. For example, if we decide in the future to issue debt or equity securities ranking senior to shares of our common stock or otherwise incur additional indebtedness, it is possible that these securities or indebtedness will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to stockholders. Because our decision to issue debt or equity securities in any future offering or otherwise incur indebtedness will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or financings, any of which could reduce the market price of shares of our common stock and dilute their value. Our future capital requirements will depend on many factors related to the cost and timing of developing our investigational products, including:
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
Our operating activities may be restricted as a result of covenants related to the indebtedness under our loan and security agreement with Hercules Capital, Inc., as amended, and we may be required to repay the outstanding indebtedness in an event of default, which could have a material adverse effect on our business.
In August 2024, we entered into the Hercules Agreement, with Hercules as administrative agent and collateral agent, and the lenders listed in the Hercules Agreement (collectively, the "Lenders"). The Hercules Agreement was subsequently amended in December 2025 (the "Hercules Amendment"). The Hercules Agreement provided a secured term facility of up to $250 million in four tranches, subject to customary terms and conditions, of which $100 million had been drawn down by us. The remaining $150 million is available as follows: (i) $50 million will be available upon the achievement of certain BLA enabling clinical milestones related to our ongoing Phase 3 studies, drawable through the earlier of March 15, 2028 or 90 days following the achievement of the applicable milestone; (ii) $50 million will be available upon the FDA’s approval of a BLA or NDA for an Arcus investigational product, drawable through the earlier of December 15, 2028 or 90 days following such approval; and (iii) $50 million remains available through the loan's maturity date, subject to lender approval. The Hercules Agreement, as amended, is secured by substantially all of our assets, subject to certain exclusions. The maturity date of the Hercules Agreement is September 2030, with an interest-only period until September 2028, which may be extended to September 2030, subject to achieving certain specified regulatory approval milestones. Until we have repaid all outstanding obligations, the Hercules Agreement, as amended, subjects us to various customary covenants, including, among other things, requirements as to financial reporting and minimum cash (beginning July 2027) and net product revenue (following achievement of certain regulatory milestones), and certain advisory management rights for the Lenders and Hercules. The minimum cash covenant is conditionally waived if our market capitalization exceeds a specified threshold, and the minimum net product revenue covenant may be satisfied through alternative measures based on our market capitalization and cash position. In addition, the Hercules Agreement contains customary restrictions on our ability to incur additional indebtedness, to incur liens on our property and assets, to make certain investments, to repurchase or redeem any capital stock or other equity interest other than certain permitted investments, to declare or pay any cash dividends or other distributions on capital stock other than from the Company’s subsidiaries to the Company or another subsidiary of the Company, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity other than certain permitted acquisitions, to change our line of business and to enter into any change in control transaction. Our business may be adversely affected by these restrictions on our ability to operate our business.
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
Additionally, if any of our investigational products receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. For example, the FDA could require us to adopt a risk evaluation and mitigation strategy ("REMS") to ensure that the benefits of treatment with such investigational product outweigh the risks, which REMS may include, among other things, a communication plan to healthcare practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We may also be required to engage in similar actions, such as patient education, certification of healthcare professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop.

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
Following potential approval of any of our investigational products, the FDA may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS as a condition of approval of our investigational products, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our investigational products, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
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
In addition, in 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court ("UPC"), for litigation involving European patents. Implementation of the EU Patent Package occurred on June 1, 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and investigational products and, resultantly, on our business, financial condition, prospects and results of operations. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package, we have the right to opt our patents out of the UPC during a transition period of at least seven years that began on June 1, 2023, but doing so may preclude us from realizing the benefits of the new unified court. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC.
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
In June 2026, we received a notice of examination from the IRS for our fiscal year ended December 31, 2023. We are currently cooperating with the taxing authority and believe our tax position for the year under review was appropriate; however, it is possible that the IRS and other taxing authorities to which we are subject may disagree with certain positions we have taken. Although the outcome of tax audits is inherently uncertain and could result in significant tax payments that could harm our financial position and results of operations, we do not believe the outcome of this audit will have a material adverse effect on our financial condition or results of operations and have not accounted for any proposed adjustments at this time.
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
Our operations are subject to various U.S. federal and state healthcare laws, including fraud and abuse, transparency and other healthcare laws and regulations, and similar laws in other jurisdictions in which we conduct our business. These laws may impact, among other things, our research and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include, but are not limited to the federal Anti-Kickback Statute; federal civil and criminal false claims laws, such as the False Claims Act; HIPAA; federal and state consumer protection and unfair competition laws; the federal transparency requirements under the Physician Payments Sunshine Act ("Sunshine Act"); state and foreign law equivalents of each of these federal laws; and state and foreign laws that require pharmaceutical companies to implement compliance programs. Many of these laws are discussed in detail under "Item 1. Business—Government Regulation—Other U.S. Healthcare Laws and Compliance Requirements" in our Annual Report on Form 10-K filed with the SEC on February 25, 2026.
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
The Trump administration has issued executive orders that address the pricing of pharmaceuticals in the U.S. and propose a so-called most favored nation (“MFN”) pricing policy, which would tie the price of drugs in the U.S. to the lowest price in a group of other countries. On September 30, 2026, the Centers for Medicare and Medicaid Services (“CMS”) published a final rule establishing the Global Benchmark for Efficient Drug Pricing (GLOBE) Model, a mandatory payment model that uses prices from 19 reference countries to calculate rebates for eligible Medicare Part B medicines. On October 7, 2026, the Pharmaceutical Research and Manufacturers of America (PhRMA) filed a lawsuit challenging CMS’s authority for the model. While the outcome of this litigation is unclear, the Trump administration’s policies directed to MFN pricing are likely to have a negative impact on the pharmaceutical industry. Even proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.
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
We, and the third parties with which we share our facilities, are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Each of our operations involves the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Each of our operations also produces hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. We could be held liable for any resulting damages in the event of contamination or injury resulting from the use of hazardous materials by us or the third parties with which we share our facilities, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.
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
Based upon shares outstanding as of September 30, 2026, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 38.7% of our common stock. In particular, as of September 30, 2026, Gilead owns approximately 24.6% of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Arrangements
None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits.
The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	001-38419	3.1	May 9, 2018
3.2	Amended and Restated Bylaws	8-K	001-38419	3.1	May 26, 2020
10.1*#	Amended and Restated Investor Rights Agreement dated August 5, 2026 between Arcus Biosciences Inc. and Gilead Sciences, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
_____________________________________
*Filed herewith.
# Portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the registrant customarily and actually treats the omitted information as private or confidential and the omitted information is not material.
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

ARCUS BIOSCIENCES, INC.

Date:	November 4, 2026	By:	/s/ Terry Rosen
Terry Rosen, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2026	By:	/s/ Alexander Azoy
Alexander Azoy
Chief Accounting Officer (Principal Accounting Officer)